Form 10QSB
period 2004-10-31
EUROPA TRADE AGENCY LTD.
filed 2005-01-20
CIK 1301712

Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended October 31, 2004      Commission File Number 333-118808


                            EUROPA TRADE AGENCY LTD.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                               98-0434104
            ------                                               ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

3715 West 14th Avenue, Vancouver, B.C. Canada
   (Address of Principal Executive Offices)                       V6R 2W8
                                                                  -------
                                                                 (Zip Code)

                                 (604) 801-6110
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    -----      -----


As of January 10, 2005, the Company had 3,010,000 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format:

                                 Yes         No  X
                                    -----      -----

                                Table of Contents
                                -----------------

                                                                        Page
                                                                        ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements.......................................    3

Item 2.   Managements Discussion and Analysis........................   12

Item 3.   Controls and Procedures....................................   15


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings..........................................

Item 2.   Changes in Securities and Use of Proceeds..................

Item 3.   Defaults Upon Senior Securities............................

Item 4.   Submission of Matters to a Vote of Securities Holders......

Item 5.   Other Matters..............................................

Item 6.   Exhibits...................................................   15

Signatures...........................................................   16

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                OCTOBER 31, 2004
                                   (Unaudited)

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)




                                                                            OCTOBER 31,          JULY 31,
                                                                               2004                2004
-------------------------------------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                                  $        22,530     $        27,424
   Accounts receivable                                                               184                 556
   Prepaid expenses                                                                  710                   -
   Inventory                                                                       3,549               4,666
                                                                         ------------------------------------
                                                                                  26,973              32,646

Property and Equipment, net (Note 4)                                                 157                 169
                                                                         ------------------------------------

                                                                         $        27,130     $        32,815
=============================================================================================================

LIABILITIES

Current
   Bank indebtedness (Note 5)                                            $         6,300     $             -
   Trade accounts payable                                                          1,071               3,342
   Accrued liabilities                                                             2,458               2,355
   Advances payable (Note 6)                                                       8,715               5,285
                                                                         ------------------------------------
                                                                                  18,544              10,982
                                                                         ------------------------------------

STOCKHOLDERS' EQUITY

Common Stock
   Authorized:
      50,000,000 common shares with par value of $0.001 per share

   Issued and outstanding:
       3,010,000 common shares at October 31, 2004 and July 31, 2004               3,010               3,010

   Additional paid-in capital                                                     66,890              57,890

Accumulated Other Comprehensive Loss                                               1,267                 (45)
Accumulated Deficit During The Development Stage                                 (62,581)            (39,022)
                                                                         ------------------------------------
                                                                                   8,586              21,833
                                                                         ------------------------------------

                                                                         $        27,130     $        32,815
=============================================================================================================







    The accompanying notes are an integral part of the financial statements.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                          CUMULATIVE
                                                                                         PERIOD FROM
                                                                                        INCORPORATION
                                                        THREE MONTHS ENDED                  JUNE 6
                                                            OCTOBER 31                     2003 TO
                                               ------------------------------------       OCTOBER 31
                                                     2004                2003                2004
-------------------------------------------------------------------------------------------------------

Sales Revenue                                  $         1,327     $         1,307     $         4,712

Cost of Sales                                            1,689               1,166               4,615
                                               --------------------------------------------------------

Gross Margin (Loss)                                       (362)                141                  97
                                               --------------------------------------------------------

Expenses
   Advertising and promotion                               660                 837               3,358
   Bank charges and interest                               253                 163                 666
   Depreciation                                             12                   -                  85
   Foreign exchange loss                                 2,009                   -               2,009
   Licenses and dues                                         -                 310                 310
   Management services (Note 6)                          7,500                   -              22,500
   Office and sundry                                     1,506                  97               2,476
   Professional fees                                     7,909                   -              11,116
   Rent (Note 6)                                         1,500                   -               4,500
   Telephone                                               134                 431               2,774
   Travel                                                1,714               3,403              12,884
                                               --------------------------------------------------------
                                                        23,197               5,241              62,678
                                               --------------------------------------------------------

Net Loss For The Period                        $       (23,559)    $        (5,100)    $       (62,581)
=======================================================================================================


Net Loss Per Share, Basic and diluted          $         (0.01)    $             -
===================================================================================


Weighted Average Number Of Common
   Shares Outstanding                                3,010,000                   -
===================================================================================


Other Comprehensive Loss
   Net loss for the period                     $       (23,559)    $        (5,100)
   Foreign currency translation adjustment               1,312                   -
                                               ------------------------------------

Total Comprehensive Loss                       $       (22,247)    $        (5,100)
===================================================================================









    The accompanying notes are an integral part of the financial statements.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                  CUMULATIVE
                                                                                                 PERIOD FROM
                                                                                                INCORPORATION
                                                                THREE MONTHS ENDED                  JUNE 6
                                                                    OCTOBER 31                     2003 TO
                                                       ------------------------------------       OCTOBER 31
                                                             2004                2003                2004
---------------------------------------------------------------------------------------------------------------

Operating Activities
   Net loss for the period                             $       (23,559)    $        (5,100)    $       (62,581)

Adjustments To Reconcile Net Loss To Cash
 Used By Operating Activities
   Depreciation                                                     12                   -                  85
   Donated services                                              9,000                   -              27,000
   Accounts receivable                                             372                   -                (184)
   Prepaid expenses                                               (710)                                   (710)
   Inventory                                                     1,117                   -              (3,549)
   Trade accounts payable and accrued liabilities               (2,168)                  -               3,529
                                                       --------------------------------------------------------
                                                               (15,936)             (5,100)            (36,410)
                                                       --------------------------------------------------------

Investing Activity
   Purchase of property and equipment                                -                   -                (242)
                                                       --------------------------------------------------------

Financing Activities
   Advances payable                                              3,430              12,024              23,715
   Issue of common shares for cash                                   -                   -              27,900
   Bank indebtedness                                             6,300                   -               6,300
                                                       --------------------------------------------------------
                                                                 9,730              12,024              57,915
                                                       --------------------------------------------------------

Foreign Exchange Effect On Cash                                  1,312                   -               1,267
                                                       --------------------------------------------------------

Increase (Decrease) In Cash                                     (4,894)              6,924              22,530

Cash, Beginning Of Period                                       27,424                   -                   -
                                                       --------------------------------------------------------

Cash, End Of Period                                    $        22,530     $         6,924     $        22,530
===============================================================================================================











    The accompanying notes are an integral part of the financial statements.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                OCTOBER 31, 2004
                                   (Unaudited)




                                                                         ACCUMULATED
                                                                           DEFICIT       ACCUMULATED
                               NUMBER                      ADDITIONAL     DURING THE         OTHER          TOTAL
                                 OF                         PAID-IN      DEVELOPMENT    COMPREHENSIVE   STOCKHOLDERS'
                               SHARES         AMOUNT        CAPITAL         STAGE            LOSS          EQUITY
                            -----------------------------------------------------------------------------------------

Shares issued for debt
  settlement - March 31,
  2004                        2,000,000    $     2,000    $    13,000    $         -    $          -    $     15,000
Shares issued for cash -
  May 18, 2004                  900,000            900         17,100              -               -          18,000
Shares issued for cash -
  June 30, 2004                 110,000            110          9,790              -               -           9,900
Foreign currency
  translation                         -              -              -              -             (45)            (45)
Donated capital                       -              -         18,000              -               -          18,000
Net loss for the period               -              -              -        (39,022)              -         (39,022)
                            -----------------------------------------------------------------------------------------
Balance, July 31, 2004        3,010,000          3,010         57,890        (39,022)            (45)         21,833
Foreign currency
  translation                         -              -              -              -           1,312           1,312
Donated capital (Note 6)              -              -          9,000              -               -           9,000
Net loss for the period               -              -              -        (23,559)              -         (23,559)
                            -----------------------------------------------------------------------------------------
Balance, October 31, 2004     3,010,000    $     3,010    $    66,890    $   (62,581)   $     (1,267)   $      8,586
                            =========================================================================================





















    The accompanying notes are an integral part of the financial statements.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2004
                                   (Unaudited)


1.   BASIS OF PRESENTATION
--------------------------

     The unaudited financial statements as of October 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the July 31, 2004 audited financial statements and notes thereto.

2.   NATURE OF OPERATIONS
-------------------------

     a)   Organization

          The Company was incorporated federally under the laws of Canada, on June 6, 2003, and extraprovincially registered in British Columbia on September 26, 2003. The Company was continued under the laws of the state of Nevada on May 26, 2004.

     b)   Development Stage Activities

          The Company specializes and will continue to specialize in the distribution and sale of products developed and manufactured by others. The Company seeks distribution agreements with manufacturers of products they believe there is a ready market for in areas readily accessible to the Company.

          The Company is in the development stage. Therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

     c)   Going Concern

          Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through private placements and advances from related parties. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. Management intends to seek additional capital through private placements and public offering of its common stock. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and successful sale of its products. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2004
                                   (Unaudited)


3.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

     b)   Development Stage Company

          The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     c)   Inventory

          Inventory of packaged goods available for sale is valued at the lower of cost and net realizable value.

          Cost of inventory is determined using the actual purchase price of the goods in inventory plus applicable overhead costs.

     d)   Property and Equipment

          Property and equipment comprise computer equipment which is recorded at cost, and is being depreciated at the rate of 30% of the remaining balance per year.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2004
                                   (Unaudited)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------

     e)   Foreign Currency Translation

          The Company's operations are located in Canada, and its functional currency is the Canadian dollar. The financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's financial statements are included as a separate component of shareholders' equity.

     f)   Revenue Recognition

          Revenue from sales is recognized once goods have been delivered to the customers. Cash collections in advance of delivery will be recorded as deferred revenue and recognized as revenue at the time of delivery. Costs related to shipping and handling are included in cost of sales.

     g)   Stock Based Compensation

          The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded. The Company has not granted any stock options since incorporation.

     h)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if any potentially dilutive securities had been issued. At October 31, 2004, the Company has no dilutive stock equivalents.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2004
                                   (Unaudited)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------

     i)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

     j)   Financial Instruments

          The  Company's   financial   instruments  consist  of  cash,  accounts
          receivable, accounts payable and accrued liabilities, and advances payable.

          Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

4.   PROPERTY AND EQUIPMENT
---------------------------

                                           OCTOBER 31, 2004                  JULY 31, 2004
                                             ACCUMULATED        NET BOOK       NET BOOK
                                COST         DEPRECIATION        VALUE           VALUE
                            --------------------------------------------------------------

    Computer equipment      $       242    $           85     $       157    $        169
                            ==============================================================

5.   OPERATING LINE OF CREDIT
-----------------------------

     As at October 31, 2004, the Company has a short-term bank line of credit totalling $16,385 ($Cdn 20,000) of which $6,300 has been drawn down. The line of credit is a revolving operating facility that bears interest at bank prime rate plus 5.5% and is secured by the personal guarantee of a shareholder and director.

6.   RELATED PARTY TRANSACTIONS
-------------------------------

     a) Advances payable are due to a director of the Company for expenses paid on behalf of the Company. The amount bears no interest, is unsecured and has no stated terms of repayment.

     b) The fair value of management services of $7,500 (2003- $Nil) and rent of $1,500 (2003 - $Nil), contributed by a director, was charged to operations and recorded as donated capital during the period.

Item 2.  Management's Discussion and Analysis or Plan of Operations
-------------------------------------------------------------------

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------

This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

This section must be read in conjunction with the financial statements included in this Quarterly Report.

Results of Operations
---------------------

The Company started taking in revenues for the first time in September, 2003. For the three months ending October 31, 2004 our sales totaled $1,327, whereas for the three months ending October 31, 2003 our sales totalled $1,307. Sales to this point have been the result of the continued implementation of our sampling and trial marketing of the golf nutrition bar in British Columbia. As of October 31, 2004 we had made sales visits to approximately 60 golf courses and retailers in the Company's exclusive sales region of Western Canada (British Columbia, Alberta and Saskatchewan). This represents approximately 15% of our target market in our exclusive sales region. We have secured relationships with several top golf courses in British Columbia and continue to seek new relationships.

To October 31, 2004 the Company has not experienced sales of its other products, The Kalamazoo Grill, ScentMaster, and McKirdy's RepalFly. The Company has been actively engaged in strategic planning and marketing in relation to these products with a view to achieving sales. Of particular note, the Company has been engaged in discussions with Wal-Mart Canada in relation to ScentMaster product. Those discussions are ongoing.

The Company has been actively seeking new, promising products to represent in North America. We are currently negotiating with offshore and domestic manufacturers of camping and outdoors equipment.

Gross Profit
------------

For the three months ending October 31, 2004, the Company experienced a gross loss of $362. For the comparable period in 2003 the Company made a gross profit of $141. The loss for the three months ended October 31, 2004 is due to the relatively high inbound shipping costs for the small volume of golf nutrition bars we have purchased to date, and due to low introductory pricing. As the bars gain market share in our exclusive sales region, we expect unit shipping costs to decrease and the selling price to increase, resulting in increased gross profit.

Selling, General and Administrative Expenses
--------------------------------------------

For the three months ending October 31, 2004, selling, general and administrative expenses totaled $23,197, a rise from $5,241 for the comparable period in 2003. For the three months ended October 31, 2004, the largest expense category was professional fees (legal, accounting and auditing) in the amount of $7,909, followed by management services, which totaled $7,500. For the three months ending October 31, 2003 the Company's largest expense category was travel in the amount of $3,403. The selling, general and administrative expenses for the three months to October 31, 2004 were incurred in connection with our purchase of product from the manufacturers to resell. We incurred substantial travel expenses in conjunction with seeking product lines to represent, marketing golf nutrition bars to various golf courses and in marketing our insect repellent products. The fair value of the management services provided by Thomas Lamb has been estimated at $2,500 per month starting on February 1, 2004. An amount of $7,500 for these services has been charged to operations for the three months ending October 31, 2004, with a credit to paid in capital.

The fair value of office and warehouse space provided by Thomas Lamb at no cost to the company is estimated at $500 per month starting on February 1, 2004, totaled $3,000 for the period February 1 to July 31, 2004, and $1,500 for the three months ending October 31, 2004.

Operating Loss
--------------

Our operating loss for the three months ending October 31, 2004 was $23,559, against a loss of $5,100 for the comparable period in 2003.

Known Trends Likely to Have a Material Impact on Net Sales, Revenue or Income
-----------------------------------------------------------------------------

We continue to pursue new products to represent as well as aggressively marketing our existing products. We continue to promote our insect repellant products to large retailers with substantial market presence throughout Canada and the United States. If these efforts prove successful, we will experience a substantial increase in sales and gross profit.

Internal and External Sources of Liquidity
------------------------------------------

Our net cash used by operating activities for the three months ended October 31, 2004 was $15,936 against $5,100 for the comparable period in 2003. The company has a line of credit with CIBC for CDN $20,000 ($US 16,385 on October 31, 2004), of which, as at October 31, 2004, the company had drawn down $CDN 7,690 ($US 6,300). The facility bears interest at bank prime rate plus 5.5%. The Company's president, Thomas Lamb, has agreed to loan the Company up to $75,000 to fund the Company's day-to-day operations if need be. Our management believes that current cash on hand is sufficient to meet our present growth strategies and related working capital and capital expenditure requirements for at least the next 12 months.

We do not believe that there will be significant research and development expenses during the next 12 months.

Known Trends Likely to Have a Material Impact on Short- or Long-Term Liquidity
------------------------------------------------------------------------------

Since our management plans to hire additional staff only on a commissioned basis, and there are no plans for other significant expenditures over the coming year (aside from marketing costs, discussed below), adverse material impacts on short term liquidity are not expected. Our agreements with manufacturers do not require us to make any financial commitments. We will not be making large purchases of product from our manufacturers and suppliers unless the product has already been purchased by a customer. Our long-term liquidity will rely much on the success of our initial product sales and general marketing.

Known Trends that have had or are Reasonably Expected to Have a Material Impact
-------------------------------------------------------------------------------
on the Net Sales or Revenues or Income from Continuing Operations
-----------------------------------------------------------------

We expect Golf nutrition bar sales to be significantly lower during the winter months between November, 2004 and March, 2004 due to the impact of seasonal weather on the golf business in our exclusive marketing area.

Seasonal Aspects that had a Material Effect on the Financial Condition or
-------------------------------------------------------------------------
Results of Operations
---------------------

A decrease in sales of the golf nutrition bars during the three months ended October 31, 2004 was caused by the seasonal slowdown in golf activity which typically begins after August 31 each year.

Item 3.  Controls and Procedures
--------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II--Other Information
--------------------------

Item 6.  Exhibits
-----------------

 31.1     Certificate pursuant to Rule 13a-14(a)

 32.1     Certificate pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Europa Trade Agency Inc.
------------------------


Date:  January 20, 2005
Per:   /s/ Thomas Lamb
    ----------------------------------


Thomas Lamb
President, Secretary,
Treasurer and Director