Form 10QSB
period 2005-01-31
EUROPA TRADE AGENCY LTD.
filed 2005-03-15
CIK 1301712

Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended January 31, 2005     Commission File Number 333-118808


                            EUROPA TRADE AGENCY LTD.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                               98-0434104
            ------                                               ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

3715 West 14th Avenue, Vancouver, B.C. Canada                      V6R 2W8
---------------------------------------------                    ----------
  (Address of Principal Executive Offices)                       (Zip Code)

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


As of February 15, 2005, the Company had 3,010,000 shares of Common Stock outstanding.


Transitional Small Business Disclosure Format:

                                 Yes          No  X
                                    -----       -----

                                Table of Contents
                                -----------------

                                                                        Page
                                                                        ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements.......................................     3

Item 2.   Managements Discussion and Analysis........................    15

Item 3.   Controls and Procedures....................................    17


Part II   OTHER INFORMATION

Item 6.   Exhibits...................................................    17

Signatures...........................................................    18

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                              --------------------


                                JANUARY 31, 2005
                                   (Unaudited)

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)




                                                       JANUARY 31,           JULY 31,
                                                           2005                2004
-----------------------------------------------------------------------------------------

ASSETS

Current
   Cash                                              $        19,794     $        27,424
   Accounts receivable                                           415                 556
   Prepaid expenses                                                -                   -
   Inventory                                                   1,595               4,666
                                                     ------------------------------------
                                                              21,804              32,646

Property and Equipment, net (Note 4)                             144                 169
                                                     ------------------------------------

                                                     $        21,948     $        32,815
=========================================================================================

LIABILITIES

Current
   Bank indebtedness (Note 5)                        $        10,839     $             -
   Trade accounts payable                                      2,893               3,342
   Accrued liabilities                                         4,847               2,355
   Advances payable (Note 6)                                   7,017               5,285
                                                     ------------------------------------
                                                              25,596              10,982
                                                     ------------------------------------




























                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)

                        STOCKHOLDERS' EQUITY (Deficiency)


Common Stock
   Authorized:
      50,000,000 common shares with par value of $0.001 per share

   Issued and outstanding:
      3,010,000 common shares at October 31, 2004
        and July 31, 2004
                                                               3,010               3,010

   Additional paid-in capital                                 75,890              57,890

Accumulated Other Comprehensive Loss                           1,383                 (45)
Accumulated Deficit During The Development Stage             (83,931)            (39,022)
                                                     ------------------------------------
                                                              (3,648)             21,833
                                                     ------------------------------------

                                                     $        21,948     $        32,815
=========================================================================================
























                   The accompanying notes are an integral part
                          of the financial statements.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)




                                                                                                          CUMULATIVE
                                         THREE MONTHS ENDED                 SIX MONTHS ENDED             PERIOD FROM
                                             JANUARY 31                        JANUARY 31               INCORPORATION
                                   -------------------------------   -------------------------------   JUNE 6, 2003 TO
                                        2005             2004             2005             2004        JANUARY 31, 2005
-----------------------------------------------------------------------------------------------------------------------

Sales Revenue                      $         420    $           -    $       1,747    $       1,307              5,132

                                             382                -            2,071            1,166              4,997
                                   ------------------------------------------------------------------------------------

Gross Margin (Loss)                           38                -             (324)             141                135
                                   ------------------------------------------------------------------------------------

Expenses
   Advertising and promotion               2,931              422            3,591            1,259              6,289
   Bank charges and interest                 318               79              571              242                984
   Depreciation                               13                -               25                -                 98
   Foreign exchange loss                                        -            2,009                -              2,009
   Licenses and dues                           -                -                               310                310
   Management services (Note 6)            7,500                -           15,000                -             30,000
   Office and sundry                       3,385              286            4,891              383              5,861
   Professional fees                       4,714              281           12,623              281             15,830
   Rent (Note 6)                           1,500                -            3,000                -              6,000
   Telephone                                 206            1,834              340            2,265              2,980
   Travel                                    821            3,571            2,535            6,974             13,705
                                   ------------------------------------------------------------------------------------
                                          21,388            6,473           44,585           11,714             84,066
                                   ------------------------------------------------------------------------------------

Net Loss For The Period            $     (21,350)   $      (6,473)   $     (44,909)   $     (11,573)           (83,931)
=======================================================================================================================


Net Loss Per Share, Basic and
  diluted                          $       (0.01)   $           -    $       (0.01)   $           -
====================================================================================================


Weighted Average Number Of
  Common Shares Outstanding            3,010,000                -        3,010,000                -
====================================================================================================


Other Comprehensive Loss
   Net loss for the period         $     (21,350)   $      (6,473)   $     (44,909)   $     (11,573)
   Foreign currency translation
     adjustment                              116                -            1,428                -
                                   -----------------------------------------------------------------

Total Comprehensive Loss           $     (21,234)   $      (6,473)   $     (43,481)   $     (11,573)
====================================================================================================




                   The accompanying notes are an integral part
                          of the financial statements.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)




                                                                                                                CUMULATIVE
                                                                                                               PERIOD FROM
                                                                                                              INCORPORATION
                                              THREE MONTHS ENDED                  SIX MONTHS ENDED                JUNE 6
                                                  JANUARY 31                         JANUARY 31                  2003 TO
                                        -------------------------------    -------------------------------      JANUARY 31
                                             2005             2004              2005             2004              2005
----------------------------------------------------------------------------------------------------------------------------

Operating Activities
   Net loss for the period              $     (21,350)   $      (6,473)    $     (44,909)   $     (11,573)    $     (83,931)

Adjustments To Reconcile Net Loss To
     Cash Used By Operating Activities
   Depreciation                                    13                -                25                -                98
   Donated services                             9,000                -            18,000                -            36,000
   Accounts receivable                           (231)               -               141                -              (415)
   Prepaid expenses                               710                -                                  -
   Inventory                                    1,954           (2,216)            3,071           (2,216)           (1,595)
   Trade accounts payable and
     accrued liabilities                        4,211                -             2,043                -             7,740
                                        ------------------------------------------------------------------------------------
                                               (5,693)          (8,689)          (21,629)         (13,789)          (42,103)
                                        ------------------------------------------------------------------------------------

Investing Activity
   Purchase of property and
     equipment                                      -                -                 -                -              (242)
                                        ------------------------------------------------------------------------------------

Financing Activities
   Advances payable                            (1,698)           2,114             1,732           14,138            22,017
   Issue of common shares for cash                  -                -                 -                -            27,900
   Bank indebtedness                            4,539                             10,839                             10,839
                                        ------------------------------------------------------------------------------------
                                                2,841            2,114            12,571           14,138            60,756
                                        ------------------------------------------------------------------------------------

Foreign Exchange Effect On Cash
                                                  116                -             1,428                -             1,383
                                        ------------------------------------------------------------------------------------

Increase (Decrease) In Cash                    (2,736)          (6,575)           (7,630)             349            19,794

Cash, Beginning Of Period                      22,530            6,924            27,424                -                 -
                                        ------------------------------------------------------------------------------------

Cash, End Of Period                     $      19,794    $         349     $      19,794    $         349     $      19,794
============================================================================================================================





                 The accompanying notes are an integral part of
                            the financial statements.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 ----------------------------------------------

                                JANUARY 31, 2005
                                   (Unaudited)




                                                                          ACCUMULATED
                                                                            DEFICIT       ACCUMULATED        TOTAL
                               NUMBER                      ADDITIONAL     DURING THE         OTHER       STOCKHOLDERS'
                                 OF                         PAID-IN       DEVELOPMENT    COMPREHENSIVE      EQUITY
                               SHARES         AMOUNT        CAPITAL          STAGE           LOSS        (DEFICIENCY)
                            ------------------------------------------------------------------------------------------

Shares issued for debt
  settlement - March 31,
  2004                        2,000,000    $     2,000    $    13,000    $          -    $          -    $     15,000
Shares issued for cash -
  May 18, 2004
                                900,000            900         17,100               -               -          18,000
Shares issued for cash -
  June 30, 2004
                                110,000            110          9,790               -               -           9,900
Foreign currency
  translation                         -              -              -               -             (45)            (45)
Donated capital                       -              -         18,000               -               -          18,000
Net loss for the period
                                      -              -              -         (39,022)              -         (39,022)
                            ------------------------------------------------------------------------------------------
Balance, July 31, 2004
                              3,010,000          3,010         57,890         (39,022)            (45)         21,833
Foreign currency
  translation                         -              -              -               -           1,428           1,428
Donated capital (Note 6)
                                      -              -         18,000               -               -          18,000
Net loss for the period
                                      -              -              -         (44,909)              -         (44,909)
                            ------------------------------------------------------------------------------------------
Balance, January 31, 2005     3,010,000    $     3,010    $    75,890    $    (83,931)   $      1,383    $     (3,648)
                            ==========================================================================================









                 The accompanying notes are an integral part of
                            the financial statements.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                JANUARY 31, 2005
                                   (Unaudited)


1.   BASIS OF PRESENTATION
--------------------------

The unaudited financial statements as of January 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the July 31, 2004 audited financial statements and notes thereto.

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

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                JANUARY 31, 2005
                                   (Unaudited)


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

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                JANUARY 31, 2005
                                   (Unaudited)



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

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                JANUARY 31, 2005
                                   (Unaudited)


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

     h)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if any potentially dilutive securities had been issued. At January 31, 2005, the Company has no dilutive stock equivalents.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                JANUARY 31, 2005
                                   (Unaudited)


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

4.   PROPERTY AND EQUIPMENT
---------------------------

                                    JANUARY 31, 2005               JULY 31, 2004
                                      ACCUMULATED       NET BOOK      NET BOOK
                             COST    DEPRECIATION        VALUE          VALUE
                         -------------------------------------------------------

     Computer equipment  $    242   $       98         $    144    $      169
                         =======================================================

5.   OPERATING LINE OF CREDIT
-----------------------------

     As at January 31, 2005, the Company has a short-term bank line of credit totalling $16,156 ($Cdn 20,000) of which $10,839 has been drawn down. The line of credit is a revolving operating facility that bears interest at bank prime rate plus 5.5% and is secured by the personal guarantee of a shareholder and director.

6.   RELATED PARTY TRANSACTIONS
-------------------------------

     a) Advances payable are due to a director of the Company for expenses paid on behalf of the Company. The amount bears no interest, is unsecured and has no stated terms of repayment.

                            EUROPA TRADE AGENCY LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                JANUARY 31, 2005
                                   (Unaudited)


     b) The fair value of management services of $15,000 (2003- $Nil) and rent of $3,000 (2003 - $Nil), contributed by a director, was charged to operations and recorded as donated capital during the six months ended January 31, 2005.

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

Results of Operations
---------------------

The Company started taking in revenues for the first time in September, 2003. For the three months ending January 31, 2005 our sales totaled $420, whereas for the three months ending January 31, 2004 our sales totaled $0. Sales to this point have been the result of the continued implementation of our sampling and trial marketing of the golf nutrition bar in British Columbia. As of January 31, 2005 we had made sales visits to approximately 60 golf courses and retailers in the Company's exclusive sales region of Western Canada (British Columbia, Alberta and Saskatchewan). This represents approximately 15% of our target market in our exclusive sales region. We have secured relationships with several top golf courses in British Columbia and continue to seek new relationships.

To January 31, 2005 the Company has not experienced sales of its other products, The Kalamazoo Grill, ScentMaster, and McKirdy's RepalFly. The Company has been actively engaged in strategic planning and marketing in relation to these products with a view to achieving sales. Ongoing negotiations with Wal-Mart in relation to the ScentMaster product have yet to yield results and our expectations are diminishing.

Gross Profit
------------

For the three months ending January 31, 2005, the company experienced a gross profit of $38. For the comparable period in 2004 the company did not make a profit or loss. The low gross profit for the three months ended January 31, 2005 is due to ongoing costs of operating the company combined with small sales volume, in part due to the seasonal slowdown in sales of golf nutrition bars.

Selling, General and Administrative Expenses
--------------------------------------------

For the three months ending January 31, 2005 selling, general and administrative expenses totaled $21,388, a rise from $6,473 for the comparable period in 2004. For the three months ended January 31, 2005, the largest expense category was management services in the amount of $7,500, followed by professional fees in the amount of $4,714.

The fair value of the management services provided by Thomas Lamb has been estimated at $2,500 per month starting on February 1, 2004. An amount of $7,500 for these services has been charged to operations for the three months ending January 31, 2005, with a credit to paid in capital.

The fair value of office and warehouse space provided by Thomas Lamb at no cost to the company is estimated at $500 per month starting on February 1, 2004, and $1,500 for the three months ending January 31, 2005.

Operating Loss
--------------

Our operating loss for the three months ending January 31, 2005 was $21,350, against a loss of $6,473 for the comparable period in 2004.


Known Trends Likely to Have a Material Impact on Net Sales, Revenue or Income
-----------------------------------------------------------------------------

We continue to pursue new products to represent as well as marketing our existing products. Our marketing efforts are focused on large retailers with substantial market presence throughout Canada and the United States. To date we have been unable to generate sales of products other than the golf nutrition bar. Efforts to market ScentMaster to Wal-Mart have yet to yield results. We will continue to negotiate, but given the elapsed time since we commenced negotiations our expectations are diminishing.

Internal and External Sources of Liquidity
------------------------------------------

Our net cash used by operating activities for the three months ended January 31, 2005 was $5,693 against $8,689 for the comparable period in 2004. The company has a line of credit with CIBC for CDN $20,000 ($US 16,156 on January 31, 2005), of which, as at January 31, 2005, the company had drawn down $US 10,839. The facility bears interest at bank prime rate plus 5.5%. The company's president, Thomas Lamb, has agreed to loan the Company up to $75,000 to fund the Company's day-to-day operations if need be. Our management believes that current cash on hand is sufficient to meet our present growth strategies and related working capital and capital expenditure requirements for at least the next 12 months.

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

Known Trends that have had or are Reasonably Expected to Have a Material Impact
-------------------------------------------------------------------------------
on the Net Sales or Revenues or Income from Continuing Operations
-----------------------------------------------------------------

We expect golf nutrition bar sales to be significantly lower during the winter months to March, 2005 due to the impact of seasonal weather on the golf business in our exclusive marketing area.

Seasonal Aspects that had a Material Effect on the Financial Condition or
-------------------------------------------------------------------------
Results of Operations
---------------------

A decrease in sales of the golf nutrition bars during the three months ended January 31, 2005 was caused by the seasonal slowdown in golf activity.


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


Europa Trade Agency Ltd.
------------------------


Date:  March 13, 2005



Per:  /s/ Thomas Lamb
    ----------------------------
    Thomas Lamb
    President, Secretary,
    Treasurer and Director