Form 10QSB
period 2005-04-30
EUROPA TRADE AGENCY LTD.
filed 2005-06-14
CIK 1301712

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2005     Commission File Number 333-118808

EUROPA TRADE AGENCY LTD.
(Exact name of small business issuer as specified in its charter)

Nevada                                                             98-0434104
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                              Identification No.)

3715 West 14th Avenue, Vancouver, B.C. Canada        V6R 2W8
(Address of Principal Executive Offices)                       (Zip Code)

(604) 801-6110
(Issuer's telephone number)

Check  whether the issuer (1) filed all reports  required to be filed by Section13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorterperiod that the registrant was required to file such reports),  and (2) has beensubject to such filing requirements for the past 90 days.

Yes  X      No
            -----         -----

  As of  June 10,  2005  the Company had  3,010,000  shares of Common  Stockoutstanding.

  Transitional Small Business Disclosure Format:

Yes          No  X

             -----       -----

   Table of Contents

                                                                                                                                                             Page

PART I    FINANCIAL INFORMATION

   Part II   OTHER INFORMATION

   Item 6.   Exhibits.............................................................................................................................    14

   Signatures.......................................................................................................................................    15

EUROPA TRADE AGENCY LTD.

    (A Development Stage Company)

   FINANCIAL STATEMENTS

    APRIL 30, 2005

   (Unaudited)

EUROPA TRADE AGENCY LTD.

    (A Development Stage Company)

    BALANCE SHEETS

    (Unaudited)

       APRIL 30,
        2005

       JULY 31,
        2004

ASSETS

Current

         Cash

      $

       4,233

       $

       27,424

         Accounts receivable

       1,609

       556

         Inventory

       -

       4,666

       5,842

       32,646

      Property and Equipment, net (Note 4)

       132

       169

      $

       5,974

       $

       32,815

LIABILITIES

      Current

         Trade accounts payable

      $

       348

       $

       3,342

         Accrued liabilities

       4,142

       2,355

         Advances payable (Note 5)

       8,394

       5,285

       12,884

       10,982

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock

Authorized:

50,000,000 common shares with par value of $0.001 per share

Issued and outstanding:

          3,010,000 common shares at
      April 30, 2005
     and
      July 31, 2004

       3,010

       3,010

Additional paid-in capital

       84,890

       57,890

Accumulated Other Comprehensive Income (Loss)

       1,603

       (45)

Accumulated Deficit During The Development Stage

       (96,413)

       (39,022)

       (6,910)

       21,833

      $

       5,974

       $

       32,815

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.

    (A Development Stage Company)

    STATEMENTS OF OPERATIONS

    (Unaudited)

      CUMULATIVE
      PERIOD FROM
      INCORPORATION
       JUNE 6, 2003
      TO
       APRIL 30, 2005

      THREE MONTHS ENDED
      APRIL 30

      NINE MONTHS ENDED
      APRIL 30

      2005

      2004

      2005

      2004

Sales Revenue

       $

       1,530

       $

       109

       $

       3,277

       $

       1,416

       $

       6,660

Cost of Sales

       1,441

       82

       3,512

       1,248

       6,438

Gross Margin (Loss)

       89

       27

       (235)

       168

       222

Expenses

Advertising and promotion

       19

       277

       3,610

       1,536

       6,308

Bank charges and interest

       213

       91

       784

       333

       1,197

Depreciation

       12

       -

       37

       -

       110

Foreign exchange loss

       215

       -

       2,224

       -

       2,224

Licenses and dues

       -

       -

       -

       310

       310

Management services (Note 5)

       7,500

       7,500

       22,500

       7,500

       37,500

Office and sundry

       1,128

       (330)

       6,019

       53

       6,989

Professional fees

       1,672

       -

       14,296

       281

       17,501

Rent (Note 5)

       1,500

       1,500

       4,500

       1,500

       7,500

Telephone

       242

       -

       582

       2,265

       3,222

Travel

       69

       35

       2,604

       7,009

       13,774

       12,570

       9,073

       57,156

       20,787

       96,635

Net Loss For The Period

       $

       (12,481)

       $

       (9,046)

       $

       (57,391)

       $

       (20,619)

       $

       (96,413)

Net Loss Per Share, Basic and diluted

       $

       (0.01)

       $

       (0.01)

       $

       (0.02)

       $

       (0.09)

Weighted Average Number Of Common Shares Outstanding

       3,010,000

       674,157

       3,010,000

       219,780

Other Comprehensive Loss

Net loss for the period

       $

       (12,481)

       $

       (9,046)

       $

       (57,391)

       $

       (20,619)

Foreign currency translation adjustment

       219

       -

       1,648

       -

Total Comprehensive Loss

       $

       (12,262)

       $

       (9,046)

       $

       (55,743)

       $

       (20,619)

The accompanying notes are an integral part of the financial statements.

   EUROPA TRADE AGENCY LTD.

    (A Development Stage Company)

    STATEMENTS OF CASH FLOWS

    (Unaudited)

      CUMULATIVE
      PERIOD FROM
      INCORPORATION
      JUNE 6
      2003 TO
      APRIL 30
      2005

      THREE MONTHS ENDED APRIL 30

      NINE MONTHS ENDED
      APRIL 30

             2005

                2004

      2005

      2004

Operating Activities

         Net loss for the period

       $

       (12,481)

       $

       (9,046)

       $

       (57,391)

       $

       (20,619)

       $

       (96,413)

      Adjustments To Reconcile Net Loss To Cash Used By Operating Activities

         Depreciation

       12

       -

       37

       -

       110

         Donated services

       9,000

       9,000

       27,000

       9,000

       45,000

         Accounts receivable

       (1,194)

       -

       (1,053)

       -

       (1,609)

         Prepaid expenses

       -

       -

       -

       -

       -

         Inventory

       1,595

       (2,712)

       4,666

       (4,929)

       -

         Trade accounts payable and accrued liabilities

       (3,250)

       2,685

       (1,207)

       2,685

       4,490

       (6,318)

       (73)

       (27,948)

       (13,863)

       (48,422)

Investing Activity

Purchase of property and equipment

       -

       -

       -

       -

       (242)

Financing Activities

Advances payable

       1,377

       285

       3,109

       14,424

       23,394

Issue of common shares for cash

       -

       5,000

       -

       5,000

       27,900

Bank indebtedness

       (10,839)

       -

       -

       -

       -

       (9,462)

       5,285

       3,109

       19,424

       51,294

Foreign Exchange Effect On Cash

       219

       -

       1,648

       -

       1,603

Increase (Decrease) In Cash

       (15,561)

       5,212

       (23,191)

       5,561

       4,233

Cash, Beginning Of Period

       19,794

       349

       27,424

       -

       -

Cash, End Of Period

       $

       4,233

       $

       5,561

       $

       4,233

       $

       5,561

       $

       4,233

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.

   (A Development Stage Company)

   STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

    APRIL 30, 2005

   (Unaudited)

      ACCUMULATED

      DEFICIT

      ACCUMULATED

      NUMBER

      ADDITIONAL

      DURING THE

      OTHER

      TOTAL

      OF

      PAID-IN

      DEVELOPMENT

      COMPREHENSIVE

      STOCKHOLDERS’

      SHARES

      AMOUNT

      CAPITAL

      STAGE

      INCOME (LOSS)

      EQUITY

      Shares issued for debt settlement –
       March 31, 2004

       2,000,000

       $

       2,000

       $

       13,000

       $

       -

       $

       -

       $

       15,000

      Shares issued for cash –
       May 18, 2004

       900,000

       900

       17,100

       -

       -

       18,000

      Shares issued for cash –
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

       -

       -

       -

       -

       1,648

       1,648

      Donated capital (Note 5)

       -

       -

       27,000

       -

       -

       27,000

      Net loss for the period

       -

       -

       -

       (57,391)

       -

       (57,391)

      Balance,
       April 30, 2005

       3,010,000

       $

       3,010

       $

       84,890

       $

       (96,413)

       $

       1,603

       $

       (6,910)

The accompanying notes are an integral part of the financial statements.

   EUROPA TRADE AGENCY LTD.

   (A Development Stage Company)

    NOTES TO FINANCIAL STATEMENTS

    APRIL 30, 2005

   (Unaudited)

1.   BASIS OF PRESENTATION

   The unaudited financial statements as of
    April 30, 2005
   included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with
     United States
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

   2.   NATURE OF OPERATIONS

a)   Organization

The Company was incorporated federally under the laws of
       Canada
     , on
      June 6, 2003
     , and extraprovincially registered in
       British Columbia
     on
      September 26, 2003
     .  The Company was continued under the laws of the state of
       Nevada
     on
      May 26, 2004
     .

b)   Development Stage Activities

The Company specializes and will continue to specialize in the distribution and sale of products developed and manufactured by others.  The Company seeks distribution agreements with manufacturers of products they believe there is a ready market for in areas readily accessible to the Company.

     The Company is in the development stage.  Therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable.  In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfil its development activities and achieve a level of sales adequate to support its cost structure.

c)   Going Concern

Since inception, the Company has suffered recurring losses and net cash outflows from operations.  The Company expects to continue to incur substantial losses to complete the development of its business.  Since its inception, the Company has funded operations through private placements and advances from related parties.  Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options.  Management intends to seek additional capital through private placements and public offering of its common stock.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and successful sale of its

   EUROPA TRADE AGENCY LTD.

   (A Development Stage Company)

    NOTES TO FINANCIAL STATEMENTS

    APRIL 30, 2005

   (Unaudited)

products.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.        SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the
      United States
    .  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

b)   Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

   EUROPA TRADE AGENCY LTD.

   (A Development Stage Company)

    NOTES TO FINANCIAL STATEMENTS

    APRIL 30, 2005

   (Unaudited)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)   Foreign Currency Translation

The Company’s operations are located in
       Canada
     , and its functional currency is the Canadian dollar.  The financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period.  Adjustments arising from the translation of the Company’s financial statements are included as a separate component of shareholders’ equity.

f)    Revenue Recognition

Revenue from sales is recognized once goods have been delivered to the customers.  Cash collections in advance of delivery will be recorded as deferred revenue and recognized as revenue at the time of delivery.  Costs related to shipping and handling are included in cost of sales.

g)   Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 – “Accounting for Stock Issued to Employees”.  The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 – “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.  The Company has not granted any stock options since incorporation.

h)   Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if any potentially dilutive securities had been issued.  At
      April 30, 2005
     , the Company has no dilutive stock equivalents.

EUROPA TRADE AGENCY LTD.

   (A Development Stage Company)

    NOTES TO FINANCIAL STATEMENTS

    APRIL 30, 2005

   (Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)    Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

j)    Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, and advances payable.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

4.   PROPERTY AND EQUIPMENT

       APRIL 30, 2005

       JULY 31, 2004

      ACCUMULATED

      NET BOOK

      NET BOOK

      COST

      DEPRECIATION

      VALUE

      VALUE

      Computer equipment

       $

       242

       $

       110

       $

       132

       $

       169

5.   RELATED PARTY TRANSACTIONS

a)   Advances payable are due to a director of the Company for expenses paid on behalf of the Company.  The amount bears no interest, is unsecured and has no stated terms of repayment.

b)   The fair value of management services of $22,500 (2004- $7,500) and rent of $4,500 (2004 - $1,500), contributed by a director, was charged to operations and recorded as donated capital during the nine months ended April 30, 2005.

  Item 2.  Management's Discussion and Analysis or Plan of Operations

  Cautionary Statement Regarding Forward-looking Statements

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

  Management's Discussion and Analysis of Financial Condition and Results of Operations

  This section must be read in conjunction with the financial statements included in this Quarterly Report.

  Results of Operations

  The Company started taking in revenues for the first time in September, 2003. For the three months ending April 30, 2005 our sales totalled $1,530, whereas for the three months ending April 30, 2004 our sales totalled $109. Sales to this point have been the result of the continued implementation of our sampling and trial marketing of the golf nutrition bar in British Columbia.   We have secured relationships with several top golf courses in British Columbia and continue to seek new relationships.

To April 30, 2005 the Company has not experienced sales of its other products, The Kalamazoo Grill, ScentMaster, and McKirdy's RepalFly. The Company has been actively engaged in strategic planning and marketing in relation to these products with a view to achieving sales. The Company was targeting to secure a significant ScentMaster order from Wal-Mart for Summer 2005 delivery.  That goal is unlikely to be realised.  Negotiations are ongoing but our expectations are diminishing.

  Gross Profit

  For the three months ending April 30, 2005, the company made a gross profit of $89. For the comparable period in 2004 the Company made a gross profit of $27. The low gross profit for the three months ended April 30, 2005 is due to low sales volume, in part due to the seasonal slowdown in sales of golf nutrition bars.

  Selling, General and Administrative Expenses

  For the three months ending April 30, 2005 selling, general and administrative expenses totaled $12,570, a rise from $9,073 for the comparable period in 2004.

  For the three months ended April 30, 2005, the largest expense category was management services in the amount of $7,500, followed by professional fees in the amount of $1,672.

  The fair value of the management services provided by Thomas Lamb has been estimated at $2,500 per month starting on February 1, 2004. An amount of $7,500 for these services has been charged to operations for the three months ending April 30, 2005, with a credit to paid in capital.

  The fair value of office and warehouse space provided by Thomas Lamb at no cost to the company is estimated at $500 per month starting on February 1, 2004, and $1,500 for the three months ending April 30, 2005.

  Operating Loss

  Our operating loss for the three months ending April 30, 2005 was $12,481 against a loss of $9,046 for the comparable period in 2004.

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

  Internal and External Sources of Liquidity

  Our net cash used by operating activities for the three months ended April 30, 2005 was $6,318 against $73 for the comparable period in 2004. The company's president, Thomas Lamb, has agreed to loan the Company up to $75,000 to fund the Company's day-to-day operations if need be. Our management believes that current credit and cash on hand is sufficient to meet our present growth strategies and related working capital and capital expenditure requirements for at least the next 12 months.

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

  Known Trends that have had or are Reasonably Expected to Have a Material Impact on the Net Sales or Revenues or Income from Continuing Operations

  Golf nutrition bar sales were negatively impacted by seasonal weather in the company’s exclusive marketing area.  Improved weather should lead to increased sales.

  Seasonal Aspects that had a Material Effect on the Financial Condition or Results of Operations

  A decrease in sales of the golf nutrition bars during the three months ended April 30, 2005 was caused by the seasonal slowdown in golf activity in the company’s exclusive marketing area.

  Item 3.  Controls and Procedures

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

  Item 6.  Exhibits

    31.1      Certificate pursuant to Rule 13a-14(a)

    32.1      Certificate pursuant to 18 U.S.C. Section 1350

   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dulyauthorized.

    Europa Trade Agency Ltd.

    Date:  June 10, 2005

    Per:  /s/ Thomas Lamb

    Thomas Lamb

    President, Secretary,

    Treasurer and Director