Form 10KSB
period 2005-07-31
EUROPA TRADE AGENCY LTD.
filed 2005-11-09
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the fiscal year ended July 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________to ____________

Commission File Number 333-118808

EUROPA TRADE AGENCY LTD.
(Name of small business issuer in its charter)

NEVADA	98-0434104
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3715 West 14th Avenue, Vancouver, B.C. Canada	V6R 2W8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	604) 801-6110

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12 (g) of the Act:	NONE

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes ☐ No

Revenues for the fiscal year ending July 31, 2005 were $ 3,277

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of October 25, 2005 was $270,900.

The number of shares of the issuer's Common Stock outstanding as of July 31, 2005 is 3,010,000.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Europa Trade Agency Ltd. is a Nevada corporation. Our telephone number is (604) 801-6110. Europa was incorporated under the laws of Canada on June 6, 2003 and reincorporated in Nevada on May 26, 2004. We filed our initial list of officers and directors with the Nevada Secretary of State on August 16, 2004. Until September 14, 2005 we operated as a development-stage international trade and distribution company. Our business was the marketing and distribution of products developed and manufactured by other companies.

Our statutory registered agent's office is maintained at 10616 Eagle Nest Street, Las Vegas, NV 89141.

Until September 14, 2005 we represented four manufacturers as distributor:

1.	We were sole distributor of Organic Milling's Back to Nature Golf Nutrition System in Western Canada (the provinces of British Columbia, Alberta, and Saskatchewan).

2.
We were sole distributor of the Kalamazoo Grill in Canada. The Kalamazoo Grill Company manufactures gourmet outdoor cooking grills. It is based in Kalamazoo, Michigan. It manufactures a series of licensed products, including The Harley-Davidson Grill, The Corvette Grill and The College Grill.

3.
We represented McKirdy's RepalFly on a non-exclusive basis, without a designated territory. McKirdy's is an established Canadian brand (approximately 90 years) offering DEET and Citronella-based insect repellent compounds. McKirdy's is made by JGM McKirdy Ltd. of Kingston, Ontario.

4.
We marketed ScentMaster citronella-based insect repellent products in the United States and Canada under a written exclusivity agreement with the manufacturer which granted us the exclusive right to market ScentMaster to Wal-Mart Canada and Wal-Mart USA. ScentMaster is made by Bug Master LLC of Lancaster, New York.

The Company’s efforts to market ScentMaster to Wal-Mart Canada Corp. have been unsuccessful.  The Company has determined that without a successful ScentMaster product, operations under the above-described business plan cannot be sustained, as sales of the Company’s other products have not met expectations and have not been sufficiently profitable to maintain a viable business. The Company is therefore discontinuing operations under the above-described business plan and is pursuing alternatives.

Employees

The Company has no employees other than Thomas Lamb, President, Secretary, and Treasurer.

At this time, we do not pay any compensation to our officer and director.

Insurance

At the present time we do not carry any insurance coverage for our business operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

ITEM 2. DESCRIPTION OF PROPERTY

We do not lease or own any real property. We maintain our corporate office at 3715 West 14th Avenue, Vancouver, BC, Canada, V6R 2W8. This office space is being provided free of charge by our president, Mr. Thomas Lamb. This arrangement provides us with the office space necessary to take care of necessary paper work and telephone, fax and mailing facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fiscal year ended July 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our shares are listed on the OTC Bulletin Board under the symbol EUTA.OB but no trading market for the shares has yet developed. There can be no assurance that a public market will ever materialize.

Options and Warrants

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

Holders of Our Common Stock

As of the date of this registration statement, we have 39 registered shareholders.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(1) we would not be able to pay our debts as they become due in the usual course of business; or

(2) our total assets would be less than the sum of our total liabilities, plus what is needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Rule 144 Shares

All shares of our common stock are currently available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

(1) 1% of the number of shares of the company's common stock then outstanding, which equals approximately 30,100 shares in our company as of the date of this prospectus; or

(2) the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 2 years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this prospectus, officers and directors of our company hold 1,000,000 of the shares that may be sold pursuant to Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company started taking in revenues for the first time in September, 2003. For the year ending July 31, 2005 our sales totalled $3,277, whereas for the year ending July 31, 2004 our sales totalled $3,385. Sales have been the result of our sampling and trial marketing of the golf nutrition bar in British Columbia.   To July 31, 2005 the Company has not experienced sales of its other products, The Kalamazoo Grill, ScentMaster, and McKirdy's RepalFly.

Gross Profit

For the year ending July 31, 2005, the company made a gross loss of $235. For the comparable period in 2004 the Company made a gross profit of $459.

Selling, General and Administrative Expenses

For the year ending July 31, 2005 selling, general and administrative expenses totaled $69,877, a rise from $39,481 for the comparable period in 2004.

For the year ending July 31, 2005, the largest expense category was management services in the amount of $30,000, followed by professional fees in the amount of $18,900.

The fair value of the management services provided by Thomas Lamb has been estimated at $2,500 per month starting on February 1, 2004. The amount of $30,000 for these services has been charged to operations for the year ending July 31, 2005, with a credit to paid in capital.

The fair value of office and warehouse space provided by Thomas Lamb at no cost to the company is estimated at $500 per month starting on February 1, 2004. The amount of $6,000 for these services has been charged to operations for the year ending July 31, 2005, with a credit to paid in capital.

Operating Loss

Our operating loss for the year ending July 31, 2005 was $70,112 against a loss of $39,022 for the comparable period in 2004.

Known Trends Likely to Have a Material Impact on Net Sales, Revenue or Income

To date, we have been unable to generate sales of products other than the golf nutrition bar and efforts to market ScentMaster to Wal-Mart Canada Corp. have been unsuccessful. Golf bar sales themselves are and will be insufficient to, on their own, support the Company’s operations. Therefore, as of September 14, 2005 the Company has discontinued operations under the business plan and is pursuing alternatives.

Internal and External Sources of Liquidity

Our net cash used by operating activities for the year ended July 31, 2005 was $29,603 against $20,474 for the comparable period in 2004. The company's president, Thomas Lamb, has agreed to loan the Company up to $75,000 to fund the Company's day-to-day operations if need be. Our management believes that current credit and cash on hand is sufficient to meet our present growth strategies and related working capital and capital expenditure requirements for at least the next 12 months.

The Company advises that its efforts to market ScentMaster to Wal-Mart Canada Corp. have been unsuccessful.  The Company has determined that without a successful ScentMaster product, operations under the current business plan cannot be sustained, as sales of the Company’s other products have not met expectations and have not been sufficiently profitable to maintain a viable business.   The Registrant is therefore discontinuing operations under its current business plan and is pursuing alternatives. The Company’s principal shareholders, Thomas Lamb, Director and President, and Craig Lamb, are negotiating to sell their control position in the Registrant.

LIQUIDITY

Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. On March 31, 2004, our President and Director Thomas Lamb agreed to loan the Company up to $75,000 USD should the Company require additional funds for any reason. The terms of such loan will be negotiated at the time of lending, but interest charged will not exceed the prevailing prime rate of interest plus 1%. Management intends to seek additional capital through private placements and public offering of its common stock in connection with the implementation of a successor business plan.

Forward-Looking Statements:

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM 7. FINANCIAL STATEMENTS

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Europa Trade Agency Ltd.
(A development stage company)

We have audited the accompanying balance sheets of Europa Trade Agency Ltd. (a development stage company) as at July 31, 2005 and 2004, and the related statements of operations, cash flows, and stockholders’ (deficiency) equity for the two years ended July 31, 2005 and 2004, and for the cumulative period from inception, June 6, 2003, to July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2005 and 2004, and the results of its operations and cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $109,134 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada\	“Morgan & Company”
November 2, 2005	Chartered Accountants

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JULY 31
	2005	2004

ASSETS

Current
Cash	$3,534	$27,424
Goods and Services Tax receivable	662	556
Inventory	—	4,666
	4,196	32,646

Property And Equipment, net (Note 3)	—	169
	$4,196	$32,815

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,477	$5,697
Advances payable to related parties (Note 4)	11,891	5,285
	17,368	10,982

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common Stock
Authorized:
50,000,000 common shares with par value of $0.001 per share

Issued and outstanding:
3,010,000 common shares as at July 31, 2005 and 2004	3,010	3,010

Additional paid-in capital	93,890	57,890

Accumulated Other Comprehensive Loss	(938)	(45)
Accumulated Deficit During The Development Stage	(109,134)	(39,022)
	(13,172)	21,833

	$4,196	$32,815

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEARS ENDED JULY 31		CUMULATIVE PERIOD FROM INCORPORATION JUNE 6 2003 TO JULY 31
	2005	2004	2005

Sales Revenue	$3,277	$3,385	$6,662

Cost of Sales	3,512	2,926	6,438

Gross Margin	(235)	459	224

Expenses
Advertising and promotion	3,610	2,698	6,308
Bad debts	595	—	595
Bank charges and interest	790	413	1,203
Depreciation	169	73	242
Licenses and dues	—	310	310
Management services (Note 4)	30,000	15,000	45,000
Office and sundry	6,345	970	7,315
Professional fees	18,900	3,207	22,107
Rent (Note 4)	6,000	3,000	9,000
Telephone	864	2,640	3,504
Travel	2,604	11,170	13,774
	69,877	39,481	109,358

Net Loss For The Period	$(70,112)	$(39,022)	$(109,134)

Net Loss Per Share, Basic and diluted	$(0.02)	$(0.04)

Weighted Average Number Of Common Shares Outstanding	3,010,000	871,261

Other Comprehensive Loss
Net loss for the period
Foreign currency translation adjustment	(70,112)	(39,022)
Total Comprehensive Loss	(893)	(45)
	(71,005)	(39,067)

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED JULY 31		CUMULATIVE PERIOD FROM INCORPORATION JUNE 6 2003 TO JULY 31
	2005	2004	2005
Operating Activities
Net loss for the period	$(70,112)	$(39,022)	$(109,134)

Adjustments To Reconcile Net Loss To Cash Used By Operating Activities
Depreciation	169	73	242
Donated services	36,000	18,000	54,000
Goods and Services Tax receivable	(106)	(556)	(662)
Inventory	4,666	(4,666)	—
Accounts payable and accrued liabilities	(220)	5,697	5,477
	(29,603)	(20,474)	(50,077)

Investing Activity
Purchase of property and equipment	—	(242)	(242)

Financing Activities
Advances payable to related parties	6,606	20,285	26,891
Issue of common shares	—	27,900	27,900
	6,606	48,185	54,791

Foreign Exchange Effect On Cash	(893)	(45)	(938)

(Decrease) Increase In Cash During The Period	(23,890)	27,424	3,534

Cash, Beginning Of Period	27,424	—	—

Cash, End Of Period	$3,534	$27,424	$3,534

Supplemental Cash Flow Information
2,000,000 common shares issued for debt settlement	$—	$15,000	$15,000

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCORPORATION, JUNE 6, 2003, TO JULY 31, 2005
(Stated in U.S. Dollars)

	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY

Balance, July 31, 2003	—	$—	$—	$—	$—	$—

Shares issued for debt settlement - March 31, 2004	2,000,000	2,000	13,000	—	—	15,000

Shares issued for cash - May 18, 2004	900,000	900	17,100	—	—	18,000

Shares issued for cash - June 30, 2004	110,000	110	9,790	—	—	9,900

Foreign currency translation	—	—	—	—	(45)	(45)

Non-cash services from a director	—	—	18,000	—	—	18,000

Net loss for the period	—	—	—	(39,022)	—	(39,022)

Balance, July 31, 2004	3,010,000	3,010	57,890	(39,022)	(45)	21,833

Foreign currency translation	—	—	—	—	(893)	(893)

Non-cash services from a director	—	—	36,000	—	—	36,000
Net loss for the period	—	—	—	(70,112)	—	(70,112)

Balance, July 31, 2005	3,010,000	$3,010	$93,890	$(109,134)	(983)	$(13,172)

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS

a)	Organization

The Company was incorporated federally under the laws of Canada, on June 6, 2003, and extraprovincially registered in British Columbia on September 26, 2003. The Company was continued under the laws of the state of Nevada on May 26, 2004.

b)	Development Stage Activities

The Company specialized in the distribution and sale of products developed and manufactured by others, seeking distribution agreements with manufacturers of products it believed there was a ready market for in areas readily accessible to the company. However, because the Company’s efforts to market its ScentMaster product to Wal-Mart Canada Corp. have been unsuccessful and its other products have not been sufficiently successful, as of September 19, 2005 the Company has been pursuing alternatives to its business plan.

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

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

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

Property and equipment comprise computer equipment which is recorded at cost, and is being depreciated on a 30% straight line basis.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Foreign Currency Translation

The Company’s operations are located in Canada, and its functional currency is the Canadian dollar. The financial statements have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company’s financial statements are included as a separate component of shareholders’ equity.

f)	Revenue Recognition

Revenue from sales is recognized once goods have been delivered to the customers. Cash collections in advance of delivery will be recorded as deferred revenue and recognized as revenue at the time of delivery. Costs related to shipping and handling are included in cost of sales.

g)	Stock Based Compensation

The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - “Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - “Accounting for Stock Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded. The Company has not granted any stock options since incorporation.

h)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if any potentially dilutive securities had been issued. At July 31, 2005, the Company has no dilutive stock equivalents.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

3.	PROPERTY AND EQUIPMENT

	COST	2005 ACCUMULATED DEPRECIATION	NET BOOK VALUE	2004 NET BOOK VALUE

Computer equipment	$242	$242	$—	$169

4.	RELATED PARTY TRANSACTIONS

a)
Advances payable are due to directors of the Company for expenses paid on behalf of the Company and for travel expenses incurred. The amounts bear no interest, are unsecured and have no stated terms of repayment.

b)
The Company has been provided with non-cash services from a director. Accordingly, management services of $30,000 (2004 - $15,000) and rent of $6,000 (2004 - $3,000) have been recorded, and additional paid-in capital has been increased by the corresponding amount.

The value of the management services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the director. No monetary amount will be paid or exchanged for either of these services.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
(Stated in U.S. Dollars)

5.	INCOME TAX

A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2005	2004

Loss for the period	$(70,112)	$(39,022)
Statutory tax rate	35%	35%

Expected income tax provision	$(24,500)	$(13,700)
Non-deductible items	12,600	6,300
Unrecognized tax losses	11,900	7,400

	$—	$—

Significant components of deferred income tax assets are as follows:

	2005	2004

Operating loss	$19,300	$7,400
Valuation allowance	(19,300)	(7,400)

	$—	$—

The Company has approximately $55,000 in losses carried forward which will expire in 2025 if not utilized.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Thomas Lamb. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors and their respective ages as of October 25, 2005 are as follows:

Directors:

Name of Director	Age
Thomas David Lamb	32

Executive Officers:

Name of Officer	Age	Office
Thomas David Lamb	32	President, Secretary and Treasurer

Since our inception, each officer and director has spent between 20 and 30 hours per month upon the developmental and organizational aspects of our business. Set forth below is a brief description of the background and business experience of Thomas Lamb for the past five years.

Mr. Lamb is a Vancouver, British Columbia-based businessman and lawyer. Since June, 2005 Mr. Lamb has been a partner with the Consilium Group Corporate Finance in Vancouver, British Columbia. From June, 2004 until July, 2005 he was corporate secretary of Cabo Mining Enterprises Corp. (TSX Venture Exchange symbol "CBE") and its subsidiaries. From 2001 to 2003, Mr. Lamb worked as a lawyer with Lang Michener, Barristers & Solicitors at the firm's Vancouver office. From 2000 to 2001, Mr. Lamb worked as an articled student at the Vancouver office of McCarthy Tetrault, Barristers & Solicitors. In 2000 Mr. Lamb was granted the degree of Bachelor of Laws by the University of British Columbia. Mr. Lamb studied the law of derivatives regulation under the Hugh M. Brock scholarship at the University of New South Wales in Sydney, Australia from February 2000 to June, 2000. Mr. Lamb holds a Bachelor of Arts in Classical History and Politics from the University of Victoria.

Term of Office

Our directors are elected for one-year terms, to hold office until the next annual general meeting of the shareholders, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. Mr. Lamb has served as a director since the Company’s inception. In light of the imminent changes to the Company’s operations Rebecca Miller and Daniel Turner resigned from the Board of Directors effective September 13, 2005.

Significant Employees

We have no significant employees other than the officers and directors described above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We do not have any officers or directors who have reporting obligations under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

There has been no compensation awarded to, earned by, or paid to our executive officers for the period beginning with inception and ending July 31, 2005, nor since that date.

Stock Option Grants

We did not grant any stock options to the executive officers during the period beginning with inception and ending July 31, 2005, nor since that date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 25, 2005, the beneficial ownership of our common stock by each of our officers and directors, by each person known by us to beneficially own more than 5% of our common stock and by our officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 3,010,000 shares of common stock issued and outstanding on October 25, 2005.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock
Common Stock	Thomas Lamb	1,000,000	33%

Common Stock	Craig Lamb	1,000,000	33%

Common Stock	Directors and Officers as a group (1) Person	1,000,000	33%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, any material interest, direct or indirect, in any transaction or proposed transaction with us:

1. Any of our directors or officers;

2. Any person proposed as a nominee for election as a director;

3. Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

4. Any of our promoters;

5. Any relative or spouse of any of the foregoing persons who has the same house as such person.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

On September 19, 2005 the Company filed its current report on Form 8-K advising that two of the Company’s directors, Rebecca Miller and Daniel Turner, had resigned. It also advised that the Company’s efforts to market ScentMaster to Wal-Mart Canada Corp. have been unsuccessful and that without a successful ScentMaster product, operations under the prevailing business plan could not be sustained. The filing further advised that the Company is therefore discontinuing operations under its business plan and is pursuing alternatives, and that in that connection the Company’s principal shareholders, Thomas Lamb and Craig Lamb, are negotiating to sell their control position in the Company.

(b) Exhibits

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
4.1	Share Certificate (1)
10.1	Lamb loan agreement(1)
31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(1) Previously filed with the registration statement on form SB-2 on September 3, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed to date by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended July 31, 2005 was $1,500 CDN. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended July 31, 2004 was $5,050 CDN.

AUDIT-RELATED FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended July 31, 2005 and 2004.

ALL OTHER FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended July 31, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROPA TRADE AGENCY LTD.

By:	/s/ Thomas Lamb
Thomas Lamb, Chief Executive Officer Director Date: November 2, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas Lamb
Thomas Lamb, President, Secretary and Treasurer and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting O