Form 10QSB
period 2005-10-31
EUROPA TRADE AGENCY LTD.
filed 2005-12-15
CIK 1301712

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2005	Commission File Number 333-118808

EUROPA TRADE AGENCY LTD.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0434104
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3715 West 14th Avenue, Vancouver, B.C. Canada	V6R 2W8
(Address of Principal Executive Offices)	(Zip Code)

(604) 762-8682

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of December 13, 2005 the Company had 3,010,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

Item 2.	Managements Discussion and Analysis	11

Item 3.	Controls and Procedures	12

Part II	OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		13

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

OCTOBER 31, 2005
(Unuadited)
(Stated in U.S. Dollars)

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

BALANCE SHEETS
(Unuadited)
(Stated in U.S. Dollars)

	OCTOBER 31	JULY 31
	2005	2005

ASSETS

Current
Cash	$1,721	$3,534
Goods and Services Tax receivable	1,290	662
	3,011	4,196

Property And Equipment, net (Note 2)	—	—

	$3,011	$4,196

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,443	$5,477
Advances payable to related parties (Note 3)	12,528	11,891
	22,971	17,368

Commitments and Contingencies (Note 1)

STOCKHOLDERS’ DEFICIENCY

Common Stock
Authorized:
50,000,000 common shares with par value of $0.001 per share

Issued and outstanding:
3,010,000 common shares as at October 31, 2005 and July 31, 2005	3,010	3,010

Additional paid-in capital	98,390	93,890

Accumulated Other Comprehensive Loss	(1,599)	(938)
Accumulated Deficit During The Development Stage	(119,761)	(109,134)
	(19,960)	(13,172)

	$3,011	$4,196

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unuadited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCORPORATION
			JUNE 6
	THREE MONTHS ENDED		2003 TO
	OCTOBER 31		OCTOBER 31
	2005	2004	2005

Sales Revenue	$—	$1,327	$6,662

Cost of Sales	—	1,689	6,438

Gross Margin (Loss)	—	(362)	224

Expenses
Advertising and promotion	—	660	6,308
Bad debts	—	—	595
Bank charges and interest	6	253	1,209
Depreciation	—	12	242
Licenses and dues	—	—	310
Management services (Note 3)	3,750	7,500	48,750
Office and sundry	614	3,515	7,929
Professional fees	5,293	7,909	27,400
Rent (Note 3)	750	1,500	9,750
Telephone	214	134	3,718
Travel	—	1,714	13,774
	10,627	23,197	119,985

Net Loss For The Period	$(10,627)	$(23,559)	$(119,761)

Net Loss Per Share, Basic and diluted	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	3,010,000	3,010,000

Other Comprehensive Loss
Net loss for the period	$(10,627)	$(23,559)
Foreign currency translation adjustment	(661)	1,312
Total Comprehensive Loss	$(11,288)	$(22,247)

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unuadited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCORPORATION
			JUNE 6
	THREE MONTHS ENDED		2003 TO
	OCTOBER 31		OCTOBER 31
	2005	2004	2005

Operating Activities
Net loss for the period	$(10,627)	$(23,559)	$(119,761)

Adjustments To Reconcile Net Loss To Cash Used By Operating Activities
Depreciation	—	12	242
Donated services	4,500	9,000	58,500
Goods and Services Tax receivable	(628)	—	(1,290)
Accounts receivable		372	—
Prepaid expenses		(710)	—
Inventory	—	1,117	—
Accounts payable and accrued liabilities	4,966	(2,168)	10,443
	(1,789)	(15,936)	(51,866)

Investing Activity
Purchase of property and equipment	—	—	(242)

Financing Activities
Advances payable to related parties	637	3,430	27,528
Issue of common shares	—	—	27,900
Bank indebtedness		6,300	—
	637	9,730	55,428

Foreign Exchange Effect On Cash	(661)	1,312	(1,599)

(Decrease) Increase In Cash During The Period	(1,813)	(4,894)	1,721

Cash, Beginning Of Period	3,534	27,424	—

Cash, End Of Period	$1,721	$22,530	$1,721

Supplemental Cash Flow Information
2,000,000 common shares issued for debt settlement	$—	$—	$15,000

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICENCY)

PERIOD FROM INCORPORATION, JUNE 6, 2003, TO OCTOBER 31, 2005
(Unuadited)
(Stated in U.S. Dollars)

				ACCUMULATED
				DEFICIT	ACCUMULATED	TOTAL
	NUMBER		ADDITIONAL	DURING THE	OTHER	STOCKHOLDERS’
	OF		PAID-IN	DEVELOPMENT	COMPREHENSIVE	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	LOSS	(DEFICENCY)

Balance, July 31, 2003	—	$—	$—	$—	$—	$—

Shares issued for debt settlement - March 31, 2004	2,000,000	2,000	13,000	—	—	15,000
Shares issued for cash - May 18, 2004	900,000	900	17,100	—	—	18,000
Shares issued for cash - June 30, 2004	110,000	110	9,790	—	—	9,900
Foreign currency translation	—	—	—	—	(45)	(45)
Non-cash services from a director	—	—	18,000	—	—	18,000
Net loss for the period	—	—	—	(39,022)		(39,022)

Balance, July 31, 2004	3,010,000	3,010	57,890	(39,022)	(45)	21,833

Foreign currency translation	—	—	—	—	(893)	(893)
Non-cash services from a director	—	—	36,000	—	—	36,000
Net loss for the period	—	—	—	(70,112)		(70,112)

Balance, July 31, 2005	3,010,000	$3,010	$93,890	$(109,134)	$(938)	$(13,172)

Foreign currency translation	—	—	—	—	(661)	(661)
Non-cash services from a director	—	—	4,500	—	—	4,500
Net loss for the period	—	—	—	(10,627)	—	(10,627)

Balance, October 31, 2005	3,010,000	$3,010	$98,390	$(119,761)	$(1,599)	$(19,960)

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form-10KSB for the fiscal year ended July 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended July 31, 2005, has been omitted. The results of operations for the three-month period ended October 31, 2005 are not necessarily indicative of results for the entire year ending July 31, 2006.

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

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2005
(Unaudited
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS (Continued)

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

Comparative Figures

Certain amounts in the financial statements for the period ended October 31, 2004 have been reclassified to conform to the presentation as of October 31, 2005.

2.	PROPERTY AND EQUIPMENT

			OCTOBER 31	JULY 31
			2005	2005
		ACCUMULATED	NET BOOK	NET BOOK
	COST	DEPRECIATION	VALUE	VALUE

Computer equipment	$242	$242	$—	$—

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2005
(Unaudited
(Stated in U.S. Dollars)

3.	RELATED PARTY TRANSACTIONS

a)
Advances payable are due to directors of the Company for expenses paid on behalf of the Company and for travel expenses incurred. The amounts bear no interest, are unsecured and have no stated terms of repayment.

b)
The Company has been provided with non-cash services from a director. Accordingly, management services of $ 3,750 (2004 - $7,500) and rent of $750 (2004 - $1,500) have been recorded, and additional paid-in capital has been increased by the corresponding amount.

The value of the management services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the director. No monetary amount will be paid or exchanged for either of these services.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital tructure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate,"  "expect,"  "may,"  "project,"  "intend" or similar expressions.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This section must be read in conjunction with the financial statements included in this Quarterly Report.

Results of Operations

The Company discontinued its previous business plan and has been pursuing alternatives since September 14, 2005 due to its failure to successfully market a key product. The discontinuation of the Company’s business plan is reflected in every aspect of the financial results of the Company. In that connection, for the three months ending October 31, 2005 our sales totalled $0, whereas for the three months ending October 31, 2004 our sales totalled $1,327.

Gross Profit

For the three months ending October 31, 2005, the Company made a gross profit of $0. For the comparable period in 2004 the Company made a gross loss of $362.

Selling, General and Administrative Expenses

For the three months ending October 31, 2005 selling, general and administrative expenses totalled $10,627, a decrease from $23,559 for the comparable period in 2004. For the three months ended October 31, 2005, the largest expense category was professional fees in the amount of $5,293 (a decrease from $7,909 for the three months ending October 31, 2004), followed by management services in the amount of $3,750 (a decrease from $7,500 for the three months ending October 31, 2004).

The fair value of the management services provided by Thomas Lamb has been estimated at $1,250 per month starting on August 1, 2005. From February 1, 2004 to July 31, 2005 it had been estimated at $2,500 per month. An amount of $3,750 for these services has been charged to operations for the three months ending October 31, 2005, with a credit to paid in capital.

The fair value of office and warehouse space provided by Thomas Lamb at no cost to the company is estimated at $250 per month starting on August 1, 2005, and $750 for the three months ending October 31, 2005. From February 1, 2004 to July 31, 2005 it had been estimated at $500 per month.

Operating Loss

Our operating loss for the three months ending October 31, 2005 was $10,627 against a loss of $23,559 for the comparable period in 2004.

Known Trends Likely to Have a Material Impact on Net Sales, Revenue or Income

The Company has discontinued marketing its products and terminated its sales relationships. The Company has no income and has no current plan to generate income. However, the Company is exploring various options, including adopting a new business plan and entering into a reverse merger with another company.

Internal and External Sources of Liquidity

Our net cash used by operating activities for the three months ended October 31, 2005 was $0 against $1,689 for the comparable period in 2004. The company's president, Thomas Lamb, has agreed to loan the Company up to $75,000 to fund the Company's day-to-day operations if need be. Our management believes that current credit and cash on hand is sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

The Company does not believe that there will be significant research and development expenses during the next 12 months.

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

Part II--Other Information

Item 5. Other Information

The Company has entered into non-binding term sheet to explore the possibility of merging with Ironclad Performance Wear Corporation, a California company. Discussions are ongoing and, to-date, the Company has not entered into a definitive agreement.

Item 6. Exhibits

31.1    Certificate pursuant to Rule 13a-14(a)

32.1    Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Europa Trade Agency Ltd.

Date: December 13, 2005

Per:    /s/ Thomas Lamb
        Thomas Lamb
        President, Secretary,
        Treasurer and Director