Form 10QSB/A
period 2005-10-31
EUROPA TRADE AGENCY LTD.
filed 2006-03-01
CIK 1301712

Washington, D.C. 20549

FORM 10-QSB/A

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

Yes ☐ No ☒

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

Item 2.	Managements Discussion and Analysis	12

Item 3.	Controls and Procedures	13

Part II	OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

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

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unuadited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED OCTOBER 31		CUMULATIVE PERIOD FROM INCORPORATION JUNE 6 2003 TO OCTOBER 31
	2005	2004	2005
Sales Revenue	$—	$1,327	$6,662

Cost of Sales	—	1,689	6,438

Gross Margin (Loss)	—	(362)	224

Expenses
Advertising and promotion	—	660	6,308
Bad debts	—	—	595
Bank charges and interest	6	253	1,209
Depreciation	—	12	242
Licenses and dues	—	—	310
Management services (Note 3)	3,750	7,500	48,750
Office and sundry	614	3,515	7,929
Professional fees	5,293	7,909	27,400
Rent (Note 3)	750	1,500	9,750
Telephone	214	134	3,718
Travel	—	1,714	13,774
	10,627	23,197	119,985

Net Loss For The Period	$(10,627)	$(23,559)	$(119,761)

Net Loss Per Share, Basic and diluted	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	3,010,000	3,010,000

Other Comprehensive Loss
Net loss for the period	$(10,627)	$(23,559)
Foreign currency translation adjustment	(661)	1,312

Total Comprehensive Loss	$(11,288)	$(22,247)

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unuadited)
(Stated in U.S. Dollars)

THREE MONTHS ENDED OCTOBER 31		CUMULATIVE PERIOD FROM INCORPORATION JUNE 6 2003 TO OCTOBER 31
2005	2004	2005
Operating Activities
Net loss for the period	$(10,627)	$(23,559)	$(119,761)

Adjustments To Reconcile Net Loss To Cash Used By Operating Activities
Depreciation	—	12	242
Donated services	4,500	9,000	58,500
Goods and Services Tax receivable	(628)	—	(1,290)
Accounts receivable		372	—
Prepaid expenses		(710)	—
Inventory	—	1,117	—
Accounts payable and accrued liabilities	4,966	(2,168)	10,443
	(1,789)	(15,936)	(51,866)

Investing Activity
Purchase of property and equipment	—	—	(242)

Financing Activities
Advances payable to related parties	637	3,430	27,528
Issue of common shares	—	—	27,900
Bank indebtedness		6,300	—
	637	9,730	55,428

Foreign Exchange Effect On Cash	(661)	1,312	(1,599)

(Decrease) Increase In Cash During The Period	(1,813)	(4,894)	1,721

Cash, Beginning Of Period	3,534	27,424	—

Cash, End Of Period	$1,721	$22,530	$1,721

Supplemental Cash Flow Information
2,000,000 common shares issued for debt settlement	$—	$—	$15,000

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICENCY)

PERIOD FROM INCORPORATION, JUNE 6, 2003, TO OCTOBER 31, 2005
(Unuadited)
(Stated in U.S. Dollars)

	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY (DEFICENCY)
Balance, July 31, 2003	—	$—	$—	$—	$—	$—

Shares issued for debt settlement - March 31, 2004	2,000,000	2,000	13,000	—	—	15,000
Shares issued for cash - May 18, 2004	900,000	900	17,100	—	—	18,000
Shares issued for cash - June 30, 2004	110,000	110	9,790	—	—	9,900
Foreign currency translation	—	—	—	—	(45)	(45)
Non-cash services from a director	—	—	18,000	—	—	18,000
Net loss for the period	—	—	—	(39,022)	(39,022)

Balance, July 31, 2004	3,010,000	3,010	57,890	(39,022)	(45)	21,833

Foreign currency translation	—	—	—	—	(893)	(893)
Non-cash services from a director	—	—	36,000	—	—	36,000
Net loss for the period	—	—	—	(70,112)	(70,112)

Balance, July 31, 2005	3,010,000	$3,010	$93,890	$(109,134)	$(938)	$(13,172)

Foreign currency translation	—	—	—	—	(661)	(661)
Non-cash services from
a director	—	—	4,500	—	—	4,500
Net loss for the period	—	—	—	(10,627)	—	(10,627)

Balance, October 31, 2005	3,010,000	$3,010	$98,390	$(119,761)	$(1,599)	$(19,960)

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

2.	PROPERTY AND EQUIPMENT

	COST	ACCUMULATED DEPRECIATION	OCTOBER 31 2005 NET BOOK VALUE	JULY 31 2005 NET BOOK VALUE

Computer equipment	$242	$242	$—	$—

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s fiscal quarter for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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