Form 10KSB/A
period 2005-07-31
EUROPA TRADE AGENCY LTD.
filed 2006-03-14
CIK 1301712

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

The Company is in the development stage. Therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieve a level of sales adequate to support its cost structure.

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

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004
(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

4. RELATED PARTY TRANSACTIONS

a)
Advances payable are due to directors of the Company for expenses paid on behalf of the Company and for travel expenses incurred. The amounts bear no interest, are unsecured and have no stated terms of repayment

b)
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

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective to ensure that all material information required to be filed in this annual report has been made known to them in a timely manner. Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. The Company’s chief executive officer and chief financial officer have concluded that there were not significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation. There were no control actions with regard to significant deficiencies and material weaknesses. There has been no material change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s fiscal quarter for which this report is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Exhibits

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
4.1	Share Certificate (1)
10.1	Lamb loan agreement(1)
31	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

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
Thomas Lamb, President, Secretary, Treasurer, and sole Director Date: March 12, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas Lamb
Thomas Lamb, President, Secretary and Treasurer and Sole Director March 12, 2006