Form 10QSB/A
period 2005-10-31
EUROPA TRADE AGENCY LTD.
filed 2006-03-14
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
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
Yes ☐ No ☒

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

Item 2.	Managements Discussion and Analysis or Plan of Operations	11

Item 3.	Controls and Procedures	12

Part II	OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective to ensure that all material information required to be filed in this quarterly report has been made known to them in a timely manner. Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

31    Certificate pursuant to Rule 13a-14(a)

32    Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Europa Trade Agency Ltd.

Date: March 12, 2006

Per:    /s/ Thomas Lamb
        Thomas Lamb
President, Secretary,
        Treasurer and Director