Form 10KSB/A
period 2005-07-31
EUROPA TRADE AGENCY LTD.
filed 2006-03-15
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended July 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ____________

Commission File Number 333-118808

EUROPA TRADE AGENCY LTD.
(Name of small business issuer in its charter)

NEVADA	98-0434104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3715 West 14th Avenue, Vancouver, B.C. Canada	V6R 2W8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	604) 801-6110

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12 (g) of the Act:	NONE

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

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and  procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosures and procedures are effective. Also, based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
Thomas Lamb, President, Secretary, Treasurer, and sole Director Date: March 15, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas Lamb
Thomas Lamb, President, Secretary and Treasurer and Sole Director March 15, 2006