Form 10QSB
period 2006-01-31
EUROPA TRADE AGENCY LTD.
filed 2006-03-17
CIK 1301712

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2006	Commission File Number 333-118808

EUROPA TRADE AGENCY LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0434104
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3715 West 14th Avenue, Vancouver, B.C. Canada	V6R 2W8
(Address of Principal Executive Offices)	(Zip Code)

             (604) 762-8682
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of March 12, 2006 the Company had 3,010,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JANUARY 31 2006	JULY 31 2005
ASSETS

Current
Cash	$215	$3,534
Goods and Services Tax receivable	1,330	662
	1,545	4,196

Property and Equipment, net (Note 2)	-	-

	$1,545	$4,196

LIABILITIES

Current
Accounts payable and accrued liabilities	$15,096	$5,477
Advances payable to related parties	11,395	11,891
	26,491	17,368

Commitments and Contingencies (Note 1)

STOCKHOLDERS’ DEFICIENCY

Common Stock
Authorized:
50,000,000 common shares with par value of $0.001 per share

Issued and outstanding:
3,010,000 common shares at January 31, 2006 and July 31, 2005	3,010	3,010

Additional paid-in capital	102,890	93,890

Accumulated Other Comprehensive Loss	(2,323)	(938)
Accumulated Deficit During The Development Stage	(128,523)	(109,134)
	(24,946)	(13,172)

	$1,545	$4,196

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JANUARY 31		SIX MONTHS ENDED JANUARY 31		CUMULATIVE PERIOD FROM INCORPORATION JUNE 6 2003 TO
	2006	2005	2006	2005	JANUARY 3 2006
Sales Revenue	$-	$420	$-	$1,747	$6,662
Cost of Sales	-	382	-	2,071	6,438

Gross Margin (Loss)	-	38	-	(324)	224

Expenses
Advertising and promotion	-	2,931	-	3,591	6,308
Bad debts					595
Bank charges and interest	6	318	12	571	1,215
Depreciation	-	13	-	25	242
Foreign exchange loss	-	-	-	2,009	-
Licenses and dues	-	-	-	-	310
Management services (Note 3)	3,750	7,500	7,500	15,000	52,500
Office and sundry	676	3,385	1,290	4,891	8,605
Professional fees	3,580	4,714	8,873	12,623	30,980
Rent (Note 3)	750	1,500	1,500	3,000	10,500
Telephone	-	206	214	340	3,718
Travel	-	821	-	2,535	13,774
	8,762	21,388	19,389	44,585	128,747

Net Loss For The Period	$(8,762)	$(21,350)	$(19,389)	$(44,909)	$(128,523)

Net Loss Per Share, Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	3,010,000	3,010,000	3,010,000	3,010,000

Other Comprehensive Loss
Net loss for the period	$(8,762)	$(21,350)	$(19,389)	$(44,909)
Foreign currency translation adjustment	(724)	116	(1,385)	1,428

Total Comprehensive Loss	$(9,486)	$(21,234)	$(20,774)	$(43,481)

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCORPORATION
					JUNE 6
	THREE MONTHS ENDED		SIX MONTHS ENDED		2003 TO
	JANUARY 31		JANUARY 31		JANAUARY 31
	2006	2005	2006	2005	2006
Operating Activities
Net loss for the period	$(8,762)	$(21,350)	$(19,389)	$(44,909)	$(128,523)

Adjustments To Reconcile Net Loss To Cash Used By Operating Activities
Depreciation	-	13	-	25	242
Donated services	4,500	9,000	9,000	18,000	63,000
Goods and Services Tax receivable	(40)		(668)		(1,330)
Accounts receivable	-	(231)	-	141	-
Prepaid expenses	-	710	-	-	-
Inventory	-	1,954	-	3,071	-
Accounts payable and accrued liabilities	4,653	4,211	9,619	2,043	15,096
	351	(5,693)	(1,438)	(21,629)	(51,515)

Investing Activity
Purchase of property and equipment	-	-	-	-	(242)

Financing Activities
Advances payable	(1,133)	(1,698)	(496)	1,732	26,395
Issue of common shares for cash	-	-	-	-	27,900
Bank indebtedness	-	4,539	-	10,839	-
	(1,133)	2,841	(496)	12,571	54,295

Foreign Exchange Effect On Cash	(724)	116	(1,385)	1,428	(2,323)

Increase (Decrease) In Cash	(1,506)	(2,736)	(3,319)	(7,630)	215

Cash, Beginning Of Period	1,721	22,530	3,534	27,424	-

Cash, End Of Period	$215	$19,794	$215	$19,794	$215

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCORPORATION, JUNE 6, 2003, TO JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY (DEFICENCY)
Shares issued for debt settlement - March 31, 2004	2,000,000	$2,000	$13,000	$-	$-	$15,000
Shares issued for cash - May 18, 2004	900,000	900	17,100	-	-	18,000
Shares issued for cash - June 30, 2004	110,000	110	9,790	-	-	9,900
Foreign currency translation	-	-	-	-	(45)	(45)
Non-cash services from a director	-	-	18,000	-	-	18,000
Net loss for the period	-	-	-	(39,022)	-	(39,022)
Balance, July 31, 2004	3,010,000	3,010	57,890	(39,022)	(45)	21,833
Foreign currency translation	-	-	-	-	(893)	(893)
Non-cash services from a director	-	-	36,000	-	-	36,000
Net loss for the period	-	-	-	(70,112)	-	(70,112)
Balance, July 31, 2005	3,010,000	3,010	93,890	(109,134)	(938)	(13,172)
Foreign currency translation	-	-	-	-	(1,385)	(1,385)
Non-cash services from a director	-	-	9,000	-	-	9,000
Net loss for the period	-	-	-	(19,389)	-	(19,389)
Balance, January 31, 2006	3,010,000	$3,010	$102,890	$(128,523)	$(2,323)	$(24,946)

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form-10KSB for the fiscal year ended July 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended July 31, 2005, has been omitted. The results of operations for the three-month period ended January 31, 2006 are not necessarily indicative of results for the entire year ending July 31, 2006.

Organization

The Company was incorporated federally under the laws of Canada, on June 6, 2003, and extraprovincially registered in British Columbia on September 26, 2003. The Company was continued under the laws of the state of Nevada on May 26, 2004.

Development Stage Activities

The Company specialized in the distribution and sale of products developed and manufactured by others. The Company sought distribution agreements with manufacturers of products they believed there was a ready market for in areas readily accessible to the Company.

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

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006
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

Comparative Figures

Certain amounts in the financial statements for the period ended January 31, 2005 have been reclassified to conform to the presentation as of January 31, 2006.

2.	PROPERTY AND EQUIPMENT

	COST	ACCUMULATED DEPRECIATION	JANUARY 31 2006 NET BOOK VALUE	JULY 31 2005 NET BOOK VALUE

Computer equipment	$242	$242	$—	$—

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	RELATED PARTY TRANSACTIONS

a)
Advances payable are due to directors of the Company for expenses paid on behalf of the Company and for travel expenses incurred. The amounts bear no interest, are unsecured and have no stated terms of repayment.

b)
The Company has been provided with non-cash services from a director. Accordingly, management services of $ 3,750 (2005 - $7,500) and rent of $750 (2005 - $1,500) have been recorded, and additional paid-in capital has been increased by the corresponding amount.

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

Results of Operations

The Company discontinued its previous business plan and has been pursuing alternatives since September 14, 2005 due to its failure to successfully market a key product. The discontinuation of the Company’s business plan is reflected in every aspect of the financial results of the Company. In that connection, for the three months ending January 31, 2006 our sales totaled $0, whereas for the three months ending January 31, 2005 our sales totalled $420.

Gross Profit

For the three months ending January 31, 2006, the Company made a gross profit of $0. For the comparable period in 2005 the Company made a gross loss of $38.

Selling, General and Administrative Expenses

For the three months ending January 31, 2006 selling, general and administrative expenses totaled $8,762, a decrease from $21,388 for the comparable period in 2005. For the three months ended January 31, 2006, the largest expense category was management services in the amount of $3,750 (a decrease from $7,500 for the three months ending January 31, 2005), followed by professional fees in the amount of $3,580 (a decrease from $4,714 for the three months ending January 31, 2005).

The fair value of the management services provided by Thomas Lamb has been estimated at $1,250 per month starting on August 1, 2005. From February 1, 2004 to July 31, 2005 it had been estimated at $2,500 per month. An amount of $3,750 for these services has been charged to operations for the three months ending January 31, 2006, with a credit to paid in capital.

The fair value of office and warehouse space provided by Thomas Lamb at no cost to the company is estimated at $250 per month starting on August 1, 2005, and $750 for the three months ending January 31, 2006. From February 1, 2004 to July 31, 2005 it had been estimated at $500 per month. An amount of $750 for these services has been charged to operations for the three months ending January 31, 2006, with a credit to paid in capital.

Operating Loss

Our operating loss for the three months ending January 31, 2006 was $8,762 against a loss of $21,350 for the comparable period in 2005.

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

Internal and External Sources of Liquidity

Our net cash used by operating activities for the three months ended January 31, 2006 was $0 against $382 for the comparable period in 2005. The company's president, Thomas Lamb, has agreed to loan the Company up to $75,000 to fund the Company's day-to-day operations if need be. Our management believes that current credit and cash on hand is sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

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

Europa Trade Agency Ltd.

Date: March 16, 2005

Per:   /s/ Thomas Lamb
        Thomas Lamb
        President, Secretary,
        Treasurer and Director