Form 10QSB
period 2006-04-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2006-05-12
CIK 1301712

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2006	Commission File Number 333-118808

IRONCLAD PERFORMANCE WEAR CORPORATION.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0434104
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3715 West 14th Avenue, Vancouver, B.C. Canada	V6R 2W8
(Address of Principal Executive Offices)	(Zip Code)

             (604) 762-8682
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of May 8, 2006 the Company had 3,010,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

EXPLANATORY NOTE

On May 9, 2006, following the end of the quarterly period to which this Quarterly Report on Form 10-QSB relates, the Registrant completed a merger transaction with Ironclad Performance Wear Corporation, a California corporation (“Ironclad California”). The merger resulted in a change-in-control of the Registrant, in connection with which the Board of Directors and management of Ironclad California became the Board of Directors and management of the Registrant. In connection with this merger transaction, the Registrant changed its name from Europa Trade Agency Ltd. to Ironclad Performance Wear Corporation. Because the merger transaction was completed after the end of the period covered by this Report, the financial statements and related information contained in this Report reflect the operations of Europa Trade Agency Ltd. before the merger with Ironclad California. This Report and the certifications included as exhibits to this Report are signed by the individual who served as the Principal Executive Officer and Chief Financial Officer of the Registrant through the end of the quarterly period covered by this Report. This individual agreed to resign as the Principal Executive Officer and Chief Financial Officer of the Registrant as of the closing of the Merger, and was temporarily appointed in these capacities solely for the purpose of signing this Report and the certifications required to be filed with this Report.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

Item 2.	Managements Discussion and Analysis	11

Item 3.	Controls and Procedures	12

Part II	OTHER INFORMATION

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		13

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

APRIL 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30, 2006	JULY 31, 2005

ASSETS

Current
Cash	$215	$3,534
Goods and Services Tax receivable	1,868	662
	2,083	4,196

Property and Equipment, net (Note 3)	-	-

	$2,083	$4,196

LIABILITIES

Current
Accounts payable and accrued liabilities	$24,225	$5,477
Advances payable to related parties	24,210	11,891
	48,435	17,368
STOCKHOLDERS’ DEFICIENCY

Common Stock
Authorized:
50,000,000 common shares with par value of $0.001 per share

Issued and outstanding:
3,010,000 common shares at April 30, 2006 and July 31, 2005	3,010	3,010

Additional paid-in capital	103,640	93,890

Accumulated Other Comprehensive Loss	(3,542)	(938)
Accumulated Deficit During The Development Stage	(149,460)	(109,134)
	(46,352)	(13,172)

	$2,083	$4,196

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE PERIOD FROM INCORPORATION JUNE 6, 2003 TO APRIL 30, 2006

	THREE MONTHS ENDED APRIL 30		NINE MONTHS ENDED APRIL 30

	2006	2005	2006	2005

Sales Revenue	$-	$1,530	$-	$3,277	$6,662

Cost of Sales	-	1,441	-	3,512	6,438

Gross Margin (Loss)	-	89	-	(235)	224

Expenses
Advertising and promotion	-	19	-	3,610	6,308
Bad debts	-	-		-	595
Bank charges and interest	-	213	12	784	1,215
Depreciation	-	12	-	37	242
Foreign exchange loss	-	215	-	2,224	-
Licenses and dues	-	-	-	-	310
Management services (Note 4)	10,219	7,500	17,719	22,500	62,719
Office and sundry	313	1,128	1,603	6,019	8,918
Professional fees	7,717	1,672	16,590	14,296	38,697
Rent (Note 4)	750	1,500	2,250	4,500	11,250
Telephone	1,938	242	2,152	582	5,656
Travel	-	69	-	2,604	13,774
	20,937	12,570	40,326	57,156	149,684

Net Loss For The Period	$(20,937)	$(12,481)	$(40,326)	$(57,391)	$(149,460)

Net Loss Per Share, Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number Of Common Shares Outstanding	3,010,000	3,010,000	3,010,000	3,010,000

Other Comprehensive Loss
Net loss for the period	$(20,937)	$(12,481)	$(40,326)	$(57,391)
Foreign currency translation adjustment	(1,219)	219	(2,604)	1,648

Total Comprehensive Loss	$(22,156)	$(12,262)	$(42,930)	$(55,743)

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE PERIOD FROM INCORPORATION JUNE 6 2003 TO APRIL 30 2006

	THREE MONTHS ENDED APRIL 30		NINE MONTHS ENDED APRIL 30

	2006	2005	2006	2005

Operating Activities
Net loss for the period	$(20,937)	$(12,481)	$(40,326)	$(57,391)	$(149,460)

Adjustments To Reconcile Net Loss To Cash Used By Operating Activities
Depreciation	-	12	-	37	242
Donated services	750	9,000	9,750	27,000	63,750
Goods and Services Tax receivable	(538)	-	(1,206)	-	(1,868)
Accounts receivable	-	(1,194)	-	(1,053)	-
Prepaid expenses	-	-	-	-	-
Inventory	-	1,595	-	4,666	-
Accounts payable and accrued liabilities	9,129	(3,250)	18,748	(1,207)	24,225
	(11,596)	(6,318)	(13,034)	(27,948)	(63,111)

Investing Activity
Purchase of property and equipment	-	-	-	-	(242)

Financing Activities
Advances payable	12,815	1,377	12,319	3,109	39,210
Issue of common shares for cash	-	-	-	-	27,900
Bank indebtedness	-	(10,839)	-	-	-
	12,815	(9,462)	12,319	3,109	67,110

Foreign Exchange Effect On Cash	(1,219)	219	(2,604)	1,648	(3,542)

Increase (Decrease) In Cash	-	(15,561)	(3,319)	(23,191)	215

Cash, Beginning Of Period	215	19,794	3,534	27,424	-

Cash, End Of Period	$215	$4,233	$215	$4,233	$215

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

APRIL 30, 2006
(Unaudited)
(Stated in U.S. Dollars

	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
Shares issued for debt settlement - March 31, 2004	2,000,000	$2,000	$13,000	$-	$-	$15,000
Shares issued for cash - May 18, 2004	900,000	900	17,100	-	-	18,000
Shares issued for cash - June 30, 2004	110,000	110	9,790	-	-	9,900
Foreign currency translation	-	-	-	-	(45)	(45)
Non-cash services from a director	-	-	18,000	-	-	18,000
Net loss for the period	-	-	-	(39,022)	-	(39,022)
Balance, July 31, 2004	3,010,000	3,010	57,890	(39,022)	(45)	21,833
Foreign currency translation	-	-	-	-	(893)	(893)
Non-cash services from a director	-	-	36,000	-	-	36,000
Net loss for the period	-	-	-	(70,112)	-	(70,112)
Balance, July 31, 2005	3,010,000	3,010	93,890	(109,134)	(938)	(13,172)
Foreign currency translation	-	-	-	-	(2,604)	(2,604)
Non-cash services from a director	-	-	9,750	-	-	9,750
Net loss for the period	-	-	-	(40,326)	-	(40,326)
Balance, April 30, 2006	3,010,000	$3,010	$103,640	$(149,460)	$(3,542)	$(46,352)

The accompanying notes are an integral part of the financial statements.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended July 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended July 31, 2005, has been omitted. The results of operations for the nine-month period ended April 30, 2006 are not necessarily indicative of results for the entire year ending July 31, 2006.

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

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS (Continued)

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

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Development Stage Company

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

Property and equipment comprise computer equipment which is recorded at cost, and has been fully depreciated as at April 30, 2006 (depreciated on a 30% straight line basis as at October 31, 2004).

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

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Stock Based Compensation

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

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if any potentially dilutive securities had been issued. At April 30, 2006, the Company has no dilutive stock equivalents.

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

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	PROPERTY AND EQUIPMENT

	COST	ACCUMULATED DEPRECIATION	NET BOOK VALUE

Computer equipment	$242	$242	$-

4.	RELATED PARTY TRANSACTIONS

a)
Advances payable are due to directors of the Company for expenses paid on behalf of the Company and for travel expenses incurred. The amounts bear no interest, are unsecured and have no stated terms of repayment.

b)
The Company has been provided with non-cash services (until April 30, 2006) and premises from a director. Accordingly, management services of $ 7,500 (2005 - $22,500) and rent of $2,250 (2005 - $4,500) have been recorded in the nine months ended April 30, 2006, and additional paid-in capital has been increased by the corresponding amount. The value of the management services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the director. No monetary amount will be paid or exchanged for either of these services.

For the three months ended April 30, 2006 the Company has agreed to compensate the director for management services in the amount of $10,219.

5.	INCOME TAX

A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:
	THREE MONTHS ENDED APRIL 30
	2006	2005

Loss for the period	$(20,937)	$(12,481)
Statutory tax rate	35%	35%

Expected income tax provision	$(7,328)	$(4,368)
Unrecognized tax losses	7,328	4,368

	$-	$-

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

5.	INCOME TAX (Continued)

Significant components of deferred income tax assets are as follows:

	2006	2005

Operating loss	$52,300	$33,700
Valuation allowance	(52,300)	(33,700)

	$-	$-

The Company has approximately $149,000 in losses carried forward which will expire in 2026 if not utilized.

6.	MERGER TRANSACTION

On April 20, 2006, Europa Trade Agency Ltd., a Nevada corporation (the “Registrant’), signed an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Registrant, Ironclad Performance Wear Corporation, a privately-held California corporation (“Ironclad”) and Ironclad Merger Corporation, a privately-held California corporation and wholly-owned subsidiary of the Registrant (the “Merger Sub”).

Under the terms and conditions of the Merger Agreement, the Registrant agreed to acquire Ironclad by Merger Sub merging with and into Ironclad, with Ironclad continuing as the surviving corporation and a wholly-owned subsidiary of the Registrant (the "Merger"). The Registrant agreed to issue shares of its common stock to the shareholders of Ironclad in exchange for 100% of the issued and outstanding shares of common stock of Ironclad. Additionally, the Registrant agreed to assume options and warrants to purchase shares of common stock on the same terms and conditions as previously issued by Ironclad. The Merger closed on May 9, 2006.

In connection with and as a condition to the Merger, a group of investors agreed to fund the purchase of 911,000 shares and cancellation of 2,000,000 shares of the Registrant’s common stock held by the current shareholders of the Registrant. The purchase and cancellation transaction and a 1-for-3.454895 forward split of the Registrant’s common stock were consummated concurrently with the consummation of the Merger.

EUROPA TRADE AGENCY LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005
(Unaudited)
(Stated in U.S. Dollars)

In addition, concurrently with the consummation of the Merger, the Registrant also completed a private placement offer and sale of the Registrant’s securities that yielded approximately $7.3 million in gross proceed to the Registrant.

As of the closing of the Merger and after the completion of the private placement financing, 29,191,737 shares of the Registrant’s common stock were issued and outstanding, 2,588,314 shares of common stock were reserved for issuance pursuant to issued and outstanding options to purchase our commons stock and 10,470,749 shares of common stock were reserved for issuance pursuant to issued and outstanding warrants to purchase our commons stock.

In connection with the Merger, the Registrant changed its corporate name from Europa Trade Agency Ltd. to Ironclad Performance Wear Corporation.

The Merger resulted in a change-in-control of the Registrant by Ironclad and its shareholders and the assumption of Ironclad’s operations and liabilities.  In connection with the change-in-control, the Board of Directors and management of Ironclad became the Board of Directors and management of the Registrant.

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

Results of Operations

The Company discontinued its previous business plan and has been pursuing alternatives since September 14, 2005 due to its failure to successfully market a key product. The discontinuation of the Company’s business plan is reflected in every aspect of the financial results of the Company. In that connection, for the three months ending April 30, 2006 our sales totaled $0, whereas for the three months ending April 30, 2005 our sales totalled $1,530.

Gross Profit

For the three months ending April 30, 2006, the Company made a gross profit of $0. For the comparable period in 2005 the Company made a gross profit of $89.

Selling, General and Administrative Expenses

For the three months ending April 30, 2006 selling, general and administrative expenses totaled $20,937, an increase from $12,570 for the comparable period in 2005. For the three months ended April 30, 2006, the largest expense category was management services in the amount of $10,219 (an increase from $7,500 for the three months ending April 30, 2005), followed by professional fees in the amount of $7,717 (an increase from $1,672 for the three months ending April 30, 2005).

The fair value of the management services provided by Thomas Lamb has been estimated at $1,250 per month for the period starting on August 1, 2005 and ending January 31, 2006. For the three months ended April 30, 2006 the Company has agreed to compensate the director for management services in the amount of $10,219.

The fair value of office and warehouse space provided by Thomas Lamb at no cost to the company is estimated at $250 per month starting on August 1, 2005, and $750 for the three months ending April 30, 2006. From February 1, 2004 to July 31, 2005 it had been estimated at $500 per month. An amount of $750 for these services has been charged to operations for the three months ending April 30, 2006, with a credit to paid in capital.

Operating Loss

Our operating loss for the three months ending April 30, 2006 was $20,937 against a loss of $12,570 for the comparable period in 2005.

Known Trends Likely to Have a Material Impact on Net Sales, Revenue or Income

On April 20, 2006, Europa Trade Agency Ltd., a Nevada corporation (the “Registrant’), signed an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Registrant, Ironclad Performance Wear Corporation, a privately-held California corporation (“Ironclad”) and Ironclad Merger Corporation, a privately-held California corporation and wholly-owned subsidiary of the Registrant (the “Merger Sub”).

Under the terms of the Merger Agreement, the Registrant agreed to acquire Ironclad by Merger Sub merging with and into Ironclad, with Ironclad continuing as the surviving corporation and a wholly-owned subsidiary of the Registrant (the "Merger"). The Registrant agreed to issue shares of its common stock to the shareholders of Ironclad in exchange for 100% of the issued and outstanding shares of common stock of Ironclad. Additionally, the Registrant agreed to assume options and warrants to purchase shares of common stock on the same terms and conditions as previously issued by Ironclad. The Merger was consummated on May 9, 2006.

As a condition to the Merger, a group of investors agreed to fund the purchase of 911,000 shares and cancellation of 2,000,000 shares of the Registrant’s common stock held by the current shareholders of the Registrant. The purchase and cancellation transaction and a 1-for-3.454895 forward split of the Registrant’s common stock were completed concurrently with the consummation of the Merger.

In addition, as a condition to the Merger, the Registrant also completed a private placement offer and sale of the Registrant’s securities that yielded approximately $7.3 million in gross proceed to the Registrant. The private placement financing was consummated concurrently with the Merger.

As of the closing of the Merger and after the completion of the private placement financing, 29,191,737 shares of the Registrant’s common stock were issued and outstanding, 2,588,314 shares of common stock were reserved for issuance pursuant to issued and outstanding options to purchase our commons stock and 10,470,749 shares of common stock were reserved for issuance pursuant to issued and outstanding warrants to purchase our commons stock.

In connection with the Merger, the Registrant changed its corporate name from Europa Trade Agency Ltd. to Ironclad Performance Wear Corporation.

The Merger resulted in a change-in-control of the Registrant by Ironclad and its shareholders and the assumption of Ironclad’s operations and liabilities.  In connection with the change-in-control, the Board of Directors and management of Ironclad became the Board of Directors and management of the Registrant.

Internal and External Sources of Liquidity

Our net cash used by operating activities for the three months ended April 30, 2006 was $11,596 against $6,318 for the comparable period in 2005. The company's president, Thomas Lamb, has agreed to loan the Company up to $75,000 to fund the Company's day-to-day operations if need be. Our management believes that current credit and cash on hand is sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

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

Item 6. Exhibits

2.1	Merger Agreement

31.1	Certification pursuant to Rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironclad Performance Wear Corporation
Date: May 12, 2006

Per:   /s/ Thomas Lamb
        Thomas Lamb
        President, Secretary,
        Treasurer and Director