Form 10QSB
period 2006-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2006-08-14
CIK 1301712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

                         COMMISSION FILE NUMBER: 0-16075


                      IRONCLAD PERFORMANCE WEAR CORPORATION
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                      95-4762694
(State or other  jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                           2201 PARK PLACE, SUITE 101
                              EL SEGUNDO, CA 90245
                    (Address of principal executive offices)

                                 (310) 643-7800
                           (Issuer's telephone number)

                1111 EAST EL SEGUNDO BLVD., EL SEGUNDO, CA 90245
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         As of August 8, 2006, 29,619,992 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Format (Check One):

                               Yes [_]   No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   Financial Information

Item 1.  Financial Statements

         a.       Consolidated Balance Sheet as of June 30, 2006 ..............1

         b.       Consolidated Statements of Operations for the
                  three months and the six months ended June
                  30, 2006 and June 30, 2005. .................................2

         c.       Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2006 and June 30, 2005 ............3

         d.       Notes to Consolidated Financial Statements ..................4

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........14

Item 3.  Controls and Procedures .............................................35

PART II  Other Information

Item 1.  Legal Proceedings ...................................................36

Item 4.  Submission of Matters to a Vote of Security Holders .................36

Item 6.  Exhibits ............................................................37

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      IRONCLAD PERFORMANCE WEAR CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30,
                                                                        2006
ASSETS                                                              ------------
CURRENT ASSETS
   Cash and cash equivalents ..................................     $ 3,203,497
   Accounts receivable net of allowance for
     doubtful accounts of $45,000 .............................         725,513
   Inventory ..................................................       2,355,592
   Prepaid and other ..........................................         140,239
     TOTAL CURRENT ASSETS .....................................       6,424,841

PROPERTY, PLANT AND EQUIPMENT
   Computer equipment and software ............................         168,618
   Vehicles ...................................................          42,230
   Office equipment and furniture .............................         110,475
   Less:  accumulated depreciation ............................        (232,785)
   TOTAL PROPERTY, PLANT AND EQUIPMENT, NET ...................          88,538

   Trademarks, net of $4,002 of accumulated amortization ......          52,381
   Deposits ...................................................          38,608
   TOTAL ASSETS ...............................................     $ 6,604,368

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable ...........................................     $   606,351
   Accrued expenses ...........................................         759,220
   Current portion of capital lease ...........................           3,077
     TOTAL CURRENT LIABILITIES ................................       1,368,648

   Long term portion of capital lease obligations .............           3,435
     Fair value of warrant liability ..........................       8,297,686
     TOTAL LIABILITIES ........................................       9,669,769

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value; 172,744,750 million
     shares authorized; 29,619,992 shares
     issued and outstanding ...................................          29,620
   Additional paid-in capital .................................       3,860,967
     Accumulated deficit ......................................      (6,955,988)
     TOTAL STOCKHOLDERS' DEFICIT ..............................      (3,065,401)
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..............     $ 6,604,368

                      IRONCLAD PERFORMANCE WEAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE            THREE          SIX              SIX
                                                   MONTHS           MONTHS         MONTHS           MONTHS
                                                    ENDED            ENDED         ENDED            ENDED
                                                   JUNE 30,         JUNE 30,      JUNE 30,         JUNE 30,
                                                     2006            2005           2006             2005
                                                 ------------    ------------    ------------    ------------
REVENUES
  Net sales ..................................   $  1,538,949    $  1,400,583    $  3,329,134    $  3,042,335
                                                 ------------    ------------    ------------    ------------

COST OF SALES
  Cost of sales ..............................        957,790         714,373       2,040,733       1,541,021
                                                 ------------    ------------    ------------    ------------
OPERATING EXPENSES
  General and administrative .................        599,858         309,345       1,163,658         617,071
  Sales and marketing ........................        581,937         428,035       1,104,429         927,599
  Research and development ...................         46,218          47,287         104,782         102,499
  Operations .................................        133,774          61,861         226,011         137,616
  Depreciation and amortization ..............          8,101          14,249          15,370          28,357
                                                 ------------    ------------    ------------    ------------

    TOTAL OPERATING EXPENSES .................      1,369,888         860,777       2,614,250       1,813,142
                                                 ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS .........................       (788,729)       (174,567)     (1,325,849)       (311,828)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest expense ...........................        (20,057)         (9,634)        (73,435)        (37,862)
  Interest expense from warrants issued
    as financing cost ........................       (256,188)           --          (256,188)           --
  Interest income ............................         16,013            --            16,013            --
  Change in fair value of warrant liability ..     (2,453,018)           --        (2,453,018)           --
  Other income (expense), net ................          2,884          (5,539            2,18           26,80
                                                 ------------    ------------    ------------    ------------
   TOTAL OTHER INCOME (EXPENSE) ..............     (2,710,366)        (15,173)     (2,764,447)        (11,056)
                                                 ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES ...     (3,499,095)       (189,740)     (4,090,296)       (322,884)

PROVISION FOR INCOME TAXES ...................           --              --               800             (24)
                                                 ------------    ------------    ------------    ------------

NET LOSS .....................................   $ (3,499,095)   $   (189,740)   $ (4,091,096)   $   (322,860)
                                                 ------------    ------------    ------------    ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE ..   $      (0.15)   $      (0.01)   $      (0.20)   $      (0.02)
                                                 ------------    ------------    ------------    ------------
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING ....................     24,080,602      15,483,163      19,973,102      15,450,605
                                                 ------------    ------------    ------------    ------------

                  See Notes to Condensed Financial Statements.

                      IRONCLAD PERFPRMANCE WEAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS     SIX MONTHS
                                                                        ENDED          ENDED
                                                                       JUNE 30,       JUNE 30,
                                                                         2006           2005
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .......................................................   $(4,091,096)   $  (322,860)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Allowance for bad debts ....................................        24,000           --
      Depreciation ...............................................        14,139         27,819
      Amortization ...............................................         1,231            538
      Warrants issued as financing cost ..........................       256,188           --
      Loss on disposition of equipment ...........................          --            3,288
      Change in fair value of warrant liability ..................     2,453,018           --
    Non-cash compensation:
      Common stock issued for services ...........................        51,779         13,750
      Stock option expense .......................................       245,812           --
    Changes in operating assets and liabilities:
      Receivables ................................................       660,610         21,041
      Inventory ..................................................    (1,371,554)       175,175
      Deposits on inventory ......................................       300,277        177,092
      Prepaid and other ..........................................        (8,304)        31,401
      Loan costs .................................................        15,798           --
      Accounts payable and accrued liabilities ...................      (515,947)       195,887
                                                                     -----------    -----------
         Net cash flows provided by (used in) operating activities    (1,964,049)       323,131

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment purchased ........................       (43,337)       (13,405)
  Investment in trademarks .......................................          --           (3,088)
                                                                     -----------    -----------
         Net cash flows used in investing activities .............       (43,337)       (16,493)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock .........................     7,828,691         50,000
  Offering costs .................................................    (1,284,453)          --
  Payments on  note payable ......................................      (500,000)      (404,010)
  Payments on bank loans .........................................      (861,612)      (349,051)
  Payments on capital leases .....................................        (1,316)          --
                                                                     -----------    -----------
         Net cash flows provided by (used in) financing activities     5,181,310       (703,061)

NET INCREASE (DECREASE) IN CASH ..................................     3,173,924       (396,423)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ....................        29,573        362,702
CASH AND CASH EQUIVALENTS END OF PERIOD ..........................   $ 3,203,497        (33,721)

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash ..........................................   $    73,435    $    37,862
  Income taxes ...................................................           800            (24)

                      IRONCLAD PERFORMANCE WEAR CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements of Ironclad Performance Wear Corporation, a California corporation (the "Company"), included with the Registrant's Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on May 12, 2006.

         The discussion and analysis of the Company's financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to reserves for bad debts and those related to the possible impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's use of estimates, however, is quite limited, as it has adequate time to process and record actual results from operations.

         The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and apparel designed to significantly improve the wearer's ability to safely and efficiently perform general to highly specific job functions. Its customers are primarily specialty retailers, "Big Box" home centers and hardware/industrial distributors. The Company has five patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 32 registered US trademarks, 10 registered international trademarks and 20 in-use US trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

2.       REVERSE MERGER AND FINANCING

COMPLETION OF MERGER

         On April 20, 2006, Ironclad Performance Wear Corporation (formerly Europa Trade Agency Ltd.), a Nevada corporation (the "Company"), along with Ironclad Merger Corporation., a Nevada corporation and the Company's wholly owned subsidiary ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ironclad Performance Wear Corporation, a privately held California corporation ("Ironclad California"), pursuant to which Ironclad California would be acquired by the Company in a merger transaction wherein Merger Sub would merge with and into Ironclad California, with Ironclad California being the surviving corporation (the "Merger"). On May 9, 2006, the Merger closed and Ironclad Calfiornia became a wholly-owned subsidiary of the Company. At the closing, the Company changed its name to Ironclad Performance Wear Corporation.

         Accordingly, from an historical perspective, Ironclad California was deemed to have been the acquirer in the reverse merger and Ironclad California is deemed the survivor of the reorganization. As a result, the financial statements of the Company presented reflect the historical results of Ironclad California prior to the Merger, and of the combined entities following the merger, and do not include the historical financial results of the entity formerly known as Europa Trade Agency Ltd. Common stock has been retroactively restated to reflect the number of shares received by Ironclad California equity holders in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of the Company survives the reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to December 31, beginning with the quarter ended June 30, 2006. All costs associated with the Merger were expensed as incurred.

PRINCIPAL TERMS OF THE MERGER

         On May 9, 2006, Merger Sub was merged with and into Ironclad California, the separate existence of Merger Sub ceased, and Ironclad California continued as the surviving corporation at the subsidiary level. The Company issued shares of its common stock pursuant to certain exchange ratios set forth in the Merger Agreement to the stockholders of Ironclad California in exchange for 100% of the issued and outstanding shares of common stock of Ironclad California. Additionally, the Company assumed options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by Ironclad California.

         Immediately prior to the Merger the Company canceled 2,000,000 shares of its common stock held by our former sole officer and director, Thomas Lamb, and one of its former principal stockholders Craig Lamb, pursuant to an Amended and Restated Share Cancellation Agreement dated May 8, 2006. Thomas Lamb and Craig Lamb received cash remuneration of $349,413 from third party purchasers for their agreement to cancel such shares. At the time of the payment and share cancellation the third party purchasers were also party to an Amended and Restated Share Purchase and Escrow Agreement, dated May 9, 2006 with holders of approximately 90% of our common stock. The holders of such shares of Company common stock received $765,938 in consideration for the transfer of their shares to the third party purchasers.

         Immediately after the consummation of the cancellation and purchase transaction, but prior to the Merger, the Company effected a 3.454895-for-1 forward stock split of its common stock and increased the number of shares of authorized common stock to 172,744,750.

         Immediately after the closing of the Merger, and without taking into consideration the Private Placement offering described below, the Company had outstanding 19,858,404 shares of common stock, options to purchase 2,588,314 shares of common stock and warrants to purchase 2,817,416 shares of common stock.

THE PRIVATE PLACEMENT

         Immediately following the closing of the Merger, the Company received gross proceeds of approximately $7.3 million in a private placement transaction (the "Private Placement") with institutional investors and other high net worth individuals ("Investors"). Pursuant to Subscription Agreements entered into with these Investors, the Company sold 9,761,558 Investment Units, at $0.75 per Investment Unit. Each "Investment Unit" consists of one share of Company common stock, and a five year non-callable warrant to purchase three-quarters of one share of Company common stock, at an exercise price of $1.00 per share. The value of the warrants was determined to be $5,278,388 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 185.5%, risk free interest rate of 5.13%, an expected life of five years and zero dividends. They have been recorded as a warrant liability in accordance with SFAS No. 133 and EITF 00-19.

         As partial consideration for services rendered further to the Private Placement, one of the Company's placement agents was issued warrants to purchase 390,464 shares of Company common stock at an exercise price of $0.75 per share and warrants to purchase 292,848 shares of Company common stock at an exercise price of $1.00 per share. The value of the warrants was determined to be $494,182 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 185.5%, risk free interest rate of 5.13%, an expected life of five years and zero dividends. They have been recorded as a warrant liability in accordance with SFAS No. 133 and EITF 00-19.

3.       ACCOUNTING POLICIES

REVENUE RECOGNITION

         A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company's standard terms are typically net 30 days from the transfer of title to the products to the customer. The Company typically collects payment from a customer within 30 to 45 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the Company's products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer's obligation to pay the Company for products sold to it is not contingent upon the resale of those products. The Company recognizes revenues when products are delivered to customers.

RETURNS POLICY

         The Company has a warranty policy that covers defects in workmanship. The Company also periodically accepts stock adjustments from certain customers. Stock adjustment returns are typically for new customers who are given the opportunity to `trade out' of a style of product that does not sell in their territory, usually in exchange for another product. Historically, warranty returns have averaged 1% a year and stock adjustment returns have averaged approximately 0.5% of gross sales. The Company records an estimate for these returns at the time of sale.

RESERVE FOR WARRANTY RETURNS

Balance 12/31/05 ................................................      $ 38,000
Payments Recorded During the Period .............................       (28,149)
                                                                       --------
                                                                          9,851
Adjustment to Reserve for Pre-existing Liabilities ..............         3,500
Accrual for New Liabilities During the Reporting Period .........        28,149
                                                                       --------
Balance 3/31/06 .................................................      $ 41,500
Payments Recorded During the Period .............................       (12,190)
                                                                       --------
                                                                         29,310
Adjustment to Reserve for Pre-existing Liabilities ..............         4,500
Accrual for New Liabilities During the Reporting Period .........        12,190
                                                                       --------
Balance 6/30/06 .................................................      $ 46,000
                                                                       ========

CUSTOMER CONCENTRATIONS

         One customer accounted for approximately 12% of net sales for the three months ended June 30, 2006 and no customer accounted for more than 10% of net sales for the six months ended June 30, 2006. One customer accounted for approximately 22% of net sales for the three months ended June 30, 2005 and the same customer accounted for approximately 11% of net sales for the six months ended June 30, 2005.

SUPPLIER CONCENTRATIONS

         One supplier, which is located overseas, accounted for approximately 80% of total purchases during the three months ended ending June 30, 2006 and 76% of total purchases during the six months ended June 30, 2006. The same supplier accounted for 85% of total purchases during the three months ended June 30, 2005 and 83% during the six months ended June 30, 2005.

LOSS PER SHARE

         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                             Six Months
                                                           Ended June 30,
                                                    ----------------------------
                                                       2006              2005
                                                    ----------        ----------
Options outstanding under the
  Company's stock option plan ..............         5,095,134         1,962,704
Common Stock Warrants ......................        10,812,281           759,999

INCOME TAXES

         Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference between the basis of the allowance for doubtful accounts, accumulated depreciation and amortization, accrued payroll and net operating loss carryforwards for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

         The significant components of the provision for income taxes for the six months ended June 30, 2006 and 2005 were $800 and $0, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140,"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on our financial statements.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS NO. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. Management does not expect adoption of SFAS No. 156 to have a material impact on our financial statements.

         In July 2006, the FASB released FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

USE OF ESTIMATES

         The preparation of financial statements requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, inventory obsolescence, allowance for returns and the estimated useful lives of long-lived assets.

VALUATION OF DERIVATIVE INSTRUMENTS

         SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the "Black Scholes Model"). At each period end, or when circumstances indicate that the Company reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

4.       INVENTORY

         At June 30, 2006 the Company had two classes of inventory - raw materials and finished goods.

                                                              JUNE 30,
                                                                2006
                                                             ----------
      Raw Materials ...................................      $  308,762
      Finished Goods ..................................      $2,046,830
                                                             ----------
      Total ...........................................      $2,355,592
                                                             ==========

5.       NOTE PAYABLE AND BANK LINES OF CREDIT

NOTES PAYABLE

         In October 2005, the Company obtained short term financing from Westrec Capital Partners, LLC. The amount of the note was $500,000. It matured at the earlier of 180 days or when the Company received an aggregate of $550,000 from the sale of equity securities. The Company received a 30-day extension of the maturity date to May 20, 2006. On May 9, 2006, the Registrant closed on a private placement financing of $7,321,191 of common stock. Proceeds from the Private Placement were used to retire the Note. The loan agreement also required the issuance of a warrant to purchase 400,000 shares of common stock at $0.56 per share. Westrec Capital Partners, LLC also agreed to extend its bridge financing loan to the Company for up to thirty (30) days under the same terms and conditions in exchange for a warrant for 100,000 shares of the Company's common stock, exercisable at $1.00 per share.

         The value of the 400,000 warrants was determined to be $291,368 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as equity in accordance with SFAS No. 133 and EITF 00-19. The value of the 100,000 warrants was determined to be $72,097 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as a warrant liability in accordance with SFAS No. 133 and EITF 00-19.

BANK LINES OF CREDIT

         In March 2005 the Company renewed its senior secured loan facility with a third party bank. This agreement was scheduled to mature on May 30, 2006. On May 9, 2006, the Registrant closed on a private placement financing of $7,321,191 of common stock. Proceeds from the Private Placement were used to repay the balance outstanding on the loan facility.

6.       EQUITY TRANSACTIONS

COMMON STOCK

         During the three months ended March 31, 2006 the Company issued investment units consisting of 676,667 shares of common stock and rights to receive warrants to purchase 1,568,334 shares of common stock upon the closing of the Merger for an aggregate cash price of $507,500 (unaudited) pursuant to a subscription based sale at $0.75 per unit. The warrants were issued upon the closing of the Merger on May 9, 2006 at an aggregate exercise price of $0.75 per share. The value of the 1,568,334 warrants so issued was determined to be $1,136,884 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as equity in accordance with SFAS No. 133 and EITF 00-19.

         On April 30, 2006 the Company issued 14,346 shares of common stock to a consultant in exchange for services. The services were valued at $10,000, and were valued at a pre-merger expected valuation of $0.32 per common share. In May 2006 the Company employed this consultant as its Chief Financial Officer.

         Immediately after the consummation of the cancellation and purchase transaction in connection with the Merger of Ironclad California and the Company, a 3.455895-for-1 forward stock split of common stock was completed and increased the number of authorized shares of common stock to 172,744,750. Immediately after the closing of the Merger on May 9, 2006, without taking into account the private placement completed concurrently with the Merger, there were 19,858,404 outstanding shares of common stock.

         Following the closing of the merger with Ironclad California, we received gross proceeds of approximately $7.3 million in a private placement transaction with institutional investors and other high net worth individuals. Pursuant to our subscription agreements with these investors, we sold 9,761,558 investment units, at $0.75 per investment unit. Each investment unit consists of one share of our common stock, and a five year non-callable warrant to purchase three-quarters of one share of our common stock, at an exercise price of $1.00 per share. After commissions and expenses, we received net proceeds of approximately $6.1 million in the private placement.

         On completion of the Merger on May 9, 2006, and at June 30, 2006, there were outstanding 29,619,992 shares of Common Stock of the Registrant.

WARRANT ACTIVITY

         A summary of warrant activity is as follows:

                                                                      Weighted
                                                                      Average
                                                       Number of      Exercise
                                                        Shares         Price
                                                      -----------    -----------
Warrants outstanding at December 31, 2005 .........       749,079    $      0.23
Warrants expired ..................................        (4,448)   $      0.67
                                                      -----------    -----------
Warrants outstanding at March 31, 2006 ............       744,631    $      0.23
Warrants issued ...................................    10,072,840    $      0.93
Warrants expired ..................................        (5,190)   $      0.67
                                                      -----------    -----------
Warrants outstanding at June 30, 2006 .............    10,812,281    $      0.89


STOCK BASED COMPENSATION

         Effective with the Company's current fiscal year that began on January 1, 2006, the Company has adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENTS" using the modified prospective application transition method.

         For fiscal years prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,

"ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. The Company had adopted the disclosure provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPANSATION," as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE," an amendment of FASB Statement No. 123. The following table illustrates the effect on net income (loss) and income
(loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005:

                                                           Six          Three
                                                          Months       Months
                                                           Ended        Ended
                                                          June 30,     June 30,
                                                         ---------    ---------
                                                           2005          2005
                                                         ---------    ---------
Net loss as reported $ ................................   (322,860)    (189,740)
Less:  Total stock-based employee
     compensation expense determined
     under Black-Scholes option pricing
     model, net of tax effects ........................     39,637       18,849
                                                         ---------    ---------
PRO FORMA NET LOSS ....................................  $(362,497)   $(208,589)
                                                         =========    =========
Net loss per share - as reported
     Basic and dilted .................................  $   (0.02)   $   (0.01)
                                                         =========    =========
Net loss per share - pro forma
     Basic and dilted .................................  $   (0.02)   $   (0.01)
                                                         =========    =========

         Ironclad California reserved 7,000,000 shares of its common stock for issuance to employees, directors and consultants under the 2000 Stock Incentive Plan, which the Company assumed in the Merger ("the 2000 Plan"). Under the 2000 Plan, options may be granted at prices not less than the fair market value of the Company's common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

         Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the "2006 Plan"). Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company's common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

         The fair value of each stock option granted under either the 2000 or 2006 Plan is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture rate based on management assessment of historical employee termination experience. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company's dividend history. The stock volatility factor is based on historical market prices of the Company's common stock. The expected life of an option grant is based on management's estimate. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

         For stock options issued during the six month periods ended June 30, 2005 and 2006, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

                                               JUNE 30, 2005       JUNE 30, 2006
                                               -------------       -------------
Risk free interest rate ..............              4.2%           4.97% - 5.25%
Dividends ............................               --                  --
Volatility factor ....................          146% - 177%         170% - 185%
Expected life ........................            4 years             4 years


A summary of stock option activity is as follows:

                                                                       Weighted
                                                                       Average
                                                          Number of    Exercise
                                                           Shares       Price
                                                          ---------    ---------
Outstanding, December 31, 2005 .......................    2,584,000    $    0.35
Outstanding, March 31, 2006 ..........................    2,584,000    $    0.35
Granted ..............................................    2,511,134    $    0.88
Exercised ............................................         --           --
Cancelled/Expired ....................................         --           --
Outstanding June 30, 2006 ............................    5,095,134    $    0.64
Exercisable at June 30, 2006 .........................    2,059,629    $    0.39


The following tables summarize information about stock options outstanding at June 30, 2006:

                                  Weighted
                                   Average         Weighted        Intrinsic
                                  Remaining        Average           Value
  Range of          Number       Contractual       Exercise       Outstanding
Exercise Price    Outstanding    Life (Years)       Price           Shares
--------------   -------------   -------------   -------------   -------------
$0.19 - $0.35       2,584,000            7.56         $  0.35       1,878,279
$0.75 - $1.05       2,511,134            9.88         $  0.95         283,152


The following tables summarize information about stock options exercisable at June 30, 2006:

                                  Weighted
                                   Average         Weighted        Intrinsic
                                  Remaining        Average           Value
  Range of          Number       Contractual       Exercise       Outstanding
Exercise Price    Exercisable    Life (Years)       Price           Shares
--------------   -------------   -------------   -------------   -------------
$0.19 - $0.35       1,915,979            7.2          $  0.34       1,521,261
$0.75 - $1.05         143,651            9.88         $  1.05           1,436


         The Company recorded $27,408 and $218,404 of compensation expense for employee stock options during the three months ended March 31, 2006 and three months ending June 30, 2006, respectively. These compensation expense charges were recorded in the following operating expense categories, general and administrative - $216,747; sales and marketing - $23,583; research and development - $2627; and operations - $2,855. There was a total of $198,982 and $2,184,169 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2006 and June 30, 2006, respectively. This cost is expected to be recognized over a weighted average period of 3.8 years. The total fair value of shares vested during the six month period ended June 30, 2006 was approximately $212,162.

7.       LEGAL PROCEEDINGS

POTENTIAL CLAIM

         On May 2, 2006, an existing shareholder of the Company identified the purported existence of two warrants to purchase approximately 517,746 shares and 467,410 shares of the common stock of the Company at exercise prices equal to approximately $0.116 and $0.139, respectively, allegedly issued in June 2002 to an entity owned by the shareholder.

         The shareholder has not raised a legal claim, but has contacted the Company to dispute the existence of the warrants. While the Company continues to investigate the matter, the Company's records indicate that the transaction pursuant to which the warrants were intended to be issued was never consummated, and as such, the warrants were never issued. In the event that the shareholder determines to present the warrants for exercise, the Company intends to reject any such action and expects to defend any purported claim vigorously.

         If a legal claim is raised by the shareholder, and to the extent the shareholder is successful in the claim, the Company agreed to cause the issuance of additional shares of the Registrant's common stock to each of the investors in the Private Placement financing, and to each of the holders of the Registrant's shares issued and outstanding immediately prior to the Merger, on a pro rata basis, in such a manner and in such amounts as would be necessary to adjust their respective ownership of the Registrant's common stock as of the closing of the Private Placement financing and Merger for any dilution caused by the issuance of the warrants or any shares thereunder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF THE COMPANY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005. THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE DISCUSSED IN "--RISK FACTORS."

OVERVIEW

         We are a leading designer and manufacturer of branded performance workwear. Founded in 1998, we have grown and leveraged our proprietary technologies to produce job-specific gloves and apparel that are designed to significantly improve the wearer's ability to safely and efficiently perform general to highly specific job functions. We have built and continue to augment our reputation among professionals in the construction and industrial service industries with products specifically designed for individual tasks or task types. Utilizing our brand equity, we are currently expanding our product line into specialty apparel (e.g. long and short sleeved shirts, pants and jackets) also designed to enhance the wearer's comfort and performance. We believe that our dedication to quality and durability and focus on our client needs has created a high level of brand loyalty and has solidified substantial brand equity.

         We plan to increase our domestic revenues by leveraging our relationships with existing retail customers, expanding into Big Box retailers and increasing our product offerings in new and existing locations. Although the addition of retail locations by our largest customers does not always directly correlate to an increase in our net sales, as our products may not be carried in every such additional location, we believe our growth has been facilitated by our largest retail customers opening additional locations since our inception.

         We believe that our products will have international appeal. In 2005, we began selling products in Australia through an independent distributor, which accounted for less than 5% of total sales. We plan to increase net sales internationally by expanding our distribution into Canada and European countries during the fiscal year ending December 31, 2006.

         Our historical operations before May 9, 2006 reflect only the operations of Ironclad Performance Wear Corporation, a California corporation (or "Ironclad California"). Before May 9, 2006, we existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On May 9, 2006, we consummated a merger transaction in which we acquired all of the shares of Ironclad California (the "Merger"). Concurrently with the closing of the merger we completed a private placement financing and certain other transactions related to the merger. Upon completion of the merger and the private placement financing, Ironclad California became our wholly-owned subsidiary, and the former stockholders of Ironclad California and the investors in the private placement financing received in the aggregate 26,130,548 shares of our common stock, or approximately 88% of our issued and outstanding shares of common stock. Ironclad California was formed and commenced its business in 1998. Our merger with Ironclad California was accounted for as a reverse merger with Ironclad California deemed to be the accounting acquirer, and us the legal acquirer.

GENERAL

         Net sales are comprised of gross sales less returns and cash discounts. Our operating results are seasonal, with a greater percentage of net sales being earned in the third and fourth quarters of our fiscal year due to the fall and winter selling seasons.

         Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications and a reserve for inventory obsolescence.

         Our operating expenses consist primarily of marketing costs, non-marketing payroll and related costs, corporate infrastructure costs and our distribution facility costs. We expect that our operating expenses will decrease as a percentage of net sales if we are able to increase our net sales through expansion and growth. We expect this reduction in operating expenses to be offset by investment in sales and marketing to achieve brand growth, the development of new product lines, and the increased costs of operating as a public company.

         Historically, we have funded our working capital needs primarily through our existing asset-based credit facility along with subordinated debt. In 2005, we completed an equity financing, the proceeds of which were used to extinguish certain subordinated debt. In 2006 we have completed two equity financing transactions. A portion of the proceeds of the second equity financing transaction was used to extinguish certain debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our Management's Discussion and Analysis of Financial Condition of Plan of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, Management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

REVENUE RECOGNITION

         Under our sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. Our standard terms are typically net 30 days from the transfer of title to the products to a customer. We typically collect payment from a customer within 30 to 45 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer. The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us. A customer's obligation to pay us for products sold to it is not contingent upon the resale of those products. We recognize revenue at the time product is delivered to a customer.

INVENTORY OBSOLESCENCE ALLOWANCE

         We review the inventory level of all products quarterly. For all items that have been in the market for one year or greater, we consider inventory levels of greater than one year's sales to be excess. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the quarters ended March 31, 2006 and June 30, 2006 we increased our inventory reserve by $-0- and $10,000, respectively, to a current balance of $42,000 and recorded a corresponding increase in cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve. During the three months ended March 31, 2006 and June 30, 2006, we sold inventories previously reserved for and accordingly reduced the reserve by approximately $150 and $50 and recorded corresponding gains for these sales. During the same three month periods we adjusted our estimates for slow moving inventory, based on recent sales volumes, downward by $8,300 and $3,500, respectively. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist of large national, regional and smaller independent customers with good payment histories with us. Since we have not experienced any previous payment defaults with any of our current customers, our allowance for doubtful accounts is minimal. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management's evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated through Dun & Bradstreet before terms are established. Although we expect to collect all amounts due, actual collections may differ.

PRODUCT RETURNS

         We have a warranty policy that covers defects in workmanship. We allow our customers to return damaged or defective products to us following a customary return merchandise authorization process. We also allow for some stock adjustments returns, typically for new customers, whereby the customer is given the opportunity to `trade out' of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. For both types of returns we utilize actual historical return rates to determine our allowance for returns in each period. Gross sales is reduced by estimated returns. We record a corresponding accrual for the estimated liability associated with the estimated returns which is based on the historical gross sales of the products corresponding to the estimated returns. This accrual is offset each period by actual product returns.

         Our current estimated future warranty product return rate is approximately 1.0% and our current estimated future stock adjustment return rate is approximately 0.5%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons; (1) our products useful life is approximately 3-4 months and (2) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

RESERVE FOR WARRANTY RETURNS

Reserve balance 12/31/05 ........................................      $ 38,000
Payments recorded during the period .............................       (28,149)
                                                                       --------
                                                                          9,851
Adjustment to reserve for pre-existing liabilities ..............         3,500
Accrual for new liabilities during the reporting period .........        28,149
                                                                       --------
Reserve balance 3/31/06 .........................................        41,500
Payments recorded during the period .............................       (12,190)
                                                                       --------
                                                                         29,310
Adjustment to reserve for pre-existing liabilities ..............         4,500
Accrual for new liabilities during the reporting period .........        12,190
                                                                       --------
Reserve balance 6/30/06 .........................................      $ 46,000
                                                                       ========

STOCK BASED COMPENSATION

         On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement 123R, SHARE-BASED PAYMENT ("SFAS 123R"). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company's Stock Option Plans. The statement provides for, and we have elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures.

INCOME TAXES

         Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to the difference between the basis of the allowances for returns and doubtful accounts and for inventory obsolescence, accrued payroll and bonus and net operating loss carry forwards for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. As the Company has reported losses for 2003, 2004 and 2005, we have taken the conservative approach, and fully reserved the deferred tax assets.

VALUATION OF DERIVATIVE INSTRUMENTS

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the "Black Scholes Model"). At each period end, or when circumstances indicate that the Company reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

         NET SALES increased $138,366, or 9.9%, to $1,538,949 in the quarter ended June 30, 2006 from $1,400,583 for the corresponding period in 2005. Net sales increased $286,799, or 9.4%, to $3,329,134 for the six months ended June 30, 2006 from $3,042,335 in the corresponding period in 2005. These increases were primarily due to increased sales through current distribution, and sales from the launch of our apparel line of approximately $56,000 and $231,000, respectively. One customer accounted for approximately 22% and 11% of net sales during the quarter ended June 30, 2005 and six months ended June 30, 2005, respectively. One customer accounted for approximately 12% of net sales during the quarter ended June 30, 2006 and no customers accounted for more than 10% of net sales for the six months ended June 30, 2006.

         GROSS PROFIT decreased $105,051 to $581,159 for the quarter ended June 30, 2006 from $686,210 for the quarter ended June 30, 2005. Gross profit decreased $212,912 to $1,288,401 for the six months ended June 30, 2006 from $1,501,313 for the six months ended June 30, 2005. Gross profit as a percentage of net sales, or gross margin, decreased 11.2% to 37.8% in second quarter of 2006 from 49.0% in the same quarter of 2005. Gross profit as a percentage of net sales, or gross margin, decreased 10.6% to 38.7% in six months of 2006 from 49.3% in the corresponding six months of 2005. The decrease in gross margin was mainly attributable to a shift in product mix, aggressive sales promotion programs with new and existing customers, the introduction of apparel sales, and an increase in in-bound transportation costs, including air freight, between the comparative periods. Our product mix changed primarily because sales to home centers have increased as a proportion of our sales. Sales to home centers generally include an assortment of lower priced products than are sold to our specialty customers. This decrease in gross margin was partially offset by reduced product costs due to better pricing from our manufacturers.

         OPERATING EXPENSES increased by $509,111, or 59.2%, to $1,369,888 in the second quarter of 2006 from $860,777 in the second quarter of 2005. As a percentage of net sales, operating expenses increased 27.5% to 89.0% in the second quarter of 2006 from 61.5% in the same period of 2005. Operating expenses increased $801,108, or 44.2%, to $2,614,250 for the first six months of 2006 from $1,813,142 in the corresponding period of 2005. As a percentage of net sales, operating expenses increased 18.9% to 78.5% for the first six months of 2006 from 59.6% in the same period of 2005. The increased spending was primarily due to increased costs associated with implementing brand development initiatives, including a NASCAR sponsorship and increased print and cooperative advertising - approximately $32,000 and $114,000, respective; $14,000 in expenses associated with the launch of our apparel line; professional fees of approximately $13,000; expenses associated with out status as public company costs of approximately $46,000; and temporary labor and Financial Accounting Standards No. 123r options expense of approximately $290,000. Sales and marketing expenses were increased to build brand recognition and increase sales. Expenses associated with being a public company included public accounting and legal fees and investor relations expenses.

         LOSS FROM OPERATIONS increased $614,162 or 351.9%, to $788,729 in the second quarter of 2006 from $174,567 in second quarter of 2005. Loss from operations as a percentage of net sales increased to 51.3% in the second quarter of 2006 from 12.5% in the second quarter of 2005. Loss from operations increased $1,014,120 or 325.2%, to $1,325,849 for the first six months of 2006 from
$311,828 for the first six months of 2005. Loss from operations as a percentage of net sales increased to 39.8 % for the first six months of 2006 from 10.2% for the first six months of 2005. This increase was primarily the result of a decrease in gross profit and an increase in operating expenses, as discussed above.

         INTEREST EXPENSE increased $266,611 to $276,245 in the second quarter of 2006 from $9,634 in the same quarter of 2005. Interest expense increased $291,761 to $329,623 for the first six months of 2006 from $37,862 in the corresponding period of 2005. The increase was primarily due to the addition of the short term financing with Westrec Capital Partners, the amortization of the loan acquisition costs associated with this debt, and the recognition of $256,188 of imputed warrant interest charges.

         INTEREST INCOME increased $16,013 in the second quarter and six months ended June 30, 2006. Interest income is a direct result of invested funds generated by the private equity funding completed concurrent with the merger on May 9, 2006.

         OTHER INCOME (EXPENSE) net was $2,884 in the second quarter of 2006 as compared with $(5,539) in the second quarter of 2005. Other income was $2,181 for the first six months of 2006 as compared with $26,806 for the first six months of 2005. Change in the fair value of warrant liability was $2,453,018 in the second quarter and first six months of 2006 as compared to $-0- for the second quarter and first six months of 2005. This loss represents the difference in the fair value of warrants recorded as liabilities at June 30, 2006 and their issue date on May 9, 2006. These warrants will be revalued at the end of each reporting period until the terms of the registration statement for the shares and warrants issued, that result in liability accounting, are satisfied.

         NET LOSS increased $3,309,355 to $3,499,095 in the second quarter of 2006 from $189,740 in the second quarter of 2005. Net loss increased $3,768,236 for the first six months of 2006 from $322,860 for the corresponding period in 2005. These increased losses are a result of the combination of each of the factors discussed above plus the recognition of change in fair value of warrants recorded as liabilities during the quarter of $2,453,018.

SEASONALITY AND QUARTERLY RESULTS

         Our business generally shows an increase in sales during the third and fourth quarters due primarily to a consistent increase in the sale of our winter glove line during this period. We typically generate 55% - 60% of our net sales during these months. Management has yet to determine whether our apparel line will affect the seasonality of our overall business.

         Our working capital, at any particular time, reflects the seasonality of our business. We expect inventory, accounts payable and accrued expenses to be higher in the third and fourth quarters in preparation for our winter selling season.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for our fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.

         OPERATING ACTIVITIES: For the six months ended June 30, 2006, cash used in operating activities was $1,964,049 and consisted primarily of a net loss of $4,091,096, reduced by non-cash items of $3,046,167, an increase in inventory of $1,371,554, a decrease in accounts receivable of $660,610, deposits on inventory of $300,277, and decreases in accounts payable and accrued expenses of $515,947. For the six months ended June 30, 2005, cash provided by operating activities was $323,131 and consisted of a net loss of $322,860, reduced by non-cash items of $45,395, a decrease in accounts receivable of $21,041, an increase in inventory of $175,175, deposits on inventory of $177,092, prepaid expenses of $31,401, and an increase in accounts payable and accrued expenses of $195,887.

         INVESTING ACTIVITIES for the six months ended June 30, 2006 and 2005 were primarily the result of capital expenditures, mainly for computer equipment and trademark applications. Cash used in investing activities increased $43,337 for 2006 from $16,493 in 2005.

         FINANCING ACTIVITIES for the six months ended June 30, 2006 consisted primarily of the payoff of our net borrowing under our existing asset-based credit facility, payoff of an existing note payable, proceeds from the issuance of common stock, financing provided by a captial lease, and the completion of our merger and associated financing on May 9, 2006. Cash provided by financing activities increased $5,181,310 for 2006 and $703,061 in 2005. The increase in cash provided by financing activities was due to proceeds from the issuance of common stock of $507,500, the completion of the merger related equity financing of $6,036,738 (net of $1,284,453 in offering costs), and discounts recorded on the issuance of warrants of $256,188, and was offset by payments made on our bank lines of credit of $861,612, outstanding note payable of $500,000, and payments on a capital lease of $1,316. We believe that our cash flows from operations together with the net proceeds from this offering, will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 18 months.

OFF BALANCE SHEET ARRANGEMENTS

         At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing , liquidity, market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 123R

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 Revised "Share-Based Payment," "SFAS 123R." The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We will adopt this statement for the year ended December 31, 2006. We recorded $218,404 and $245,812 of compensation expense for employee stock options during the quarter and six months ended June 30, 2006.

SFAS NO. 151

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on our financial statements.

SFAS NO. 152

         In March 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No 66, Accounting for Sales of Real Estate, " for real estate time-sharing transactions. SFAS No. 152 amends Statement No 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to us.

SFAS NO. 153

         In March 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after March 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on our financial statements.

SFAS NO. 154

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

FIN NO. 47

         In March 2005, the FASB issued FASB Interpretation (FIN No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies the meaning of the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on our financial statements.

SFAS NO. 155

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140,"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on our financial statements.

SFAS NO. 156

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS NO. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. Management does not expect adoption of SFAS No. 156 to have a material impact on our financial statements.

FIN NO. 48

         In July 2006, the FASB released FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

RISK FACTORS

         INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE PURCHASING OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF, OR THAT WE CURRENTLY DEEM IMMATERIAL, ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT US. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE SOME OR ALL OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

RISKS RELATING TO OUR BUSINESS

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND OUR STOCK PRICE COULD DECLINE OR FLUCTUATE IF OUR RESULTS DO NOT MEET THE EXPECTATION OF ANALYSTS OR INVESTORS.

         Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

         o        the  timing  of  our   introduction   of  new  product  lines,
                  particularly our specialty apparel;

         o        the level of consumer acceptance of each new product line;

         o general economic and industry conditions that affect consumer spending and retailer purchasing;

         o        the availability of manufacturing capacity;

         o        the seasonality of the markets in which we participate;

         o        the timing of trade shows;

         o        the product mix of customer orders;

         o the timing of the placement or cancellation of customer orders;

         o        the weather;

         o        transportation delays;

         o        quotas and other regulatory matters; and

         o the timing of expenditures in anticipation of increased sales and actions of competitors.

         As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our common stock price could fluctuate significantly or decline.

WE  MAY  NEED   ADDITIONAL   FUNDING  TO  SUPPORT  OUR  OPERATIONS  AND  CAPITAL
EXPENDITURES, WHICH MAY NOT BE AVAILABLE TO US AND WHICH LACK OF AVAILABILITY COULD ADVERSELY AFFECT OUR BUSINESS.

         We intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and the net proceeds of the private placement completed on May 9, 2006. We believe we will have sufficient funds to finance the cost of our operations and planned expansion for the next 18 months. However, we expect that we may need additional capital to continue and expand our operations, in particular because we intend to expand our line of products, enter and compete in new markets and continue the rollout of our specialty apparel line. As part of our planned growth and expansion, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure. We also plan to invest more heavily in research and development of new products, designs or services. In addition, we may need additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties or to respond to competitive pressures.

         If our capital resources are insufficient, we will need to raise additional funds. We currently have no committed sources of additional capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy. This limitation could substantially harm our business, results of operations and financial condition.

WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE THAT WE CAN ACHIEVE OR MAINTAIN PROFITABILITY.

         We have a history of operating losses and may not achieve or sustain profitability. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH.

         Our strategy envisions growing our business. We plan to expand our technology, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

         o expand our systems effectively or efficiently or in a timely manner;

         o        allocate our human resources optimally;

         o        meet our capital needs;

         o        identify  and  hire  qualified   employees  or  retain  valued
                  employees; or

         o incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

          Our   inability  or  failure  to  manage  our  growth  and   expansion
effectively could harm our business and materially and adversely affect our operating results and financial condition.

SUBSTANTIALLY ALL OF OUR REVENUES HAVE BEEN DERIVED FROM A RELATIVELY LIMITED PRODUCT LINE CONSISTING OF WORK GLOVES, AND OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR PRODUCT LINE AND ACHIEVE BROADER MARKET ACCEPTANCE OF OUR COMPANY AND OUR PRODUCTS.

         To date, our products have consisted mainly of high-performance specialty gloves, targeted primarily to the construction, general and industrial markets. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance in our existing market segments as well as in new segments. In particular, our success, growth and expansion depend largely on new and increasing sales of our recently launched specialty work apparel. We have little or virtually no experience in this line of business, which creates substantial uncertainty regarding our ability to succeed in this sector. We will be required to develop and execute a strategy for effectively marketing and distributing our specialty work apparel. We may be required to enter into new arrangements and relationships with vendors, suppliers and others. We also may be required to undertake new types of risks or obligations that we may be unable to manage. There can be no assurance that consumers will purchase our products or that retail outlets will stock our products. Though we plan to spend significant amounts on promotion, marketing and advertising to increase product awareness, we cannot guarantee that these expenses will generate the desired product awareness or commensurate increase in sales of our products. If we are unable to effectively market and distribute our specialty work apparel or expand into new market segments, we will be unable to grow and expand our business or implement our business strategy as described in this report. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

WE  MAY  BE  UNABLE  TO  COMPETE   SUCCESSFULLY   AGAINST  EXISTING  AND  FUTURE
COMPETITORS, WHICH COULD DECREASE OUR REVENUE AND MARGINS AND HARM OUR BUSINESS.

         The performance glove and specialty work apparel segments of the apparel industry are highly competitive. Our future growth and financial success depend on our ability to further penetrate and expand our existing distribution channels and to increase the size of our average annual net sales per account in these channels, as well as our ability to penetrate and expand other distribution channels. For example, we encounter competition in our existing workwear distribution channel from Gorgonz, among others. Unknown or unforeseen new entrants into our distribution channels, particularly low-cost overseas producers, will further increase the level of competition in these channels. There can be no assurance that we will be able to maintain our growth rate or increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter the market segments in which we compete. In addition, there can be no assurance that we will be able to enter and achieve significant growth in other distribution channels.

FAILURE TO EXPAND INTO NEW DISTRIBUTION CHANNELS AND NEW INTERNATIONAL MARKETS COULD MATERIALLY AND ADVERSELY IMPACT OUR GROWTH PLAN AND PROFITABILITY.

         Our sales growth depends in part on our ability to expand from the specialty retail channels that we have focused on for the past seven years into new distribution channels, particularly high-volume big box hardware chains.
Failure to expand into these mass-market channels could severely limit our growth.

         Our business plan also depends in part on our ability to expand into international markets. We have begun the distribution of our products in Japan and Australia, and we are in the process of establishing distribution networks in Canada and the United Kingdom. Failure to expand international sales through these and other markets could limit our growth capability and leave us vulnerable solely to United States market conditions.

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS REDUCES OUR ABILITY TO CONTROL THE MANUFACTURING PROCESS, WHICH COULD HARM OUR SALES, REPUTATION AND OVERALL PROFITABILITY.

         We depend on independent contract manufacturers to maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortages, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

         We do not have long-term contracts with any of our independent contractors and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent we are not able to secure or maintain relationships with independent contractors that are able to fulfill its requirements, our business would be harmed.

         We have initiated standards for our suppliers, and monitor our independent contractors' compliance with applicable labor laws, but we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of our contractors could result in us being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations.

TRADE MATTERS MAY DISRUPT OUR SUPPLY CHAIN, WHICH COULD RESULT IN INCREASED EXPENSES AND DECREASED SALES.

         We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition and results of operations. Although the quota system established by the Agreement on Textiles and Clothing was completely phased out for World Trade Organization countries effective January 1, 2005, there can be no assurances that restrictions will not be reestablished for certain categories in specific countries. We are unable to determine the impact of the changes to the quota system on our sourcing operations, particularly in China. Our sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

OUR INTERNATIONAL OPERATIONS AND THE OPERATIONS OF OUR MANUFACTURERS AND SUPPLIERS IN CHINA ARE SUBJECT TO ADDITIONAL RISKS THAT ARE BEYOND OUR CONTROL AND THAT COULD HARM OUR BUSINESS.

         All of our glove products are manufactured by two manufacturers operating in China and Indonesia. Our specialty apparel products are currently manufactured in the United States and Mexico. We may in the future use offshore manufacturers for all or some of these products. In addition, approximately 5% of our fiscal 2005 net revenues were generated through international sales and we plan to increase our sales to international markets in the future. As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

         o political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

         o        difficulties  in  managing   foreign   operations,   including
                  difficulties   associated   with   inventory   management  and
                  collection on foreign accounts receivable;

         o        dependence on foreign distributors and distribution networks;

         o currency exchange fluctuations and the ability of our Chinese manufacturers to change the prices they charge us based on fluctuations in the value of the US dollar relative to that of the Chinese Yuan;

         o the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards as well as restrictions on the transfer of funds;

         o        disruptions or delays in shipments;

         o changes in local economic and non-economic conditions and standards in which our manufacturers, suppliers or customers are located; and

         o        reduced   protection  for  intellectual   property  rights  in
                  jurisdictions outside the United States.

         These and other factors beyond our control could interrupt our manufacturers' production in offshore facilities, influence the ability of our manufacturers to export our products cost-effectively or at all, inhibit our and our unaffiliated manufacturer's ability to produce certain materials and influence our ability to sell our products in international markets, any of which could have an adverse effect on our business, financial conditions and operations.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

         We rely in part on patent, trade secret, trade dress and trademark law to protect our rights to certain aspects of our products, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks, all of which we believe are important to the success of our products and our competitive position. There can be no assurance that any of our pending patent or trademark applications will result in the issuance of a registered patent or trademark, or that any patent or trademark granted will be effective in thwarting competition or be held valid if subsequently challenged. In addition, there can be no assurance that the actions taken by us to protect our proprietary rights will be adequate to prevent imitation of our products, that our proprietary information will not become known to competitors, that we can meaningfully protect our rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on our intellectual property rights. We could be required to devote substantial resources to enforce our patent and protect our intellectual property, which could divert our resources and result in increased expenses. In addition, an adverse determination in litigation could subject us to the loss of our rights to a particular patent or other intellectual property, could require us to grant licenses to third parties, could prevent us from manufacturing, selling or using certain aspects of our products or could subject us to substantial liability, any of which could harm our business.

WE MAY BECOME SUBJECT TO LITIGATION FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         Others may initiate claims against us for infringing on their intellectual property rights. We may be subject to costly litigation relating to such infringement claims and we may be required to pay compensatory and punitive damages or license fees if we settle or are found culpable in such litigation, we may be required to pay damages, including punitive damages. In addition, we may be precluded from offering products that rely on intellectual property that is found to have been infringed by us. We also may be required to cease offering the affected products while a determination as to infringement is considered. These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business and cause our stock price to decline.

WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED, EXPERIENCED, HIGHLY SKILLED PERSONNEL, WHICH COULD ADVERSELY AFFECT THE IMPLEMENTATION OF OUR BUSINESS PLAN.

         Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Eduard Jaeger and the other members of our senior management team. We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate his employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

OUR SENIOR MANAGEMENT'S LIMITED RECENT EXPERIENCE MANAGING A PUBLICLY TRADED COMPANY MAY DIVERT MANAGEMENT'S ATTENTION FROM OPERATIONS AND HARM OUR BUSINESS.

         Our management team has relatively limited recent experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

RISKS RELATING TO OUR INDUSTRY

IF WE ARE UNABLE TO RESPOND TO THE ADOPTION OF TECHNOLOGICAL INNOVATION IN OUR INDUSTRY AND CHANGES IN CONSUMER DEMAND, OUR PRODUCTS WILL CEASE TO BE COMPETITIVE, WHICH COULD RESULT IN A DECREASE IN REVENUE AND HARM OUR BUSINESS.

         Our future success will depend, in part, on our ability to keep up with changes in consumer tastes and our continued ability to differentiate our products through implementation of new technologies, such as new materials and fabrics. We may not, however, be able to successfully do so, and our competitors may be able to produce designs that are more appealing, implement new technologies or innovations in their design, or manufacture their products at a much lower cost. These types of developments could render our products less competitive and possibly eliminate any differentiating advantage in design and materials that we might hold at the present time.

WE ARE SUSCEPTIBLE TO GENERAL ECONOMIC CONDITIONS, AND A DOWNTURN IN OUR INDUSTRIES OR A REDUCTION IN SPENDING BY CONSUMERS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         The apparel industry in general has historically been characterized by a high degree of volatility and subject to substantial cyclical variations. Our operating results will be subject to fluctuations based on general economic conditions, in particular conditions that impact consumer spending and construction and industrial activity. A downturn in the construction, industrial or housing sectors could be expected to directly and negatively impact sales of protective gear to workers in these sectors, which could cause a decrease in revenue and harm our sales.

         Difficult economic conditions could also increase the risk of extending credit to our retailers. In the event we enter into a factoring relationship, a customer's financial problems would limit the amount of customer receivables that we could assign to such factor on the receivables, and could cause us to assume more credit risk relating to those assigned receivables or to curtail business with that customer.

GOVERNMENT REGULATION AND SUPERVISION

         Any negative changes to international treaties and regulations such as the North American Free Trade Agreement (or NAFTA) and to the effects of international trade agreements and embargoes imposed by such entities such as the World Trade Organization which could result in a rise in trade quotas, duties, taxes and similar impositions or which could limit the countries from whom we can purchase our fabric or other component materials, or which could limit the countries where we might market and sell our products, could have an adverse effect on our business.

         Any changes in regulation by the Federal Trade Commission (or FTC) with respect to labeling and advertising of our products could have an adverse affect on our business. The FTC requires apparel companies to provide a label clearly stating the country of origin of manufacture and the company's apparel registration number and a second label stating washing instructions for the product. A change in these requirements could add additional cost to the production of our products, though we do not believe that this additional cost would be material, especially in relation to the cost of producing our products.

RISKS RELATING TO OUR COMMON STOCK

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK AND A MARKET FOR OUR STOCK MAY NEVER DEVELOP OR SUSTAINED, WHICH WILL ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK AND COULD CAUSE OUR MARKET PRICE TO DECLINE.

         Although prices for our shares of common stock are quoted on NASDAQ's Over-the-Counter Bulletin Board (under the symbol ICPW.OB), there is no established public trading market for our common stock, and no assurance can be given that a public trading market will develop or, if developed, that it will be sustained.

         Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on the Over-the-Counter Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

IF AND WHEN A TRADING MARKET FOR OUR COMMON STOCK DEVELOPS, THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE OFFERING PRICE.

         The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

         o        quarterly variations in our revenues and operating expenses;

         o developments in the financial markets, apparel industry and the worldwide or regional economies;

         o announcements of innovations or new products or services by us or our competitors;

         o announcements by the government that affect international trade treaties;

         o fluctuations in interest rates and / or the asset backed securities market;

         o significant sales of our common stock or other securities in the open market;

         o        variations in interest rates; and

         o        changes in accounting principles.

         In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company's securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

         Upon the effectiveness of a registration statement we filed in June 2006, up to 27,117,720 shares of common stock will become eligible for sale. The sale of these shares could depress the market price of our common stock. Sales of a significant number of shares of our common stock in the open market could harm the market price of our common stock. A reduced market price for our shares could make it more difficult to raise funds through future offering of common stock.

         Moreover, as additional shares of our common stock become available for resale in the open market (including shares issued upon the exercise of our outstanding warrants), the supply of our publicly traded shares will increase, which could decrease its price. Gemini Partners, Inc., or Gemini, and other stockholders that funded the purchase and cancellation of shares from our former stockholders have demand registration rights with respect to the resale of 3,489,444 shares they received in connection with the purchase and cancellation transaction completed immediately before the closing of the merger with Ironclad California. Brean Murray, Carret & Co., or Brean Murray, the placement agent in the private placement completed on May 9, 2006, also has demand rights with respect to the resale of its shares of common stock and common stock underlying warrants. The resale of these shares may be registered subsequently pursuant to these demand registration rights.

         In addition, 8,536,953 of the 27,117,720 shares referenced above are subject to restrictions on transfer set forth in lock-up agreements with holders of these shares. These include 6,497,509 shares of common stock and common stock underlying warrants that were issued in connection with the merger with Ironclad California to former holders of preferred stock of Ironclad California and warrants to purchase preferred stock of Ironclad California, and 2,039,444 shares acquired in connection with the purchase and cancellation transaction completed immediately before our merger with Ironclad California. Under our lock-up agreements with holders of 6,497,509 shares issued in exchange for preferred stock and warrants to purchase preferred stock of Ironclad California, the shares will only be released from restriction on the first anniversary of the effective date of our merger with Ironclad California. Our lock-up agreements with holders of 2,039,444 shares of our common stock acquired in connection with the purchase and cancellation transaction restrict the resale of these shares until the first anniversary of the effective date of the merger, but provide for the termination of restrictions with respect to a limited number of shares at various times before the one-year anniversary date. We, with the consent of the placement agents in the private placement financing completed concurrently with the merger, may also elect to waive the lock-up agreement restrictions as to certain shares. The release of shares from lock-up agreements may have a negative impact on our stock price if such released shares are sold by their holders.

         Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a person who has held restricted shares for a period of one year may, upon filing with the Securities and Exchange Commission (or SEC) a notification on Form 144, sell into the market shares up to an amount equal to 1% of the outstanding shares. The resale of the 3,489,444 shares held by Gemini and the stockholders who acquired shares in connection with the purchase and cancellation transaction completed immediately before the merger with Ironclad California may be registered as discussed above, but these shares also may currently be eligible for sale under Rule 144. The resale of these shares under Rule 144 may cause our stock price to decline.
THE SALE OF SECURITIES BY US IN ANY EQUITY OR DEBT FINANCING COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND HAVE A MATERIAL ADVERSE EFFECT ON OUR EARNINGS.

         Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

THE TRADING OF OUR COMMON STOCK ON THE OVER-THE-COUNTER BULLETIN BOARD AND THE POTENTIAL DESIGNATION OF OUR COMMON STOCK AS A "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK.

         Our securities, as traded on the Over-the-Counter Bulletin Board, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

         In addition, the SEC has adopted a number of rules to regulate "penny stock" that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. "Penny stocks" generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities.

         Stockholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND ANY RETURN ON INVESTMENT MAY BE LIMITED TO POTENTIAL FUTURE APPRECIATION ON THE VALUE OF OUR COMMON STOCK.

         We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

OUR OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CAN EXERT SIGNIFICANT INFLUENCE OVER US AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTERESTS OF ALL STOCKHOLDERS.

         Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 22% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

ANTI-TAKEOVER PROVISIONS MAY LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our Articles of Incorporation, as amended, our by-laws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2006, the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

         There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

POTENTIAL CLAIM

On May 2, 2006, an existing shareholder of the Company identified the purported existence of two warrants to purchase approximately 517,746 shares and 467,410 shares of the common stock of the Company at exercise prices equal to approximately $0.116 and $0.139, respectively, allegedly issued in June 2002 to an entity owned by the shareholder.

The shareholder has not raised a legal claim, but has contacted the Company to dispute the existence of the warrants. While the Company continues to investigate the matter, the Company's records indicate that the transaction pursuant to which the warrants were intended to be issued was never consummated, and as such, the warrants were never issued. In the event that the shareholder determines to present the warrants for exercise, the Company intends to reject any such action and expects to defend any purported claim vigorously.

If a legal claim is raised by the shareholder, and to the extent the shareholder is successful in the claim, the Company agreed to cause the issuance of additional shares of the Registrant's common stock to each of the investors in the Private Placement financing, and to each of the holders of the Registrant's shares issued and outstanding immediately prior to the Merger, on a pro rata basis, in such a manner and in such amounts as would be necessary to adjust their respective ownership of the Registrant's common stock as of the closing of the Private Placement financing and Merger for any dilution caused by the issuance of the warrants or any shares thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In connection with the Merger, on May 2, 2006, Ironclad California held a shareholder meeting to approve (a) the Merger with the Company (formerly Europa Trade Agency Ltd.) pursuant to the terms of An Agreement and Plan of Merger, including the private placement contemplated thereby, and (b) termination of the Ironclad California Securityholders Agreement dated March 31, 2000, as amended on August 30, 2002, and in March 2004 effective as of the closing of the Merger, and the appointment of Thomas Kreig, Corporate Secretary, as Attorney in Fact, to execute an agreement or document on behalf of the shareholders pursuant to which such Securityholders Agreement would be terminated.

Holders of 17,776,187 shares of Ironclad California's common stock, 13,605,415 shares of its Series A Preferred Stock, 476,376 shares of its Series B Preferred Stock approved the matters discussed above.

ITEM 6.  EXHIBITS

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

EXHIBIT
NUMBER                               DESCRIPTION
-------  -----------------------------------------------------------------------
2.1      Agreement  and  Plan  of  Merger  between  Ironclad   Performance  Wear
         Corporation and Europa Trade Agency Ltd., dated April 20, 2006 (1)

4.1      Form of Warrant issued to Investors in Private Placement (2)

10.1 Separation Agreement between Eduard Jaeger and Ironclad Performance Wear Corporation, a California corporation*

10.5 Business Loan Agreement (Asset Based) in the principal amount of $1,000,000, by and between Ironclad Berformance Wear Corporation, a California corporation, and Alliance Bank, dated March 31, 2005 (2)

10.6 Form of Subscription Agreement between the Registrant and certain investors, dated May 10, 2006 (2)

10.8 Form of Registration Rights Agreement between the Registrant and certain shareholders, dated May 9, 2006 (2)

10.9     Form  of  Lock-Up   Agreement   between  the   Registrant  and  certain
         shareholders, dated May 9, 2006 (2)

10.10 Form of Lock-Up Agreement between the Registrant and certain former shareholders of Ironclad Performance Wear Corporation, a California corporation, dated May 9, 2006 (2)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to our Quarterly Report on Form 10-QSB filed May 12, 2006.
(2) Incorporated by reference to our Current Report on Form 8-K filed May 12, 2006.
*        Indicates a management contract or compensatory plan.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 14, 2006                  By:  /S/ THOMAS E. WALSH
                                            --------------------------------
                                            Thomas E. Walsh
                                            Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION
-------  -----------------------------------------------------------------------

2.1      Agreement  and  Plan  of  Merger  between  Ironclad   Performance  Wear
         Corporation and Europa Trade Agency Ltd., dated April 20, 2006 (1)

4.1      Form of Warrant issued to Investors in Private Placement (2)

10.1 Separation Agreement between Eduard Jaeger and Ironclad Performance Wear Corporation, a California corporation*

10.5 Business Loan Agreement (Asset Based) in the principal amount of $1,000,000, by and between Ironclad Berformance Wear Corporation, a California corporation, and Alliance Bank, dated March 31, 2005 (2)

10.6 Form of Subscription Agreement between the Registrant and certain investors, dated May 10, 2006 (2)

10.8 Form of Registration Rights Agreement between the Registrant and certain shareholders, dated May 9, 2006 (2)

10.9     Form  of  Lock-Up   Agreement   between  the   Registrant  and  certain
         shareholders, dated May 9, 2006 (2)

10.10 Form of Lock-Up Agreement between the Registrant and certain former shareholders of Ironclad Performance Wear Corporation, a California corporation, dated May 9, 2006 (2)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to our Quarterly Report on Form 10-QSB filed May 12, 2006.
(2) Incorporated by reference to our Current Report on Form 8-K filed May 12, 2006.
*        Indicates a management contract or compensatory plan.