Form 10QSB
period 2006-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2006-11-14
CIK 1301712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

         As of November 9, 2006, 29,977,764 shares of the registrant's common stock were outstanding.

         Transitional  Small Business  Disclosure Format (Check One):

                             Yes [_]     No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I        Financial Information

Item 1.       Financial Statements

              a.  Consolidated Balance Sheet as of September 30, 2006          1

              b.  Consolidated Statements of Operations for the three
                  months and the nine months ended September 30, 2006
                  and September 30, 2005                                       2

              c.  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2006 and September 30, 2005       3

              d.  Notes to Consolidated Financial Statements                4-15


Item 2.       Management's Discussion and Analysis or Plan of Operation    16-36

Item 3.       Controls and Procedures                                         37


PART II       Other Information

Item 1.       Legal Proceedings                                               38

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds     38

Item 6.       Exhibits                                                        39

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS

                      IRONCLAD PERFORMANCE WEAR CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30,
                                                                        2006
ASSETS                                                             -------------
CURRENT ASSETS
   Cash and cash equivalents .................................     $  2,176,852
   Accounts receivable net of allowance for doubtful
      accounts of $22,000 ....................................        1,725,771
   Inventory .................................................        2,940,234
   Prepaid and other .........................................          180,097
     TOTAL CURRENT ASSETS ....................................        7,022,954

PROPERTY, PLANT AND EQUIPMENT
   Computer equipment and software ...........................          203,085
   Vehicles ..................................................           46,280
   Office equipment and furniture ............................          120,132
      Leasehold improvements .................................           27,399
    Less:  accumulated depreciation ..........................         (243,433)
   TOTAL PROPERTY, PLANT AND EQUIPMENT, NET ..................          153,463

   Trademarks, net of $4,760 of accumulated amortization .....           77,134
   Deposits ..................................................           22,354
   TOTAL ASSETS ..............................................     $  7,275,905

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable ..........................................     $    755,473
     Accrued expenses ........................................        1,125,010
     Line of credit ..........................................          821,205
      Current portion of capital lease .......................            3,239
     TOTAL CURRENT LIABILITIES ...............................        2,704,927

   Long term portion of capital lease obligations ............            2,562
     Fair value of warrant liability .........................        7,905,684
     TOTAL LIABILITIES .......................................       10,613,173

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value; 172,744,750 million
     shares authorized; 29,977,764 shares issued and
     outstanding .............................................           29,978
   Additional paid-in capital ................................        4,112,994
     Accumulated deficit .....................................       (7,480,240)
     TOTAL STOCKHOLDERS' DEFICIT .............................       (3,337,268)
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .............     $  7,275,905

                      IRONCLAD PERFORMANCE WEAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                  ENDED           ENDED           ENDED           ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  2006            2005            2006            2005
                                              ------------    ------------    ------------    ------------
REVENUES
  Net sales ...............................   $  2,373,508    $  1,611,017    $  5,702,642    $  4,653,352
                                              ------------    ------------    ------------    ------------

COST OF SALES
  Cost of sales ...........................      1,565,689         923,553       3,606,422       2,464,575
                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES
  General and administrative ..............        826,335         299,246       1,989,993         916,317
  Sales and marketing .....................        661,683         423,572       1,766,112       1,351,171
  Research and development ................        114,661          57,358         219,443         159,857
  Operations ..............................        134,537          94,859         360,548         232,475
  Depreciation and amortization ...........         11,406          14,644          26,776          43,001
                                              ------------    ------------    ------------    ------------

   TOTAL OPERATING EXPENSES ...............      1,748,622         889,679       4,362,872       2,702,821
                                              ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ......................       (940,803)       (202,215)     (2,266,652)       (514,044)
                                              ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

  Interest expense ........................         (1,978)        (11,042)        (75,413)        (48,904)
  Interest expense from warrants issued
    as financing cost .....................           --              --          (256,188)           --
  Interest income .........................         26,314            --            42,327            --
  Change in fair value of warrant liability        392,002            --        (2,061,016)           --
   Loss on disposition of equipment .......           --            (3,288)           --            (3,288)
  Other income (expense), net .............            216         (29,049)          2,397          (2,243)
                                              ------------    ------------    ------------    ------------
   TOTAL OTHER INCOME (EXPENSE) ...........        416,554         (43,379)     (2,347,893)        (54,435)
                                              ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES        (524,249)       (245,594)     (4,614,545)       (568,479)

PROVISION FOR INCOME TAXES ................           --              --               800             (24)
                                              ------------    ------------    ------------    ------------

NET LOSS ..................................   $   (524,249)   $   (245,594)   $ (4,615,345)   $   (568,455)
                                              ------------    ------------    ------------    ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE   $      (0.02)   $      (0.02)   $      (0.20)   $      (0.04)
                                              ------------    ------------    ------------    ------------
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING .................     29,717,211      15,510,687      23,256,831      15,470,853
                                              ------------    ------------    ------------    ------------


                  See Notes to Condensed Financial Statements.

                      IRONCLAD PERFPRMANCE WEAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     NINE MONTHS    NINE MONTHS
                                                        ENDED          ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2006           2005
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .......................................  $(4,615,345)   $  (568,455)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
     Allowance for bad debts .....................        1,000           --
     Depreciation ................................       24,788         42,040
     Amortization ................................        1,989            961
     Warrants issued as financing cost ...........      256,188           --
     Loss on disposition of equipment ............         --            3,288
     Change in fair value of warrant liability ...    2,061,016           --
     Non-cash compensation:
       Common stock issued for services ..........       51,779         43,750
       Stock option expense ......................      431,860           --
     Changes in operating assets and liabilities:
       Receivables ...............................     (316,647)       (82,993)
       Inventory .................................   (1,956,196)       275,865
       Deposits on inventory .....................      300,277          9,828
       Prepaid and other .........................      (31,908)       (31,280)
       Loan costs ................................       15,798           --
       Bank overdraft ............................         --           35,364
       Accounts payable and accrued liabilities ..       (1,041)       523,418
                                                    -----------    -----------
         Net cash flows provided by (used in)
            operating activities .................   (3,776,442)       251,786

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment purchased ........     (118,909)        (8,218)
  Investment in trademarks .......................      (25,512)       (10,996)
                                                    -----------    -----------
     Net cash flows used in investing activities .     (144,421)       (19,214)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock .........    7,828,691         50,000
   Offering costs ................................   (1,284,453)          --
   Proceeds from exercise of warrants ............       66,338          2,001
  Payments on  note payable ......................     (500,000)      (398,202)
   Payments on bank loans ........................     (861,612)      (248,309)
   Proceeds from bank loans ......................      821,205           --
   Payments on capital leases ....................       (2,027)          (764)
                                                    -----------    -----------
     Net cash flows provided by (used in)
        financing activities .....................    6,068,142       (595,274)

NET INCREASE (DECREASE) IN CASH ..................    2,147,279       (362,702)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ....       29,573        362,702
CASH AND CASH EQUIVALENTS END OF PERIOD ..........  $ 2,176,852    $      --

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash ..........................  $    75,413    $    48,904
   Income taxes ..................................          800            (24)

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

         The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and apparel designed to significantly improve the wearer's ability to safely and efficiently perform general to highly specific job functions. Its customers are primarily specialty retailers, "Big Box" home centers and hardware/industrial distributors. The Company has received one patent and has four patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 35 registered US trademarks, 10 registered international trademarks and 23 in-use US trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

2.       REVERSE MERGER AND FINANCING

COMPLETION OF MERGER

         On April 20, 2006, Ironclad Performance Wear Corporation (formerly Europa Trade Agency Ltd.), a Nevada corporation (the "Company"), along with Ironclad Merger Corporation., a Nevada corporation and the Company's wholly owned subsidiary ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Ironclad Performance Wear Corporation, a privately held California corporation ("Ironclad California"), pursuant to which Ironclad California would be acquired by the Company in a merger transaction wherein Merger Sub would merge with and into Ironclad California, with Ironclad California being the surviving corporation (the "Merger"). On May 9, 2006, the Merger closed and Ironclad California became a wholly-owned subsidiary of the Company. At the closing, the Company changed its name to Ironclad Performance Wear Corporation.

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

RESERVE FOR WARRANTY RETURNS

Reserve Balance 12/31/05 ........................................      $ 38,000
Payments Recorded During the Period .............................       (28,149)
                                                                       --------
                                                                          9,851
Adjustment to Reserve for Pre-existing Liabilities ..............         3,500
Accrual for New Liabilities During the Reporting Period .........        28,149
                                                                       --------

Reserve Balance 3/31/06 .........................................        41,500
Payments Recorded During the Period .............................       (12,190)
                                                                       --------
                                                                         29,310
Adjustment to Reserve for Pre-existing Liabilities ..............         4,500
Accrual for New Liabilities During the Reporting Period .........        12,190
                                                                       --------

Reserve Balance 6/30/06 .........................................        46,000
Payments Recorded During the Period .............................       (22,691)

Adjustment to Reserve for Pre-existing Liabilities ..............        25,000
Accrual for New Liabilities During the Reporting Period .........        22,691
                                                                       --------

Reserve Balance 9/30/06 .........................................      $ 71,000
                                                                       ========

CUSTOMER CONCENTRATIONS

         One customer accounted for approximately 25% of net sales for the three months ended September 30, 2006 and the same customer accounted for approximately 15% of net sales for the nine months ended September 30, 2006. Two customers accounted for approximately 27% of net sales for the three months ended September 30, 2005 and the no customer accounted for more than 10% of net sales for the nine months ended September 30, 2005.

SUPPLIER CONCENTRATIONS

         One supplier, which is located overseas, accounted for approximately 72% of total purchases during the three months ended September 30, 2006 and 74% of total purchases during the nine months ended September 30, 2006. The same supplier accounted for 82% of total purchases during the three months ended September 30, 2005 and 82% during the nine months ended September 30, 2005.


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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:



                                              Three and Nine Months
                                               Ended September 30,
                                             -----------------------
                                                2006          2005
                                             ----------    ---------
            Options outstanding under the
               Company's stock option plan    5,093,134    2,584,000
            Common Stock Warrants ........   10,454,510      749,079


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

         The significant components of the provision for income taxes for the nine months ended September 30, 2006 and 2005 were $800 and $(24), respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on our financial statements.

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

         In July 2006, the FASB released FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management will evaluate the effect of this statement, if any, on its financial statements.

         In October 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement amends Statement 87, FASB STATEMENT NO. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", Statement 106, and FASB STATEMENT NO. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", and other related accounting literature. Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. This statement is not applicable to us.

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

4.       INVENTORY

         At September 30, 2006 the Company had two classes of inventory - raw materials and finished goods.

                                                            September 30,
                                                                2006
                                                             ----------

         Raw Materials ...........................           $  309,291
         Finished Goods ..........................            2,630,943
                                                             ----------
         Total ...................................           $2,940,234
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

FACTORING AGREEMENT

         On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc. whereby it assigned certain of its accounts receivables with full recourse. This factoring facility allows the Company to borrow 85% against eligible accounts receivable, up to $3,000,000. All of the Company's assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as Wells Fargo Century, Inc. shall select in its discretion) as its "prime" or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months.

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

         On September 5, 2006 the Company issued 357,772 shares of common stock upon the exercise of two warrants at an exercise price of $0.185.

         On completion of the Merger on May 9, 2006, and at September 30, 2006, there were outstanding 29,619,992 shares and 29,977,764 shares, respectively, of Common Stock of the Registrant.

WARRANT ACTIVITY

         A summary of warrant activity is as follows:

                                                                      Weighted
                                                                      Average
                                                       Number of      Exercise
                                                        Shares          Price
                                                      -----------    -----------
Warrants outstanding at December 31, 2005 .........       749,079    $      0.23
Warrants expired ..................................        (4,448)   $      0.67
                                                      -----------    -----------
Warrants outstanding at March 31, 2006 ............       744,631    $      0.23
Warrants issued ...................................    10,072,840    $      0.93
Warrants expired ..................................        (5,190)   $      0.67
                                                      -----------    -----------
Warrants outstanding at June 30, 2006 .............    10,812,281    $      0.89
                                                      -----------    -----------
Warrants exercised ................................      (357,772)   $      0.19
                                                      -----------    -----------
Warrants outstanding at September 30, 2006 ........    10,454,509    $      0.91


STOCK BASED COMPENSATION

         Effective with the Company's current fiscal year that began on January 1, 2006, the Company has adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENTS" using the modified prospective application transition method.

         For fiscal years prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. The Company had adopted the disclosure provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPANSATION," as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE," an amendment of FASB Statement No. 123. The following table illustrates the effect on net income
(loss) and income (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2005:

                                                    Nine Months    Three Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                       2005            2005
                                                   ------------    ------------
Net loss as reported ...........................   $   (568,455)   $   (245,594)
Less:  Total stock-based employee
     compensation expense determined
     under Black-Scholes option pricing
     model, net of tax effects .................         88,641          49,079
                                                   ------------    ------------
PRO FORMA NET LOSS .............................   $   (657,096)   $   (297,673)
                                                   ============    ============

Net loss per share - as reported
     Basic and diluted .........................   $      (0.04)   $      (0.02)
                                                   ============    ============
Net loss per share - pro forma
     Basic and diluted .........................   $      (0.04)   $      (0.02)
                                                   ============    ============

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

         For stock options issued during the nine month periods ended September 30, 2005 and 2006, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

                                    SEPTEMBER 30, 2005        SEPTEMBER 30, 2006
                                    ------------------        ------------------
Risk free interest rate ........           4.2%                 4.97% - 5.25%
Dividends ......................             -                        -
Volatility factor ..............        146% - 177%              170% - 185%
Expected life ..................          4 years                  4 years

A summary of stock option activity is as follows:

                                                               WEIGHTED AVERAGE
                                         NUMBER OF SHARES       EXERCISE PRICE
                                         ----------------      ----------------
Outstanding, December 31, 2005 .......      2,584,000                $0.35
Outstanding, March 31, 2006 ..........      2,584,000                $0.35
Granted ..............................      2,511,134                $0.88
Exercised ............................          -                      -
Cancelled/Expired ....................          -                      -
Outstanding June 30, 2006 ............      5,095,134                $0.64
Cancelled/Expired ....................          2,000                $1.05
Outstanding at September 30, 2006 ....      5,093,134                $0.64
Exercisable at September 30, 2006 ....      2,241,914                $0.40



The following tables summarize information about stock options outstanding at September 30, 2006:

                                                   WEIGHTED AVERAGE
                                                      REMAINING
                                                     CONTRACTUAL         WEIGHTED AVERAGE        INTRINSIC VALUE
RANGE OF EXERCISE PRICE    NUMBER OUTSTANDING        LIFE (YEARS)         EXERCISE PRICE        OUTSTANDING SHARES
-----------------------    -----------------        ------------          --------------        ------------------
     $0.19 - $0.35             2,584,000                7.31                   $0.35                1,720,650
     $0.75 - $1.05             2,511,134                9.63                   $0.95                 132,584

The following tables summarize information about stock options exercisable at September 30, 2006:

                                                   WEIGHTED AVERAGE
                                                      REMAINING
                                                     CONTRACTUAL         WEIGHTED AVERAGE        INTRINSIC VALUE
RANGE OF EXERCISE PRICE    NUMBER EXERCISABLE        LIFE (YEARS)         EXERCISE PRICE        OUTSTANDING SHARES
-----------------------    -----------------        ------------          --------------        ------------------
     $0.19 - $0.35             1,915,979                7.03                   $0.34                1,347,824
     $0.75 - $1.05              143,651                 9.64                   $1.05                    --

         The Company recorded $27,408, $218,404 and $186,047 of compensation expense for employee stock options during the three months ending March 31, 2006, the three months ending June 30, 2006 and the three months ending
September 30, 2006, respectively. These compensation expense charges were recorded in the following operating expense categories, general and administrative - $356,149; sales and marketing - $55,759; research and development - $9,829; and operations - $10,122. There was a total of $198,982, $2,184,169 and $1,998,822 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2006, June 30, 2006 and September 30, 2006, respectively. This cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of shares vested during the nine month period ended September 30, 2006 was $288,172.

7.       LEGAL PROCEEDINGS

CLAIM

          On September 12, 2006,  American Sports Group, Inc.  ("ASG"),  filed a lawsuit against the Company, including Ironclad California, and certain individuals, in the Superior Court of the State of California for the County of Los Angeles. ASG alleges that in 2002, Ironclad California agreed to issue, and did, in fact, issue to ASG a warrant to purchase 1,200,000 shares of Ironclad California common stock at $0.05 per share and a warrant to purchase 1,083,333 shares of Ironclad California common stock at $0.06 per share. ASG is seeking declaratory relief in the form of a determination as to validity of the warrants and its rights to exchange such warrants for warrants to purchase shares of the Company's common stock pursuant to the terms of the Merger Agreement with Ironclad California. In the alternative, ASG is seeking specific performance of the alleged agreement to issue the warrants, and the issuance of warrants to purchase 517,746 shares of the Company's common stock at $0.1157 per share, and 476,410 shares of common stock at a price of $0.1388 per share, which represent the number of warrants and exercise prices for which these warrants would have been exchanged pursuant to the Merger Agreement.

          According to the Company's records, the transactions pursuant to which the warrants were intended to be issued were never consummated, and the warrants were never issued. Any purported warrants that plaintiff possesses were issued without authorization, and therefore, are invalid and unenforceable. The Company believes ASG's claims are without merit and the Company intends to vigorously defend against these claims.

          To the extent ASG is successful in its claim, the Company agreed to cause the issuance of additional shares of the Registrant's common stock to each of the investors in the private placement financing that occurred on May 9, 2006, and to each of the holders of the Registrant's shares issued and outstanding immediately prior to the Merger, on a pro rata basis, in such a manner and in such amounts as would be necessary to adjust their respective ownership of the Registrant's common stock as of the closing of the Private Placement financing and Merger for any dilution caused by the issuance of the warrants or any shares thereunder.

8.       SUBSEQUENT EVENT

REGISTRATION STATEMENT

         On October 2, 2006 the registration statement we filed in June 2006 became effective, and up to 27,117,720 shares of common stock became eligible for sale, subject to the terms of certain lock-up agreements with certain holders of such shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF THE COMPANY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005. THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE DISCUSSED IN "--RISK FACTORS."

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

         We believe that our products will have international appeal. In 2005, we began selling products in Australia through an independent distributor, which accounted for less than 5% of total sales. We plan to increase net sales internationally by expanding our distribution into European countries during the fiscal year ending December 31, 2007.

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

         Historically, we have funded our working capital needs primarily through our existing asset-based credit facility along with subordinated debt. In 2005, we completed an equity financing, the proceeds of which were used to extinguish certain subordinated debt. In 2006 we have completed two equity financing transactions. A portion of the proceeds of the second equity financing transaction was used to extinguish certain debt. On September 15, 2006 the Company entered into a factoring agreement whereby it assigned certain of its accounts receivables with full recourse. This facility allows the Company to borrow 85% against eligible accounts receivable, up to $3,000,000. This facility had an outstanding balance of $821,205 at September 30, 2006.

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

     INVENTORY OBSOLESCENCE ALLOWANCE

         We review the inventory level of all products quarterly. For all items that have been in the market for one year or greater, we consider inventory levels of greater than one year's sales to be excess. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 we increased our inventory reserve by $-0-, $10,000 and $23,500, respectively, to a current balance of $65,500 and recorded a corresponding increase in cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products.
Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve. During the three months ended March 31, 2006, June 30, 2006 and September 30, 2006, we sold inventories previously reserved for and accordingly reduced the reserve by approximately $150, $50 and $-0- and recorded corresponding gains for these sales. During the same three month periods we adjusted our estimates for slow moving inventory, based on recent sales volumes, downward by $8,300, $3,500 and $4,300, respectively. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

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

     RESERVE FOR WARRANTY RETURNS

Reserve balance 12/31/05 .........................................   $   38,000
Payments recorded during the period ..............................      (28,149)
                                                                     ----------
                                                                          9,851
Adjustment to reserve for pre-existing liabilities ...............        3,500
Accrual for new liabilities during the reporting period ..........       28,149
                                                                     ----------
Reserve balance 3/31/06 ..........................................       41,500
Payments recorded during the period ..............................      (12,190)
                                                                     ----------
                                                                         29,310
Adjustment to reserve for pre-existing liabilities ...............        4,500
Accrual for new liabilities during the reporting period ..........       12,190
                                                                     ----------
Reserve balance 6/30/06 ..........................................       46,000
Payments recorded during the period ..............................      (22,691)
                                                                     ----------
                                                                         23,309
Adjustment to reserve for pre-existing liabilities ...............       25,000
Accrual for new liabilities during the reporting period ..........       22,691
                                                                     ----------

Reserve balance 9/30/06 ..........................................   $   71,000
                                                                     ==========

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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

         NET SALES increased $762,491, or 47.3%, to $2,373,508 in the quarter ended September 30, 2006 from $1,611,017 for the corresponding period in 2005. Net sales increased $1,049,290, or 22.5%, to $5,702,642 for the nine months ended September 30, 2006 from $4,653,352 in the corresponding period in 2005. One customer accounted for approximately 25% of net sales during the quarter ended September 30, 2006 and 15% of net sales for the nine months ended September 30, 2006. These increases were primarily due to a winter display program with a major home center retailer of approximately $688,000. Two customers accounted for approximately 27% and no customers accounted for more than 10% of net sales for the quarter ended September 30, 2005 and nine months ended September 30, 2005, respectively. Included in net sales are co-op advertising expenses of approximately $72,000 and $134,000 for the three months and nine months ended September 30, 2006, respectively.

         GROSS PROFIT increased $120,355 to $807,819 for the quarter ended September 30, 2006 from $687,464 for the quarter ended September 30, 2005. Gross profit decreased $92,557 to $2,096,220 for the nine months ended September 30, 2006 from $2,188,777 for the nine months ended September 30, 2005. Gross profit as a percentage of net sales, or gross margin, decreased to 34.0% in third quarter of 2006 from 42.7% in the same quarter of 2005. Gross profit as a percentage of net sales, or gross margin, decreased to 36.8% in nine months of 2006 from 47.0% in the corresponding nine months of 2005. The decrease in gross margin was mainly attributable to a shift in product mix, aggressive sales promotion programs with new and existing customers, the introduction of apparel sales, and an increase in in-bound transportation costs, including air freight, between the comparative periods. Our product mix changed primarily because sales to home centers have increased as a proportion of our sales. Sales to home centers generally include an assortment of lower priced products than are sold to our specialty customers. This decrease in gross margin was partially offset by reduced product costs due to better pricing from our manufacturers.

         OPERATING EXPENSES increased by $858,943, or 96.5%, to $1,748,622 in the third quarter of 2006 from $889,679 in the third quarter of 2005. As a percentage of net sales, operating expenses increased to 73.7% in the third quarter of 2006 from 55.2% in the same period of 2005. Operating expenses increased $1,660,051, or 61.4%, to $4,362,872 for the first nine months of 2006 from $2,702,821 in the corresponding period of 2005. As a percentage of net sales, operating expenses increased to 76.5% for the first nine months of 2006 from 58.1% in the same period of 2005. The increased spending in the third quarter was primarily due to increased costs associated with implementing brand development initiatives, including a NASCAR sponsorship and increased print and cooperative advertising - approximately $25,000 and $83,000, respectively; professional fees of approximately $61,000; expenses associated with our status as public company costs of approximately $180,000; increased rents of $35,000; increased travel & entertainment expenses of $30,000; increased commissions of $28,000; increased trade show expenses of $20,000; Financial Accounting Standards No. 123R options expense of $186,000; and salaries, bonus accrual, temporary labor expenses of approximately $201,000. Our number of Employees increased to 24 at September 30, 2006 from 17 at September 30, 2005. Sales and marketing expenses were increased to build brand recognition and increase sales. Expenses associated with being a public company included public accounting and legal fees and investor relations expenses.

         LOSS FROM OPERATIONS increased $738,588 or 365.2%, to $940,803 in the third quarter of 2006 from $202,215 in third quarter of 2005. Loss from operations as a percentage of net sales increased to 39.6% in the third quarter of 2006 from 12.6% in the third quarter of 2005. Loss from operations increased $1,752,608 or 340.9%, to $2,266,652 for the first nine months of 2006 from $514,044 for the first nine months of 2005. Loss from operations as a percentage of net sales increased to 39.7 % for the first nine months of 2006 from 11.0% for the first nine months of 2005. The increases in the third quarter and the nine months were primarily the result of a decrease in gross profit and an increase in operating expenses, as discussed above.

         INTEREST EXPENSE decreased $9,064 to $1,978 in the third quarter of 2006 from $11,042 in the same quarter of 2005. Interest expense increased $282,697 to $331,601 for the first nine months of 2006 from $48,904 in the corresponding period of 2005. The increase was primarily due to the addition of the short term financing with Westrec Capital Partners, the amortization of the loan acquisition costs associated with this debt, and the recognition of $256,188 of imputed warrant interest charges.

         INTEREST INCOME increased $42,327 in the third quarter and nine months ended September 30, 2006. Interest income is a result of investment of funds from the private equity funding completed concurrent with the merger on May 9, 2006.

         OTHER INCOME (EXPENSE) net was $216 in the third quarter of 2006 as compared with $(29,049) in the third quarter of 2005. Other income was $2,397 for the first nine months of 2006 as compared with ($2,243) for the first nine months of 2005. Change in the fair value of warrant liability was ($392,002) in the third quarter and $2,061,016 for the first nine months of 2006 as compared to $-0- for the third quarter and first nine months of 2005. This loss represents the difference in the fair value of warrants recorded as liabilities at September 30, 2006 and their issue date on May 9, 2006. These warrants will be revalued at the end of each reporting period until the terms of the registration statement for the shares and warrants issued, that result in liability accounting, are satisfied.

         NET LOSS increased $278,655 to $524,249 in the third quarter of 2006 from $245,594 in the third quarter of 2005. Net loss increased $4,046,890 for the first nine months of 2006 from $568,455 for the corresponding period in 2005. These increased losses are a result of the combination of each of the factors discussed above plus the recognition of change in fair value of warrants recorded as liabilities during the period of $2,061,016.

SEASONALITY AND QUARTERLY RESULTS

         Our business generally shows an increase in sales during the third and fourth quarters due primarily to a consistent increase in the sale of our winter glove line during this period. We typically generate 55% - 65% of our net sales during these months. Management has yet to determine whether our apparel line will affect the seasonality of our overall business.

         Our working capital, at any particular time, reflects the seasonality of our business. We expect inventory, accounts payable and accrued expenses to be higher in the third and fourth quarters in preparation for our winter selling season.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for our fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity. On September 15, 2006 the Company entered into a new factoring agreement, whereby it assigned certain of its accounts receivable with full recourse. This facility allows the Company to borrow 85% against eligible accounts receivable, up to $3,000,000.

         OPERATING ACTIVITIES: For the nine months ended September 30, 2006, cash used in operating activities was $3,776,442 and consisted primarily of a net loss of $4,615,345, reduced by non-cash items of $2,828,620, an increase in inventory of $1,956,196, an increase in accounts receivable of $316,647 and an increase in other assets of $16,110, a decrease in deposits on inventory of $300,277, and decreases in accounts payable and accrued expenses of $1,041. For the nine months ended September 30, 2005, cash provided by operating activities was $251,786 and consisted of a net loss of $568,455, reduced by non-cash items of $90,039, an increase in accounts receivable of $82,993, a decrease in inventory of $275,865, deposits on inventory of $9,828, an increase in prepaid expenses of $31,280, and a decrease in accounts payable, accrued expenses and bank overdraft of $558,782.

         INVESTING ACTIVITIES for the nine months ended September 30, 2006 and 2005 were primarily the result of capital expenditures, mainly for computer equipment, warehouse equipment and trademark applications. Cash used in investing activities increased $144,421 for 2006 from $19,241 in 2005.

         FINANCING ACTIVITIES for the nine months ended September 30, 2006 consisted primarily of the payoff of our net borrowing under our existing asset-based credit facility, payoff of an existing note payable, proceeds from the issuance of common stock, financing provided by a capital lease, completion of our merger and associated financing on May 9, 2006, and the new factoring agreement entered into on September 15, 2006. Cash provided by financing activities increased $6,068,142 for 2006 and decreased $595,274 in 2005. The increase in cash provided by financing activities was due to proceeds from the issuance of common stock of $507,500, the completion of the merger related equity financing of $6,036,738 (net of $1,284,453 in offering costs), borrowings under the new factoring agreement of

$821,205 and proceeds from the exercise of warrants of $66,338, and was offset by payments made on our bank lines of credit of $861,612, outstanding note payable of $500,000, and payments on a capital lease of $2,027. We believe that our cash flows from operations together with the net proceeds from our offering and our new factoring agreement, will be adequate to meet our liquidity needs and capital expenditure requirements for the foreseeable future.

OFF BALANCE SHEET ARRANGEMENTS

         At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing , liquidity, market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 123R

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 Revised "Share-Based Payment," "SFAS 123R." The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We will adopt this statement for the year ended December 31, 2006. We recorded $186,047 and $431,860 of compensation expense for employee stock options during the quarter and nine months ended September 30, 2006.

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

SFAS NO. 152

         In March 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to
state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to us.

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

FIN NO. 47

         In March 2005, the FASB issued FASB Interpretation FIN No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies the meaning of the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on our financial statements.

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

FIN NO. 48

         In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

SFAS NO. 157

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management will evaluate the effect of this statement, if any, on its financial statements.

SFAS NO. 158

         In October 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement amends Statement 87, FASB STATEMENT NO. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", Statement 106, and FASB STATEMENT NO. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", and other related accounting literature. Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. This statement is not applicable to us.

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

         We intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds of the private placement completed on May 9, 2006 and the new factoring agreement entered into on September 15, 2006. We believe we will have sufficient funds to finance the cost of our operations and planned expansion for at least the next 18 months. As part of our planned growth and expansion, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure. We also plan to invest more heavily in research and development of new products, designs or services. In addition, we may need additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties or to respond to competitive pressures.

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

         Our business plan also depends in part on our ability to expand into international markets. We have begun the distribution of our products in Japan, Australia and Canada and we are in the process of establishing distribution networks in Europe. Failure to expand international sales through these and other markets could limit our growth capability and leave us vulnerable solely to United States market conditions.

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

         All of our glove products are manufactured by three manufacturers operating in China and Indonesia. Our specialty apparel products are currently manufactured in the United States, Taiwan and Mexico. We may in the future use offshore manufacturers for all or some of these products. In addition, approximately 5% of our fiscal 2005 net revenues were generated through international sales and we plan to increase our sales to international markets in the future. As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

         On October 2, 2006 the registration statement we filed in June 2006 became effective, and up to 27,117,720 shares of common stock became eligible for sale, subject to the terms of certain lock-up agreements described below. The sale of these shares could depress the market price of our common stock. Sales of a significant number of shares of our common stock in the open market could harm the market price of our common stock. A reduced market price for our shares could make it more difficult to raise funds through future offering of common stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2006, the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

         There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

CLAIM

          On September 12, 2006,  American Sports Group, Inc.  ("ASG"),  filed a lawsuit against the Company, including Ironclad California, and certain individuals, in the Superior Court of the State of California for the County of Los Angeles. ASG alleges that in 2002, Ironclad California agreed to issue, and did, in fact, issue to ASG a warrant to purchase 1,200,000 shares of Ironclad California common stock at $0.05 per share and a warrant to purchase 1,083,333 shares of Ironclad California common stock at $0.06 per share. ASG is seeking declaratory relief in the form of a determination as to validity of the warrants and its rights to exchange such warrants for warrants to purchase shares of the Company's common stock pursuant to the terms of the Merger Agreement with Ironclad California. In the alternative, ASG is seeking specific performance of the alleged agreement to issue the warrants, and the issuance of warrants to purchase 517,746 shares of the Company's common stock at $0.1157 per share, and 476,410 shares of common stock at a price of $0.1388 per share, which represent the number of warrants and exercise prices for which these warrants would have been exchanged pursuant to the Merger Agreement.

         According to the Company's records, the transactions pursuant to which the warrants were intended to be issued were never consummated, and the warrants were never issued. Any purported warrants that plaintiff possesses were issued without authorization, and therefore, are invalid and unenforceable. The Company believes ASG's claims are without merit and the Company intends to vigorously defend against these claims.

         On October 16, 2006 and November 13, 2006, Ironclad California and the Company, respectively, filed a Demurrer to, and Motion to Strike Portions of, the complaint by ASG. The court is currently scheduled to hear the motions on February 5, 2007. Additionally, on October 31, 2006, Ironclad California filed a cross-complaint against ASG and certain other defendants alleging breach of written contract, unfair business practices, aiding and abetting unfair business practices, and civil conspiracy to commit unfair business practices. The claims are based on, among other matters, violations by ASG, its owner, and certain other entities in using and disclosing confidential information and other proprietary materials of Ironclad California to acquire and operate a competing business. The cross-complaint was filed with the Superior Court of the State of California for the County of Los Angeles.

          To the extent the plaintiff is successful in its claim, the Company agreed to cause the issuance of additional shares of its common stock to each of the investors in the Private Placement financing, and to each of the holders of its shares issued and outstanding immediately prior to the Merger, on a pro rata basis, in such a manner and in such amounts as would be necessary to adjust their respective ownership of the Company's common stock as of the closing of the Private Placement financing and Merger for any dilution caused by the issuance of the warrants or any shares thereunder.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended September 30, 2006, holders of warrants to purchase 357,772 shares of our common stock exercised their warrants for total proceeds of approximately $66,338. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.  EXHIBITS

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------

3.1      Articles of Incorporation(1)

3.2 Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006 (2)

3.3 Articles of Merger effecting a name change to Ironclad Performance Wear Corporation (2)

3.4      Bylaws (1)

10.1     Factoring   Agreement  by  and  between   Ironclad   Performance   Wear
         Corporation and Wells Fargo Century, Inc., effective September 15, 2006. (3)

10.2 Letter of Credit and Security Agreement by and between Ironclad Performance Wear Corporation and Wells Fargo Century, Inc., effective September 15, 2006. (3)

31.1     Certification  of  CEO  pursuant  to  Securities   Exchange  Act  Rules
         13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification  of  CFO  pursuant  to  Securities   Exchange  Act  Rules
         13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Registration Statement on Form SB-2, filed September 3, 2004.
(2) Incorporated by reference to our Current Report on Form 8-K filed May 12, 2006.
(3) Incorporated by reference to our Current Report on Form 8-K filed September 21, 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 14, 2006                    By:  /S/ THOMAS E. WALSH
                                                ------------------------
                                                 Thomas E. Walsh
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------------------------------------------------------------------

3.1      Articles of Incorporation(1)

3.2 Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006 (2)

3.3 Articles of Merger effecting a name change to Ironclad Performance Wear Corporation (2)

3.4      Bylaws (1)

10.1     Factoring   Agreement  by  and  between   Ironclad   Performance   Wear
         Corporation and Wells Fargo Century, Inc., effective September 15, 2006. (3)

10.2 Letter of Credit and Security Agreement by and between Ironclad Performance Wear Corporation and Wells Fargo Century, Inc., effective September 15, 2006. (3)

31.1     Certification  of  CEO  pursuant  to  Securities   Exchange  Act  Rules
         13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification  of  CFO  pursuant  to  Securities   Exchange  Act  Rules
         13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Registration Statement on Form SB-2, filed September 3, 2004.
(2) Incorporated by reference to our Current Report on Form 8-K filed May 12, 2006.
(3) Incorporated by reference to our Current Report on Form 8-K filed September 21, 2006.