Form 10QSB/A
period 2006-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2007-02-12
CIK 1301712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

                         COMMISSION FILE NUMBER: 0-51365


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

                               Yes [_]   No [X]

EXPLANATORY NOTE: The sole purpose of this amendment is to correct the Commission File Number set forth on the cover of the Quarterly Report on Form 10-QSB filed August 14, 2006 by Ironclad Performance Wear Corporation (the "Original Filing"). This Amendment amends and restates in its entirety only the cover page and does not affect any other part or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

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

                                       IRONCLAD PERFORMANCE WEAR CORPORATION

Date: February 9, 2007                 By:  /S/ THOMAS E. WALSH
                                            --------------------------------
                                            Thomas E. Walsh
                                            Chief Financial Officer

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