Form 10QSB/A
period 2006-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2007-02-12
CIK 1301712

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

                             Yes [_]     No [X]

EXPLANATORY NOTE: The sole purpose of this amendment is to correct the Commission File Number set forth on the cover of the Quarterly Report on Form 10-QSB filed November 14, 2006 by Ironclad Performance Wear Corporation (the "Original Filing"). This Amendment amends and restates in its entirety only the cover page and does not affect any other part or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

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