Form 10KSB
period 2006-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2007-03-16
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-51365

IRONCLAD PERFORMANCE WEAR CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	95-4762694
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2201 Park Place, Suite 101
El Segundo, California 90245
(Address of Principal Executive Offices)

(310) 643-7800
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB of any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

Issuer’s Revenues for the fiscal year ended December 31, 2006 were $9,581,211.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 9, 2007 was $16,535,233

As of March 9, 2007, the issuer had 30,064,060 shares of common stock, par value $.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

IRONCLAD PERFORMANCE WEAR CORPORATION

Index

PART I

This report, including the sections entitled “Cautionary Statements and Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•
other factors discussed under the headings “Cautionary Statements and Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Index

Item 1.	Description of Business

With respect to this discussion, the terms “we” “us” “our” “Ironclad” and the “Company” refer to Ironclad Performance Wear Corporation, a Nevada corporation and its wholly-owned subsidiary Ironclad Performance Wear Corporation, a California corporation (“Ironclad California”). Ironclad is a designer and manufacturer of branded performance work wear for a variety of construction, do-it-yourself, industrial, sporting goods and general services markets.

2006 Merger Transaction

Founded in 1998, and based in El Segundo, CA, Ironclad Performance Wear Corporation, a California corporation (“Ironclad California”) is a designer and manufacturer of branded performance work wear for a variety of construction, do-it-yourself, industrial, sporting goods and general services markets.

On April 20, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ironclad California, and Ironclad Merger Corporation, a California corporation and our wholly-owned subsidiary (“MergerCo”) pursuant to which we would acquire Ironclad California in a merger transaction wherein MergerCo would merge with and into Ironclad California, with Ironclad California being the surviving corporation (the “Merger”). On May 9, 2006, the Merger closed, Ironclad California became our wholly-owned subsidiary, and we changed our name to Ironclad Performance Wear Corporation.

Principal Terms of the Merger

At the Effective Time of the Merger (as defined in the Merger Agreement), MergerCo was merged with and into Ironclad California, the separate existence of MergerCo ceased, and Ironclad California continued as the surviving corporation at the subsidiary level. We issued shares of our common stock to the stockholders of Ironclad California in exchange for 100% ownership of Ironclad California. Additionally, we assumed options to purchase shares of common stock and warrants to purchase shares of common stock on the same terms and conditions as previously issued by Ironclad California.

Immediately prior to the closing of the Merger, we had outstanding 3,489,444 shares of common stock. Immediately after the closing of the Merger, and without taking into consideration the Private Placement offering described below, we had 19,858,404 outstanding shares of common stock, options to purchase 2,588,314 shares of common stock and warrants to purchase 2,817,416 shares of common stock.

The Share Cancellation and Purchase Agreements

Immediately prior to the Merger we canceled 2,000,000 shares of our pre-split common stock held by our former sole officer and director, Thomas Lamb, and one of our former principal stockholders Craig Lamb, pursuant to an Amended and Restated Share Cancellation Agreement dated May 8, 2006. Thomas Lamb and Craig Lamb received cash remuneration of $349,413 from third party purchasers for their agreement to cancel such shares.

At the time of the payment and share cancellation the third party purchasers were also party to an Amended and Restated Share Purchase and Escrow Agreement, dated May 9, 2006 with holders of approximately 90% of our common stock. The holders of such shares of our common stock received $765,938 in consideration for the transfer of their shares to the third party purchasers. The third party purchasers included certain individuals introduced by Gemini Partners, LLC (“Gemini”), a consultant to Ironclad California. Gemini and certain of its affiliates received approximately 2,000,000 shares of our common stock that was purchased from our shareholders by the third party purchasers as compensation for services provided to the third party purchasers with respect to the Merger.

Index

Immediately after the consummation of the cancellation and purchase transaction we effected a 3.454895-for-1 forward stock split of our common stock and increased the number of our shares of authorized common stock to 172,744,750.

Private Placement Transaction

Immediately following the closing of the Merger, we received gross proceeds of approximately $7.3 million in a private placement transaction (the “Private Placement”) with institutional investors and other high net worth individuals (“Investors”). Pursuant to Subscription Agreements entered into with these Investors, we sold 9,761,558 Investment Units, at $0.75 per Investment Unit. Each “Investment Unit” consists of one share of our common stock, and a five year non-callable warrant to purchase three-quarters of one share of our common stock, at an exercise price of $1.00 per share.

General

We design and manufacture branded performance work wear for a variety of construction, do-it-yourself, industrial, sporting goods and general services markets. Since inception, we have leveraged our proprietary technologies to design job-specific gloves and performance apparel designed to improve the wearer’s ability to safely, efficiently and comfortably perform specific job functions. Our goal is to establish a reputation in the construction, do-it-yourself, industrial, sporting goods and general services markets as a leader in performance gloves and apparel. We are currently expanding our performance apparel product line to include jackets, pants, shorts, reflective and polo shirts, underwear and tights.

We manufacture our performance gloves and apparel using 20 functional materials, including DuPont™ Kevlar® and Teflon®, Gore-tex® Synthetic Leather, 3M Reflective Scotchlite™, DriRelease® and Duraclad®. We incorporate these materials in the manufacturing process to create products that meet the functional and protective requirements of our consumers. Since inception, we have employed an in-house research and development team responsible for identifying and creating new products and applications, and improving and enhancing existing products.

We currently sell our products in all 50 states and internationally through approximately 9,000 retail outlets. Our gloves are priced at retail between $15 and $60 per unit with apparel unit prices ranging from $20 to $80.

Glove Products

Currently, our primary products are our task-specific technical gloves. Glove products are specially designed for individual user groups. Currently, we produce and sell 35 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of construction, do-it-yourself, industrial and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, hunters, gardeners and do-it-yourself users. Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion. Glove products are currently manufactured by three suppliers operating in China, Hong Kong and Indonesia. The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply if necessary. Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

Index

Apparel

We launched a line of performance apparel products during the fourth quarter of 2005. The apparel line currently consists of eight long and short sleeved shirts designed to increase the comfort and functionality of the wearer by taking into account environmental temperatures and workers’ corresponding perspiration levels. The apparel is engineered to keep the wearer dry and cool under extreme work conditions. Ironclad’s apparel products are comparable to Under Armour™ Products, but we have incorporated worker-centric features such as anti-microbials, SPF 30 sunscreen protection and self wicking, and have made our apparel products slightly heavier for durability. In 2006, we hired a Director of Apparel who was a designer/developer of performance apparel for Under Armour and other apparel companies. We also hired a Vice President of Sales - Apparel, who previously worked for Dickies and other apparel companies, to develop a sales force to sell the performance apparel line to the work wear and sporting goods channels. Our existing sales force will sell the performance apparel line to our existing customer base. In 2007, we are expanding the apparel line to include performance jackets, pants, shorts, reflective and polo shirts, underwear and tights. The apparel line will be manufactured by three suppliers located in Taiwan, Mexico and the Dominican Republic. Manufacturing capacity for apparel is readily available and we believe that we would be able to replace our current manufacturers and add new manufacturers without significant disruption in supply.

Competition

Ironclad competes in the following two principal markets:

Technical Gloves

Ironclad faces competition from other specialty gloves and apparel companies such as Custom Leathercraft Manufacturing Company, Big Time, Gorgonz and Mechanix Wear. Compared generally, we believe our material selection and construction provides for superior protection, durability, quality and repeat customers affording a substantial, sustainable advantage in the category.

Performance Work Apparel

We are one of a limited number of manufacturers of performance work apparel and, in the opinion of management, currently face relatively little competition from other manufacturers in this sector.

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores, lumber yards, big box home centers, industrial distributors and sporting goods retailers. We intend to expand into work wear chains and additional large retailers in 2007.

International Expansion

We began distributing products internationally in 2005 in Australia and Japan. In 2006, we entered the Canadian market through a distributor. In 2007, we hired a Vice President of International who previously worked for Under Armour and other apparel and footwear companies. We plan to expand into Europe and other international markets in 2007.

Index

Ironclad Branding

We place an emphasis on the establishment and maintenance of our brand equity. Since the inception of our business, our products have carried the “Ironclad” brand. We believe that our success in building a dedicated following of users with substantial product penetration across a large number of retailers and storefronts was instrumental in recently allowing us to gain entry into larger retailers and providing the foundation to expand internationally.

Television Relationships

Ironclad is working to develop advertising and marketing opportunities with television programs that could provide strong exposure to our target demographic and demonstrate to viewers the advantage of utilizing Ironclad products. Our products are currently featured on twelve television programs.

Print Media

We expanded our marketing programs in print media throughout 2006, in construction industry and occupational health and safety publications, and lifestyle and recreational magazines.

Sponsorship Relationships

We maintain a number of sponsorship relationships with sporting and television events that appeal to our target demographic. We view these relationships as a means to further establish and solidify brand recognition with our target customers.

Sales and Customer Analysis

We are currently distributing our products through approximately 9,000 outlets that cater to the professional tradesman, do-it-yourself consumer, industrial user and sporting goods consumer including “Big Box” home centers, hardware co-ops, lumber yards, industrial distributors and sporting goods retailers. In 2007 we intend to sell our expanded performance apparel line to work wear retailers.

Sales through “Big Box” home centers accounted for approximately 28% of our sales revenue in 2006. One retailer, Menard, Inc., accounted for approximately 17% of our sales in 2006. Currently, we estimate that our products are sold in only 30% of the retail and distribution outlets identified by our management as viable Ironclad outlets. We intend to continue to emphasize and expand our relationships with these retailers and distributors.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers and international channels, which we believe creates significant opportunities for strengthening our brand.

Geographic Information

Domestic sales accounted for 96% of our revenue in 2005 and 93% in 2006. International sales in Australia, Canada, Japan and other countries accounted for our remaining revenue in 2006. All of our fixed assets are located in the United States, principally in California at our headquarters. Our products are currently manufactured in China, Indonesia, Taiwan, Mexico, Hong Kong and the Dominican Republic.

Index

Co-Branded Products and Relationships

Although we do not sell privately-labeled products, we have opportunistically sought to co-brand with major partners that represent a value added relationship in terms of sales and brand awareness.

Intellectual Property and Proprietary Rights

We currently have five patents or patents pending, which are intended to protect the design and technical innovations found in our performance work gloves. Following are descriptions of the patents or patents pending.

•
Advanced Touch® Technology is a seamless fingertip design that places a smooth layer of material on the touch receptors of the fingers. The result is an increase in comfort and a high degree of touch sensitivity. It is used in Ironclad’s Evolution and Ranchworx gloves, and is patent pending.

•
Ironclad’s Engineered Grip System consists of a uniquely patterned, molded thermoplastic elastomer (or TPE) that is welded to a synthetic leather palm. It provides extreme grip and abrasion protection without sacrificing hand dexterity. It is found in Ironclad’s Extreme Duty glove, which is designed to handle brick, cement block, rebar, and demolition rubble. The Extreme Duty glove is primarily used by search and rescue professionals, including units of the New York and Los Angeles Fire Departments. This patent issued on September 5, 2006.

•	Silicone rubber is fused to the synthetic leather palm of the Box Handler and Cargo Bull gloves in a specific pattern. This pattern, designed for optimum grip on smooth surfaces, is patent pending.

•
Ironclad’s signature palm pattern is found on nine popular glove styles, including the General Utility, Wrenchworx, and Ranchworx gloves. Management believes this pattern differentiates Ironclad from other non-branded gloves. This patent was issued on February 14, 2006.

•
Ironclad has developed two glove styles that absorb tool impacts with a unique design of multiple gel-filled palm pads. This design is found on the Wrenchworx Impact and Mach 5 Impact gloves. This patent issued on February 13, 2007.

Ironclad owns the following intellectual trademark property: 33 registered US trademarks, 10 registered international trademarks and 20 in-use US trademarks. These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image. The Company also has 7 copyright marks.

We seek to protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

The status of any patent involves complex legal and factual questions. The scope of allowable claims is often uncertain. As a result, we cannot be sure that any patent application filed by us will result in a patent being issued, nor that any patents issued in the future will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed upon or designed around by others.

Index

Employees

As of December 31, 2006, Ironclad had 26 full-time employees. Since inception, the Company has never had a work stoppage, and its employees are not represented by a labor union. Ironclad considers its relationships with its employees to be positive.

Item 2.	Description of Property

We lease all of our facilities. Our headquarters are located at 2201 Park Place, Suite 101, El Segundo, California 90245. The table below sets forth certain information regarding our leaseholds as of March 9, 2007.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
2201 Park Place, Suite 101 El Segundo, CA	10,600	$13,752	Corporate offices and distribution center

We believe our facilities are adequate to meet our current and near-term needs.

Item 3.	Legal Proceedings

On September 12, 2006, American Sports Group, Inc. (“ASG”), filed a lawsuit against the Company, including Ironclad California, and certain individuals, in the Superior Court of the State of California for the County of Los Angeles. ASG alleges that in 2002, Ironclad California agreed to issue, and did, in fact, issue to ASG a warrant to purchase 1,200,000 shares of Ironclad California common stock at $0.05 per share and a warrant to purchase 1,083,333 shares of Ironclad California common stock at $0.06 per share. ASG is seeking declaratory relief in the form of a determination as to validity of the warrants and its rights to exchange such warrants for warrants to purchase shares of the Company’s common stock pursuant to the terms of the Merger Agreement with Ironclad California. In the alternative, ASG is seeking specific performance of the alleged agreement to issue the warrants, and the issuance of warrants to purchase 517,746 shares of the Company’s common stock at $0.1157 per share, and 476,410 shares of common stock at a price of $0.1388 per share, which represent the number of warrants and exercise prices for which these warrants would have been exchanged pursuant to the Merger Agreement.

According to the Company’s records, the transactions pursuant to which the warrants were intended to be issued were never consummated, and the warrants were never issued. Any purported warrants that plaintiff possesses were issued without authorization, and therefore, are invalid and unenforceable. The Company believes ASG’s claims are without merit and the Company intends to vigorously defend against these claims.

Index

To the extent the plaintiff is successful in its claim, the Company agreed to cause the issuance of additional shares of its common stock to each of the investors in the Private Placement financing, and to each of the holders of its shares issued and outstanding immediately prior to the Merger, on a pro rata basis, in such a manner and in such amounts as would be necessary to adjust their respective ownership of the Company’s common stock as of the closing of the Private Placement financing and Merger for any dilution caused by the issuance of the warrants or any shares thereunder.

Item 4.	Submission of Matters to a Vote of Securities Holders

On January 12, 2007, we held a Special Meeting of the Shareholders. At the Special Meeting, there were 30,064,060 shares of common stock entitled to vote. There were 20,147,006 shares ( 67.014% of the shares entitled to vote) represented at the meeting in person or by proxy. The matter submitted to the shareholders at the Special Meeting was the approval or our 2006 Stock Incentive Plan, which authorizes the issuance of up to 4,250,000 shares of our common stock pursuant to grants awarded under the Plan.

The following summarizes vote results for the matter submitted to our stockholders for action at the annual meeting:

For	Against	Withheld
18,792,774	1,353,732	500

Index

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters

Common Stock

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “ICPW.” Prior to the second quarter of 2006, there was no established trading market for our common stock. The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from sporadic quotations on the Over-the-Counter Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated. The information has been adjusted to reflect a 3.454895-for-1 forward stock split of our common stock which took effect at the close of business on May 9, 2006. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low	Volume
Year Ended December 31, 2006
Second Quarter	$2.56	$1.01	328,862
Third Quarter	$1.30	$0.86	382,974
Fourth Quarter	$0.90	$0.55	3,123,332

On March 9, 2007, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.55 per share. As of March 9, 2007, there were approximately 200 shareholders of record of our common stock.

The graph below matches the cumulative 7-month total return of holders of Ironclad Performance Wear Corporation’s common stock with the cumulative total returns of the Dow Jones Wilshire MicroCap index and the DJ Wilshire Clothing & Accessories index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on May 11, 2006 and tracks it through December 31, 2006.

Index

	5/11/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06

Ironclad Performance Wear Corp.	100.00	111.11	73.61	79.86	71.53	69.44	51.39	50.00	46.53
Dow Jones Wilshire MicroCap	100.00	94.40	93.60	89.94	91.87	92.03	96.91	99.33	100.88
DJ Wilshire Clothing & Accessories	100.00	94.69	95.03	90.87	94.92	102.65	111.35	116.36	116.89

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

We have never paid dividends on our common stock. We intend to retain any future earnings for use in our business.

Index

Recent Sales of Unregistered Securities

In 2006, we issued 444,063 shares of our common stock upon the exercise of stock options and warrants originally issued by Ironclad California and assumed by us in May 2006, for proceeds to us of $96,217. Each of the investors in these transactions represented to us that the investor was an “accredited investor” within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

Equity Compensation Plan Information

See discussion of Equity Compensation Plan Information in Item 11.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2005 and 2006. Except for historical information, the matters discussed in this Management’s Discussion and Analysis or Plan of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Overview

We are a leading designer and manufacturer of branded performance work wear. Founded in 1998, we have grown and leveraged our proprietary technologies to produce task-specific gloves and performance apparel that are designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. We have built and continue to augment our reputation among professionals in the construction and industrial service markets, and do-it-yourself and sporting goods consumers with products specifically designed for individual tasks or task types. Utilizing our brand equity, we are currently expanding our performance apparel product line (e.g. pants, jackets, shorts, reflective and polo shirts, underwear and tights) also designed to enhance the wearer’s comfort and performance. We believe that our dedication to quality and durability and focus on our client needs has created a high level of brand loyalty and has solidified substantial brand equity.

We plan to increase our domestic revenues by leveraging our relationships with existing retailers and industrial distributors, including “Big Box” and sporting goods retailers, increasing our product offerings in new and existing locations. We also plan to sell our expanded apparel line to work wear retailers.

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales. In 2006, we entered the Canadian market through a distributor, and international sales represented approximately 7% of total sales. We plan to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2007.

Index

Our historical operations before May 9, 2006 reflect only the operations of Ironclad Performance Wear Corporation, a California corporation (or “Ironclad California”). Before May 9, 2006, we existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On May 9, 2006, we consummated a merger transaction in which we acquired all of the shares of Ironclad California (the “Merger”). Concurrently with the closing of the merger we completed a private placement financing and certain other transactions related to the merger. Upon completion of the merger and the private placement financing, Ironclad California became our wholly-owned subsidiary, and the former stockholders of Ironclad California and the investors in the private placement financing received in the aggregate 26,130,548 shares of our common stock, or approximately 88% of our issued and outstanding shares of common stock. Ironclad California was formed and commenced its business in 1998. Our merger with Ironclad California was accounted for as a reverse merger with Ironclad California deemed to be the accounting acquirer, and us the legal acquirer.

Critical Accounting Policies, Judgments and Estimates

Our Management’s Discussion and Analysis of Financial Condition of Plan of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, Management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

Under our sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. Our standard terms are typically net 30 days from the transfer of title to the products to a customer. We typically collect payment from a customer within 30 to 45 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer. The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us. A customer’s obligation to pay us for products sold to it is not contingent upon the resale of those products. We recognize revenue at the time product is delivered to a customer.

Index

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For all items that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the years ended December 31, 2006 and December 31, 2005 we increased our inventory reserve by $88,000 and $10,105, respectively, to a current balance of $120,000 and recorded a corresponding increase in cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve. During the years ended December 31, 2006 and December 31, 2005, we sold obsolete inventories previously reserved for and accordingly reduced the reserve by approximately $200 and $9,000 and recorded corresponding gains for these sales. During the same periods we adjusted our estimates for slow moving inventory, based on recent sales volumes, upward by $88,200 and $19,105, respectively. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist of large national, regional and smaller independent customers with good payment histories with us. Since we have not experienced any previous payment defaults with any of our current customers, our allowance for doubtful accounts is minimal. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.

Product Returns

We have a warranty policy that covers defects in workmanship. We allow our customers to return damaged or defective products to us following a customary return merchandise authorization process. We also allow for some stock adjustments returns, typically for new customers, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. For both types of returns we utilize actual historical return rates to determine our allowance for returns in each period. Gross sales are reduced by estimated returns. We record a corresponding accrual for the estimated liability associated with the estimated returns which is based on the historical gross sales of the products corresponding to the estimated returns. This accrual is offset each period by actual product returns.

Our current estimated future warranty product return rate is approximately 1.0% and our current estimated future stock adjustment return rate is approximately 0.75%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons; (1) our products useful life is approximately 3-4 months and (2) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Index

Reserve for Warranty Returns

Reserve balance 12/31/04	$15,000
Payments recorded during the period	(86,596)
(71,596)
Adjustment to reserve for pre-existing liabilities	23,000
Accrual for new liabilities during the reporting period	86,596
Reserve balance 12/31/05	38,000
Payments recorded during the period	(186,097)
(148,097)
Adjustment to reserve for pre-existing liabilities	34,000
Accrual for new liabilities during the reporting period	186,097

Reserve balance 12/31/06	$72,000

Stock Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Option Plans. The statement provides for, and we have elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123R for pro forma disclosures.

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

Index

Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. As the Company has reported losses for 2003, 2004, 2005 and 2006, we have taken the conservative approach, and fully reserved the deferred tax assets.

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black Scholes Model”). At each period end, or when circumstances indicate that the Company reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

Recent Accounting Pronouncements

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 Revised “Share-Based Payment,” “SFAS 123R.” The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We have adopted this statement for the year ended December 31, 2006. We recorded $616,698 of compensation expense for employee stock options during the year ended December 31, 2006.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges.” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on our financial statements.

SFAS No. 152

In March 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to us.

Index

SFAS No. 153

In March 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after March 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on our financial statements.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

FIN No. 47

In March 2005, the FASB issued FASB Interpretation FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies the meaning of the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on our financial statements.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on our financial statements.

Index

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. Management does not expect adoption of SFAS No. 156 to have a material impact on our financial statements.

FIN No. 48

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting and financial statement reporting for uncertainties in income tax recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its analysis of the effects of this Interpretation and has not determined if the adoption of FIN 48 will have a material effect on its financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management will evaluate the effect of this statement, if any, on its financial statements.

SFAS No. 158

In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement amends Statement 87, FASB Statement No. 88,”Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, Statement 106, and FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and other related accounting literature. Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. This statement is not applicable to us.

Index

Results of Operations

Comparison of Years Ended December 31, 2006 and December 31, 2005

Net Sales increased $2,382,187, or 33.1%, to $9,581,210 in the year ended December 31, 2006 from $7,199,023 for the corresponding period in 2005. This increase was primarily due to increased sales of approximately $2,092,000 with new and existing “Big Box” home center customers, approximately $338,000 due to a full year of sales of our performance apparel products, and approximately $371,000 of increase in international sales. One customer accounted for approximately 17% of net sales during the year ended December 31, 2006 and a different customer accounted for approximately 13% of net sales for the year ended December 31, 2005. We expect the overall trend of increased sales to continue through existing and new retail and distribution outlets in the United States, planned international expansion, and sales of our expanded apparel line in new distribution channels, with continued increased spending on sales and marketing of our products.

Gross Profit increased $458,360 to $3,613,644 for the year ended December 31, 2006 from $3,155,284 for the year ended December 31, 2005. Gross profit as a percentage of net sales, or gross margin, decreased to 37.7% in 2006 from 43.8% in 2005. The decrease in gross margin was mainly attributable to a shift in product mix, increased sales to international distributors, aggressive sales promotion programs with new and existing customers, the introduction of apparel sales, and an increase in in-bound transportation costs, including air freight, between the comparative periods. Our product mix changed primarily because sales to “Big Box” home centers have increased as a proportion of our sales. Sales to “Big Box” home centers generally include an assortment of lower priced products than are sold to other retailers and distributors. Sales to international distributors are generally at lower gross margin, as the international distributor pays the cost of selling and distributing the product and servicing the customer. The decrease in gross margin was partially offset by reduced product costs due to better pricing from our suppliers.

Operating Expenses increased by $2,495,273, or 60.3%, to $6,636,146 in 2006 from $4,140,873 in 2005. As a percentage of net sales, operating expenses increased to 69.3% in 2006 from 57.5% in the same period of 2005. The increased spending in 2006 was primarily due to increased costs associated with implementing brand development initiatives, including a NASCAR sponsorship and increased print and cooperative advertising - approximately $108,000 and $436,000, respectively; expenses associated with our status as public company costs of approximately $553,000; increased commissions of $64,000 increased rents of $67,000; increased travel & entertainment expenses of $126,000; increased trade show expenses of $61,000; Financial Accounting Standards No. 123R options expense of $617,000; and salaries, temporary labor and bonus accrual expenses of approximately $302,000. Our number of employees increased to 26 at December 31, 2006 from 17 at December 31, 2005. Sales and marketing expenses were increased to build brand recognition and increase sales. Expenses associated with being a public company included public accounting and legal fees and investor relations expenses.

Index

Loss from Operations increased $2,036,913 or 206.7%, to $3,022,502 in 2006 from $985,589 in 2005. Loss from operations as a percentage of net sales increased to 31.5% in 2006 from 13.7% in 2005. The increases in 2006 were primarily the result of a decrease in gross profit and an increase in operating expenses, as discussed above.

Interest Expense increased $262,924 to $360,763 in 2006 from $97,839 in 2005. The increase was primarily due to the addition of short-term financing with Westrec Capital Partners, the amortization of the loan acquisition costs associated with this debt, and the recognition of $256,188 of imputed warrant interest charges.

Interest Income increased $70,660 in 2006 from $-0- in 2005. Interest income is a result of investment of funds from the private equity funding completed concurrent with the merger on May 9, 2006.

Other Income (Expense) net was $2,397 in 2006 as compared with $3,972 in 2005. Change in the fair value of warrant liability was ($1,082,944) in 2006 as compared to $-0- for 2005. This expense represents the difference in the fair value of warrants recorded as liabilities at December 31, 2006 and their issue date on May 9, 2006. The terms of the registration statement underlying 98% of the warrants were satisfied in October, 2006. The remaining warrant liability will be revalued at the end of each reporting period until the terms of the registration statement for the shares underlying the warrants are satisfied.

Net Loss increased $3,282,717 to $4,362,973 in 2006 from $1,080,256 in 2005. This increased loss is a result of the combination of each of the factors discussed above.

Seasonality and Annual Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to a consistent increase in the sale of our winter glove line during this period. We typically generate 55% - 60% of our glove net sales during these months. In addition, with the introduction of our expanded performance apparel line and penetration of new international markets in the second half of 2007 we expect that our sales in the third and fourth quarter will represent 65% to 70% of our total net sales for 2007.

Our working capital, at any particular time, reflects the seasonality of our glove business and plans to expand product lines and enter new markets. We expect inventory, accounts payable and accrued expenses to be higher in the third and fourth quarters for these reasons.

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

Index

Operating Activities. In 2005, cash used in operating activities was $510,222 and consisted of a net loss of $1,080,256, decreased by non-cash items of $112,549 and by $457,485 in cash provided by operating assets and liabilities. Operating assets and liabilities consisted primarily of decreases in inventory of $490,205 and in deposits on inventory of $91,548 and increases in accounts payable and accrued expenses of $795,299, partially offset by an increase in accounts receivable of $845,575, prepaid expenses of $35,940, deposits of $22,254 and loan costs of $15,798.

In 2006, cash used in operating activities was $4,698,717 and consisted primarily of a net loss of $4,362,973, reduced by non-cash items of $2,052,979 and increases in inventory of $1,979,830, and accounts receivable of $618,668 and decreases in deposits on inventory of $238,722, prepaid and other expenses of $11,292 and loan costs of $15,798, offset by a decrease in accounts payable and accrued expenses of $56,006.

Investing Activities. In 2005 and 2006, investing activities were primarily the result of capital expenditures, mainly for computer equipment and trademark applications. Cash used in investing activities increased $125,059 to $158,057 for 2006 from $33,498 in 2005. Expenditures for property and equipment and investment in trademarks increased $112,207 and $12,852, respectively.

Financing Activities. Financing activities during 2005 consisted primarily of our net borrowing under our existing asset-based credit facility, proceeds from the issuance of convertible note payable, proceeds from the issuance of common stock, proceeds from the exercise of warrants, financing provided by a capital lease and payments on subordinated debt. Cash used in financing activities increased $91,217 to $210,591 for Fiscal 2005. The increase in cash provided by financing activities was due to increased proceeds from the issuance of convertible note payable and common stock, the exercise of warrants, increased proceeds from bank lines of credit, and was partially offset by payments made to extinguish notes payable.

Financing activities during 2006 consisted primarily of our net borrowing under our existing asset-based credit facility, payoff of an existing note payable, proceeds from the issuance of common stock, financing provided by a capital lease, proceeds from the exercise of warrants and options, and the completion of our merger and associated financing on May 9, 2006. Cash provided by financing activities was $6,839,867 for 2006. The increase in cash provided by financing activities was due to proceeds from the issuance of common stock of $507,500, the completion of the merger related equity financing of $6,036,738 (net of $1,284,453 in offering costs), proceeds from the exercise of warrants of $66,338, proceeds from the exercise of options of $30,000, and by net borrowings on our bank lines of credit of $702,066, offset by payments on an outstanding note payable of $500,000 and payments on a capital lease of $2,775.

We believe that our cash flows from operations and borrowings available to us under our senior secured credit facility, together with the net proceeds from the private placement completed on May 9, 2006, will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Our ability to access these sources of liquidity may be negatively impacted by a decrease in demand for our products and the requirement that we meet certain borrowing conditions under our senior secured credit facility, as well as the other factors described in Risk Factors.

Credit Facilities

 In March 2005, we renewed our existing credit facility with the bank at an interest rate of prime plus 3%. This facility allowed us to borrow 75% against eligible accounts receivable, up to $1,000,000, while maintaining a funded reserve equal to 25% of the outstanding accounts receivable. All of our assets secured amounts borrowed under the terms of this agreement and were personally guaranteed by an officer of the company. The renewed credit facility did not contain any financial covenants and matured on May 30, 2006. Proceeds from the private placement completed on May 9, 2006, were used to repay the balance on the loan facility.

Index

Through May 2005 we also maintained a $250,000 revolving line of credit with our senior secured lender. We were eligible to borrow 30% against our eligible inventory, up to $250,000. Amounts borrowed under the terms of this agreement were secured by all of our assets, and were personally guaranteed by an officer of the company. Interest on outstanding loan balances under our revolving line of credit accrued at the same interest rates as our senior secured loan facility and also matured in May 2006. Proceeds from the private placement completed on May 9, 2006, were used to repay the balance on the loan facility.

On September 15, 2006 we entered into a new factoring agreement with Wells Fargo Century, Inc. whereby we assigned certain of our accounts receivables with full recourse. On November 21, 2006, we entered into an amendment to this factoring agreement. This facility allows us to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) eighty-five percent (85%) of the net amount of our Eligible Receivables and (ii) 50% of the value of our Eligible Inventory (which amount shall not exceed the lesser of $1,000,000 and the net amount of our Eligible Receivables) (as such terms are defined in the factoring agreement. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as Wells Fargo Century, Inc. shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months.

Subordinated Debt

In October 2005, we issued a promissory note in the principal amount of $500,000 to Westrec Capital Partners, LLC in exchange for $500,000 in order to fund inventory purchases for the apparel launch along with the costs associated with the merger transaction completed on May 9, 2006. The note accrues interest at a rate equal to (a) the highest prime rate of interest per annum published in the Money Rate Table of the Western Edition of The Wall Street Journal, as adjusted on a daily basis, plus eight and one-quarter percent (8.25%) per annum, or (b) 15.00% per annum, in either case compounded annually. The note was set to mature on the earlier to occur of (a) April 21, 2006 or (b) the date on which Ironclad has received an aggregate of $500,000 from the sale(s) of its equity securities in one or a series of transactions. The company received a 30 day extension of the April 21, 2006 maturity date. Proceeds from the private placement completed on May 9, 2006, were used to retire the note.

Related Party Transactions

See “Certain Relationships and Related Party Transactions” included elsewhere in this report for a full description of transactions to which we were or will be a party, in which the amount involved exceeds $60,000, and in which any director, executive officer, shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Off-Balance Sheet Arrangements

At December 31, 2006 and December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Index

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years

Operating Leases	$799,267	174,357	540,430	84,480

Advances from Factor	1,563,678	1,563,678	-	-

Total	$2,362,945	1,738,035	540,430	84,480

Index

Cautionary Statements and Risk Factors

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

•	the timing of our introduction of new product lines, particularly our specialty apparel;

•	the level of consumer acceptance of each new product line;

•	general economic and industry conditions that affect consumer spending and retailer purchasing;

•	the availability of manufacturing capacity;

•	the seasonality of the markets in which we participate;

•	the timing of trade shows;

•	the product mix of customer orders;

•	the timing of the placement or cancellation of customer orders;

•	the weather;

•	transportation delays;

•	quotas and other regulatory matters; and

•	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

Index

We may need additional funding to support our operations and capital expenditures, which may not be available to us and which lack of availability could adversely affect our business.

We intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds of the private placement completed on May 9, 2006 and the factoring agreement entered into on September 15, 2006. We believe we will have sufficient funds to finance the cost of our operations and planned expansion for the foreseeable future. As part of our planned growth and expansion, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure. We also plan to invest more heavily in research and development of new products, designs or services. In addition, we may need additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties or to respond to competitive pressures.

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

Our strategy envisions growing our business. We plan to expand our technology, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	meet our capital needs;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Index

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

Substantially all of our revenues have been derived from a relatively limited product line consisting of task-specific gloves and performance apparel, and our future success depends on our ability to expand our product line and achieve broader market acceptance of our company and our products.

To date, our products have consisted mainly of task-specific gloves and performance apparel, targeted primarily to the construction, do-it-yourself, industrial and sporting goods markets. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance in our existing market segments as well as in new segments. In particular, our success, growth and expansion depend largely on new and increasing sales of our recently expanded performance apparel. We have little or virtually no experience in this line of business, which creates substantial uncertainty regarding our ability to succeed in this sector. We will be required to develop and execute a strategy for effectively marketing and distributing our performance apparel. We may be required to enter into new arrangements and relationships with vendors, suppliers and others. We also may be required to undertake new types of risks or obligations that we may be unable to manage. There can be no assurance that consumers will purchase our products or that retail outlets will stock our products. Though we plan to spend significant amounts on promotion, marketing and advertising to increase product awareness, we cannot guarantee that these expenses will generate the desired product awareness or commensurate increase in sales of our products. If we are unable to effectively market and distribute our performance apparel or expand into new market segments, we will be unable to grow and expand our business or implement our business strategy as described in this report. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

We may be unable to compete successfully against existing and future competitors, which could decrease our revenue and margins and harm our business.

The task-specific glove and performance apparel segments of the apparel industry are highly competitive. Our future growth and financial success depend on our ability to further penetrate and expand our existing distribution channels and to increase the size of our average annual net sales per account in these channels, as well as our ability to penetrate and expand other distribution channels. For example, we encounter competition in our existing work wear distribution channel from Gorgonz, among others. Unknown or unforeseen new entrants into our distribution channels, particularly low-cost overseas producers, will further increase the level of competition in these channels. There can be no assurance that we will be able to maintain our growth rate or increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter the market segments in which we compete. In addition, there can be no assurance that we will be able to enter and achieve significant growth in other distribution channels.

Failure to expand into new distribution channels and new international markets could materially and adversely impact our growth plan and profitability.

Our sales growth depends in part on our ability to expand from the hardware and lumber retail channels and industrial distributors that we have focused on for the past eight years into new distribution channels, particularly “Big Box” home centers and work wear and sporting goods retailers. Failure to expand into these mass-market channels could severely limit our growth.

Our business plan also depends in part on our ability to expand into international markets. We have begun the distribution of our products in Japan, Australia and Canada and we are in the process of establishing distribution in Europe and other international markets. Failure to expand international sales through these and other markets could limit our growth capability and leave us vulnerable solely to United States market conditions.

Index

Our dependence on independent manufacturers reduces our ability to control the manufacturing process, which could harm our sales, reputation and overall profitability.

We depend on independent contract manufacturers to maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortages, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

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

We have initiated standards for our suppliers, and monitor our independent contractors’ compliance with applicable labor laws, but we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of our contractors could result in us being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations.

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

Index

Our international operations and the operations of our manufacturers and suppliers in China are subject to additional risks that are beyond our control and that could harm our business.

Our glove products are manufactured by 3 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products are currently manufactured in Taiwan, Mexico and the Dominican Republic. We may in the future use offshore manufacturers for all or some of these products. In addition, approximately 7% of our fiscal 2006 net revenues were generated through international sales and we plan to increase our sales to international markets in the future. As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•	difficulties in managing foreign operations, including difficulties associated with inventory management and collection on foreign accounts receivable;
•	dependence on foreign distributors and distribution networks;
•
currency exchange fluctuations and the ability of our Chinese manufacturers to change the prices they charge us based on fluctuations in the value of the US dollar relative to that of the Chinese Yuan;

•	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards as well as restrictions on the transfer of funds;
•	disruptions or delays in shipments;
•	changes in local economic and non-economic conditions and standards in which our manufacturers, suppliers or customers are located; and
•	reduced protection for intellectual property rights in jurisdictions outside the United States.

These and other factors beyond our control could interrupt our manufacturers’ production in offshore facilities, influence the ability of our manufacturers to export our products cost-effectively or at all, inhibit our and our unaffiliated manufacturer’s ability to produce certain materials and influence our ability to sell our products in international markets, any of which could have an adverse effect on our business, financial conditions and operations.

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

Index

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

Our senior management’s limited recent experience managing a publicly traded company may divert management’s attention from operations and harm our business.

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

Index

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

Difficult economic conditions could also increase the risk of extending credit to our retailers. In the event we enter into a factoring relationship, a customer’s financial problems would limit the amount of customer receivables that we could assign to such factor on the receivables, and could cause us to assume more credit risk relating to those assigned receivables or to curtail business with that customer.

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

Any changes in regulation by the Federal Trade Commission (or FTC) with respect to labeling and advertising of our products could have an adverse affect on our business. The FTC requires apparel companies to provide a label clearly stating the country of origin of manufacture and the company’s apparel registration number and a second label stating washing instructions for the product. A change in these requirements could add additional cost to the production of our products, though we do not believe that this additional cost would be material, especially in relation to the cost of producing our products.

RISKS RELATING TO OUR COMMON STOCK

There is a limited trading market for our common stock and a market for our stock may not be sustained, which will adversely affect the liquidity of our common stock and could cause our market price to decline.

Although prices for our shares of common stock are quoted on NASDAQ’s Over-the-Counter Bulletin Board (under the symbol ICPW.OB), there is a limited public trading market for our common stock, and no assurance can be given that a public trading market will be sustained.

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

Index

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in our revenues and operating expenses;
•	developments in the financial markets, apparel industry and the worldwide or regional economies;
•	announcements of innovations or new products or services by us or our competitors;
•	announcements by the government that affect international trade treaties;
•	fluctuations in interest rates and / or the asset backed securities market;
•	significant sales of our common stock or other securities in the open market;
•	variations in interest rates; and
•	changes in accounting principles.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

On October 2, 2006 the registration statement we filed in June 2006 became effective, and up to 27,117,720 shares of common stock became eligible for sale. The sale of these shares could depress the market price of our common stock. Sales of a significant number of shares of our common stock in the open market could harm the market price of our common stock. A reduced market price for our shares could make it more difficult to raise funds through future offering of common stock.

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

In addition, 8,536,953 of the 27,117,720 shares referenced above are subject to restrictions on transfer set forth in lock-up agreements with holders of these shares. These include 6,497,509 shares of common stock and common stock underlying warrants that were issued in connection with the merger with Ironclad California to former holders of preferred stock of Ironclad California and warrants to purchase preferred stock of Ironclad California, and 2,039,444 shares acquired in connection with the purchase and cancellation transaction completed immediately before our merger with Ironclad California. Under our lock-up agreements with holders of 6,497,509 shares issued in exchange for preferred stock and warrants to purchase preferred stock of Ironclad California, the shares will only be released from restriction on May 9, 2007. Our lock-up agreements with holders of 2,039,444 shares of our common stock acquired in connection with the purchase and cancellation transaction restrict the resale of these shares until the first anniversary of the effective date of the merger, but provide for the termination of restrictions with respect to a limited number of shares at various times before the one-year anniversary date. We, with the consent of the placement agents in the private placement financing completed concurrently with the merger, may also elect to waive the lock-up agreement restrictions as to certain shares. The release of shares from lock-up agreements may have a negative impact on our stock price if such released shares are sold by their holders.

Index

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

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

The trading of our common stock on the Over-the-Counter Bulletin Board and the potential designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our securities, as traded on the Over-the-Counter Bulletin Board, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

In addition, the SEC has adopted a number of rules to regulate “penny stock” that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our securities may constitute “penny stock” within the meaning of the rules, the rules would apply to us and to our securities.

Index

Stockholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 43% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Index

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

Index

Item 7.	Financial Statements

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ironclad Performance Wear Corporation
Los Angeles, California

We have audited the consolidated balance sheet of Ironclad Performance Wear Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear Corporation and its subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 26, 2007

Index

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEET
AT DECEMBER 31, 2006

ASSETS
December 31,
2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$2,012,166
Accounts receivable net of allowance for doubtful accounts of $26,000	2,023,792
Inventory	2,963,869
Deposits on inventory	61,555
Prepaid and other	136,927

Total Current Assets	7,198,309

PROPERTY AND EQUIPMENT
Computer equipment and software	210,053
Vehicle	46,280
Furniture and equipment	122,003
Leasehold improvements	32,190
Less: accumulated depreciation	(256,196)

Total property and equipment, net	154,330

Trademarks, net of accumulated amortization of $5,590	76,809
Deposits	22,354

TOTAL ASSETS	$7,451,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,825,515
Bank lines of credit	1,563,678
Current portion of capital lease	3,411

Total current liabilities	3,392,604

Long term portion of capital lease obligations	1,642
Fair value of warrant liability	65,268

Total Liabilities	3,459,514

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value per share,172,744,750 shares authorized, 30,064,060 shares issued and outstanding	30,008
Capital in Excess of Par Value	11,190,146
Accumulated deficit	(7,227,866)

Total Stockholders’ Equity	3,992,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,451,802

See Notes to Consolidated Financial Statements.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005

REVENUES
Net sales	$9,581,210	$7,199,023

COST OF SALES
Cost of sales	5,967,566	4,043,739

EXPENSES
General and administrative	2,967,883	1,777,278
Sales and marketing	2,756,222	1,782,458
Research and development	340,589	210,084
Operations	531,083	315,498
Depreciation and amortization	40,369	55,555

Total operating expenses	6,636,146	4,140,873

LOSS FROM OPERATIONS	(3,022,502)	(985,589)

OTHER INCOME/(EXPENSE)
Interest expense	(104,575)	(97,839)
Interest expense from warrants issued as financing cost	(256,188)	-
Interest income	70,660	-
Unrealized loss on financing activities	(1,082,944)	-
Other income (expense), net	2,397	3,972

Total other income (expense)	(1,370,650)	(93,867)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,393,152)	(1,079,456)
Benefit(Expense) for income taxes	30,179	(800)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,362,973)	$(1,080,256)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.17)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES	24,961,749	15,502,475

See Notes to Consolidated Financial Statements.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,362,973)	$(1,080,256)
Adjustments to reconcile net loss to net cash provided by (used in) operating Activities
Allowance for bad debts	5,000	3,000
Depreciation	37,551	54,173
Amortization	2,819	1,382
Warrants issued as financing cost	256,188	-
Loss on disposition of equipment	-	10,244
Change in fair value of warrant liability	1,082,944	-
Non-cash compensation:
Common stock issued for services	51,779	43,750
Stock option expense	616,698	-
Changes in operating assets and liabilities:
Receivables	(618,668)	(845,575)
Inventory	(1,979,831)	490,205
Deposits on inventory	238,722	91,548
Prepaid and other	11,262	(58,194)
Loan costs	15,798	(15,798)
Bank overdraft	-	-
Accounts payable and accrued liabilities	(56,006)	795,299

Net cash flows provided by (used in) operating activities	(4,698,717)	(510,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(132,539)	(20,332)
Investment in trademarks	(26,018)	(13,166)
Net cash flows used in investing activities	(158,557)	(33,498)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from bank lines of credit	702,066	64,173
Principal payments on convertible note payable to stockholder	-	(413,210)
Proceeds from (payments on) convertible note payable	(500,000)	500,000
Proceeds from issuance of common stock	7,828,691	50,000
Offering costs	(1,284,453)	-
Proceeds from exercise of warrants	66,338	2,001
Proceeds from exercise of options	30,000	9,000
Payments on capital leases	(2,775)	(1,373)
Net cash flows provided by (used in) financing activities	6,839,867	210,591

NET INCREASE (DECREASE) IN CASH	1,982,593	(333,129)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	29,573	362,702
CASH AND CASH EQUIVALENTS END OF PERIOD	$2,012,166	$29,573

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$88,778	$97,839
Income taxes paid	800	800
Income tax refund	30,979	-

See Notes to Consolidated Financial Statements.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

	Common Stock
	Shares Issued and Outstanding	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31,2004	15,294,615	$15,295	$2,517,192	$(1,784,638)	$747,849
Common stock issued -exercise of warrants	32,036	32	1,969	-	2,001
Common stock issued for cash	143,818	144	49,856	-	50,000
Common stock issued -for services	125,841	126	43,624	-	43,750
Common stock issued-exercise of options	25,887	26	8,974		9,000
Net loss			-	(1,080,256)	(1,080,256)

Balance at December 31,2005	15,622,197	15,624	2,621,614	(2,864,894)	(227,656)

Common stock issued for cash	13,927,705	13,927	7,814,764	-	7,828,691
Offering costs	-	-	(1,284,453)	-	(1,284,453)
Common stock issued -for services	70,095	70	51,709	-	51,779
Common stock issued -exercise of warrants	357,772	357	65,980	-	66,338
Common stock issued-exercise of options	86,291	30	29,970	-	30,000
Stock option expense	-	-	616,698	-	616,698
Warrants issued as a financing cost	-	-	256,188	-	256,188
Reclassify fair value of warrant liability	-	-	1,017,676	-	1,017,676
Net loss			-	(4,362,973)	(4,362,973)
Balance at December 31, 2006	30,064,060	$30,008	$11,190,146	$(7,227,867)	$3,992,288

See Notes to Consolidated Financial Statements

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business.

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers. The Company has received two patents and has three patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 33 registered US trademarks, 10 registered international trademarks and 20 in-use US trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

2.	Reverse Merger and Financing

Completion of Merger

On April 20, 2006, Ironclad Performance Wear Corporation (formerly Europa Trade Agency Ltd.), a Nevada corporation (the “Company”), along with Ironclad Merger Corporation., a Nevada corporation and the Company’s wholly owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ironclad Performance Wear Corporation, a privately held California corporation (“Ironclad California”), pursuant to which Ironclad California would be acquired by the Company in a merger transaction wherein Merger Sub would merge with and into Ironclad California, with Ironclad California being the surviving corporation (the “Merger”). On May 9, 2006, the Merger closed and Ironclad California became a wholly-owned subsidiary of the Company. At the closing, the Company changed its name to Ironclad Performance Wear Corporation.

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

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Private Placement

Immediately following the closing of the Merger, the Company received gross proceeds of approximately $7.3 million in a private placement transaction (the “Private Placement”) with institutional investors and other high net worth individuals (“Investors”). Pursuant to Subscription Agreements entered into with these Investors, the Company sold 9,761,558 Investment Units, at $0.75 per Investment Unit. Each “Investment Unit” consists of one share of Company common stock, and a five year non-callable warrant to purchase three-quarters of one share of Company common stock, at an exercise price of $1.00 per share. The value of the warrants was determined to be $5,278,388 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 185.5%, risk free interest rate of 5.13%, an expected life of five years and zero dividends. They have been recorded as a warrant liability in accordance with SFAS No. 133 and EITF 00-19. On October 2, 2006, the common shares underlying the warrants were registered satisfying the warrant liability. The value of the warrant liability on October 2, 2006 was determined to be $6,275,422. This amount was reclassified to Stockholders’ Equity and a credit to income of $997,034 was recorded on October 2, 2006.

As partial consideration for services rendered further to the Private Placement, one of the Company’s placement agents was issued warrants to purchase 390,464 shares of Company common stock at an exercise price of $0.75 per share and warrants to purchase 292,848 shares of Company common stock at an exercise price of $1.00 per share. The value of the warrants was determined to be $494,182 using the Black-Scholes option pricing model with the following assumptions: a volatility rate of 185.5%, risk free interest rate of 5.13%, an expected life of five years and zero dividends. They have been recorded as a warrant liability in accordance with SFAS No. 133 and EITF 00-19. On October 2, 2006 the common shares underlying the warrants were registered satisfying the warrant liability. The value of the warrant liability on October 2, 2006 was determined to be $586,923. This amount was reclassified to Stockholders’ Equity and a credit to income of $92,741 was recorded on October 2, 2006.

Registration Statement

On October 2, 2006 the registration statement we filed in June 2006 became effective, and up to 27,117,720 shares of common stock became eligible for sale, subject to the terms of certain lock-up agreements with certain holders of such shares.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Ironclad Performance Corporation, an inactive parent company, and its wholly owned subsidiary Ironclad California. All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Company (FDIC) insures cash amount at each institution for up to $100,000. From time to time, the Company maintains cash in excess of the FDIC limit.

Accounts Receivable

Trade receivables are carried at the original invoice amount less an estimate made for doubtful accounts. The allowance for doubtful accounts is based on management’s regular evaluation of individual customer receivables and consideration of a customer’s financial condition and credit history. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Interest is not charged on past due accounts.

Inventory

Inventory is stated at the lower of average cost (which approximates first in, first out) or market and consists primarily of finished goods. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s estimated forecast of product demand and production requirements.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over fifteen years or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred.

Trademarks

The costs incurred to acquire trademarks, which are active and relate to products with a definite life cycle, are amortized over the estimated useful life of fifteen years. Trademarks, which are active and relate to corporate identification, such as logos, are not amortized. Pending trademarks are capitalized and reviewed monthly for active status.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Lived Asset Impairment

The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based upon the anticipated future income and cash flow from operations and other factors, relevant in the opinion of the Company’s management, there has been no impairment.

Revenue Recognition

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer. The Company typically collects payment from a customer within 30 to 45 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products. The Company recognizes revenues when products are delivered to customers.

Returns Policy

The Company has a warranty policy that covers defects in workmanship. The Company also periodically accepts stock adjustments from certain customers. Stock adjustment returns are typically for new customers who are given the opportunity to ‘trade out’ of a style of product that does not sell in their territory, usually in exchange for another product. Historically, warranty returns have averaged 1% a year and stock adjustment returns have averaged approximately 0.75% of gross sales. The Company records an estimate for these returns at the time of sale.

Reserve for Warranty Returns
Reserve Balance 12/31/04	$15,000
Payments Recorded During the Period	(86,596)
(71,596)
Adjustment to Reserve for Pre-existing Liabilities	23,000
Accrual for New Liabilities During the Reporting Period	86,596

Reserve Balance 12/31/05	38,000
Payments Recorded During the Period	(186,097)
(148,097)
Adjustment to Reserve for Pre-existing Liabilities	34,000
Accrual for New Liabilities During the Reporting Period	186,097

Reserve Balance 12/31/06	$72,000

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 were $844,023 and $367,305, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

One customer accounted for approximately 17% of net sales for year ended December 31, 2006 and a different customer accounted for approximately 13% of net sales for year ended December 31, 2005.

Supplier Concentrations

One supplier, which is located overseas, accounted for approximately 68% of total purchases during the year ended December 31, 2006 and 82% of total purchases during the year ended December 31, 2005.

Loss Per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Year Ended December 31,
	2006	2005

Options outstanding under the Company’s stock option plans	5,003,343	2,584,000
Common Stock Warrants	10,454,522	749,079

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

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The significant components of the provision for income taxes for the years ended December 31, 2006 and 2005 were $800 and $800, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black Scholes Model”). At each period end, or when circumstances indicate that the Company reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on our financial statements.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. Management does not expect adoption of SFAS No. 156 to have a material impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management will evaluate the effect of this statement, if any, on its financial statements.

In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement amends Statement 87, FASB Statement No. 158, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, Statement 106, and FASB Statement No. 132(revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and other related accounting literature. Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. This statement is not applicable to us.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Inventory

At December 31, 2006 the Company had two classes of inventory - raw materials and finished goods.

December 31, 2006

Raw Materials	$183,940
Finished Goods	2,779,929
Total	$2,963,869

5.	Property and equipment

Property and equipment consisted of the following:

December 31, 2006
Computer hardware and software	$210,053
Furniture and equipment	122,003
Vehicle	46,280
Leasehold improvements	32,190

410,526
Less accumulated depreciation	(256,196)

Property and equipment, net	$154,330

Depreciation expense for the years ended December 31, 2006 and 2005 was $37,550 and $54,173, respectively.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Trademarks

Trademarks consisted of the following:

December 31, 2006

Trademarks	$82,399
Less: Accumulated amortization	(5,590)

Trademarks, net	$76,809

Trademarks consist of definite-lived trademarks of $37,804 and indefinite-lived trademarks of $29,606 at December 31, 2006. All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $2,819 and $1,382 for the years ended December 31, 2006 and 2005, respectively. The Company expects to amortize $3,320 in each of the next five years.

7.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2006:

December 31, 2006

Accounts payable	$607,961
Accrued inventory	246,622
Accrued rebates and co-op	207,522
Accrued bonus	164,000
Accrued expenses - other	599,410

Total accounts payable and accrued expenses	$1,825,515

8.	Note Payable and Bank Lines of Credit

Notes Payable

In October 2005, the Company obtained short term financing from Westrec Capital Partners, LLC. The amount of the note was $500,000. It matured at the earlier of 180 days or when the Company received an aggregate of $550,000 from the sale of equity securities. The Company received a 30-day extension of the maturity date to May 20, 2006. On May 9, 2006, the Registrant closed on a private placement financing of $7,321,191 of common stock. Proceeds from the Private Placement were used to retire the Note. The loan agreement also required the issuance of a warrant to purchase 400,000 shares of common stock at $0.56 per share. Westrec Capital Partners, LLC also agreed to extend its bridge financing loan to the Company for up to thirty (30) days under the same terms and conditions in exchange for a warrant for 100,000 shares of the Company’s common stock, exercisable at $1.00 per share.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The value of the 400,000 warrants was determined to be $291,368 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as equity in accordance with SFAS No. 133 and EITF 00-19. The value of the 100,000 warrants was determined to be $72,097 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as a warrant liability in accordance with SFAS No. 133 and EITF 00-19. At December 31, 2006 the Company revalued this liability with the following assumptions: risk free interest rate of 4.7%, volatility factor of 202.2%, five year life and zero dividends, and adjusted the current value of this warrant liability to $65,267.

Bank Lines of Credit

In March 2005 the Company renewed its senior secured loan facility with a third party bank. This agreement was scheduled to mature on May 30, 2006. On May 9, 2006, the Registrant closed on a private placement financing of $7,321,191 of common stock. Proceeds from the Private Placement were used to repay the balance outstanding on the loan facility.

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc. whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) eighty-five percent (85%) of the net amount of eligible accounts receivable and (ii) 50% of the value of eligible inventory, which amount shall not exceed the lesser of $1,000,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as Wells Fargo Century, Inc. shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months. As of December 31, 2006, total amount due to Wells Fargo Century was $1,563,678.

9.	Equity transactions

Common Stock

On January 13, 2006 the Company issued 46,609 shares of common stock to an investment banking firm in exchange for services. The services were valued at $35,000 and were based on a post-merger valuation of $0.75 per common share

During the three months ended March 31, 2006 the Company issued investment units consisting of 676,667 shares of common stock and rights to receive warrants to purchase 1,568,337 shares of common stock upon the closing of the Merger for an aggregate cash price of $507,500 pursuant to a subscription based sale at $0.75 per unit. The warrants were issued upon the closing of the Merger on May 9, 2006 at an aggregate exercise price of $0.75 per share. The value of the 1,568,334 warrants so issued was determined to be $1,136,883 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as equity in accordance with SFAS No. 133 and EITF 00-19.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 31, 2006 the Company issued 9,140 shares of common stock to a consultant in exchange for services. The services were valued at $6,779 and were based on a post merger valuation of $0.75 per common share. In May 2006 the Company employed this consultant as its Chief Financial Officer.

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

On November 15, 2006 the Company issued 86,291 shares of common stock upon the exercise of a stock option at an exercise price of $0.348.

On completion of the Merger on May 9, 2006, and at December 31, 2006, there were outstanding 29,619,992 shares and 30,064,060 shares, respectively, of common stock of the Registrant.

Warrant Activity

A summary of warrant activity is as follows:
	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2004	1,111,825	$0.21
Warrants expired	(323,518)	$0.18
Warrants exercised	(39,228)	$0.18
Warrants outstanding at December 31, 2005	749,079	$0.23
Warrants issued	10,072,852	$0.93
Warrants expired	(9,637)	$0.67
Warrants exercised	(357,772)	$0.19
Warrants outstanding at December 31, 2006	10,454,522	$0.91

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Based Compensation

Effective with the Company’s current fiscal year that began on January 1, 2006, the Company has adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “SHARE-BASED PAYMENTS” using the modified prospective application transition method.

For fiscal years prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES,” and related interpretations. The Company had adopted the disclosure provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “ACCOUNTING FOR STOCK-BASED COMPANSATION,” as amended by SFAS No. 148, “ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE,” an amendment of FASB Statement No. 123. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation for the year Ended December 31, 2005:

Twelve Months Ended December 31, 2005
Net loss as reported	$(1,080,256)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax effects	142,960
Pro Forma Net Loss	$(1,232,216)

Net loss per share - as reported Basic and diluted	$(0.07)
Net loss per share - pro forma Basic and diluted	$(0.08)

Ironclad California reserved 7,000,000 shares of its common stock for issuance to employees, directors and consultants under the 2000 Stock Incentive Plan, which the Company assumed in the Merger (“the 2000 Plan”). Under the 2000 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each stock option granted under either the 2000 or 2006 Plan is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on historical market prices of the Company’s common stock. The expected life of an option grant is based on management’s estimate. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

For stock options issued during the years ended December 31, 2006 and 2005, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	December 31, 2006	December 31, 2005
Risk free interest rate	5.12% - 5.16%	4.0% - 4.3%
Dividends	-	-
Volatility factor	170% - 185%	146%
Expected life	4 years	2-4 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2004	1,768,549	$0.35
Granted	988,033	$0.35
Exercised	(25,887)	$0.35
Cancelled/Expired	(146,695)	$0.35
Outstanding December 31, 2005	2,584,000	$0.35
Granted	2,511,134	$0.88
Exercised	(86,291)	$0.35
Cancelled/Expired	(5,500)	$1.05
Outstanding at December 31, 2006	5,003,343	$0.65
Exercisable at December 31, 2006	2,279,122	$0.42

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize information about stock options outstanding at December 31, 2006:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.19 - $0.35	2,497,709	7.11	$0.34	$811,970
$0.75 - $1.05	2,505,634	9.38	$0.95	$-0-

The following tables summarize information about stock options exercisable at December 31, 2006:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.19 - $0.35	2,050,190	6.86	$0.34	$667,717
$0.75 - $1.05	228,932	9.39	$1.05	$-0-

The Company recorded $616,698 of compensation expense for employee stock options during the year ended December 31, 2006. These compensation expense charges were recorded in the following operating expense categories, general and administrative - $495,117; sales and marketing - $87,444; research and development - $17,031; and operations - $17,106. There was a total of $1,808,210 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at December 31, 2006. This cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested during the year ended December 31, 2006 was $336,040.

10.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2006 and 2005 consisted of the following:

	2006	2005

Current	$800	$800
Deferred	-	-
Refund	(30,979)	-

	$(30,179)	$800

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2006 and 2005 as follows:

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2006	2005

Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.4)	(5.9)
Unrealized loss on financing activities	8.4
Return to provision adjustment	(7.1)
Change in valuation allowance	36.9	39.6
Other	0.2	0.3

Total	-%	-%

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all of the benefits of these deductible, differences, however the Company chooses to provide a 100% valuation allowance against its deferred tax asset.

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2006 consisted of the following:

2006
Deferred tax assets
Net operating loss carryforward	$2,122,888
Stock option expense	264,193
Allowance for doubtful accounts	11,138
Allowance for product returns	30,845
Accrued compensation	105,650
Inventory	51,408
Other	2,731
Valuation allowance	(2,411,566)

Total deferred tax assets	177,287
State tax	(177,287)

Total deferred tax liabilities	(177,287)

Net deferred tax assets/liabilities	$-

As of December 31, 2006, the Company had unused federal and state contribution carryovers of $6,374 that expire in 2009 through 2011.

As of December 31, 2006, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $4,992,000 and $4,932,000, respectively, that expire between 2009 and 2026.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Commitments and Contingencies

The Company leased its corporate office and warehouse under the terms of a non-cancelable operating lease, which expired September 30, 2005. Rent expense charged to operations under this operating lease was $68,551 for the year ended December 31, 2005.

On September 30, 2005, the lease for the corporate office and warehouse expired and the Company incurred a penalty for holdover of the lease of $3,831 through November 7, 2005. The Company relocated to a temporary facility for the remainder of the year. Rent expense for the balance of 2005 for this temporary facility was $13,500. Rent expense through June 30, 2006 for this temporary facility was $40,500.

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Future minimum monthly lease payments on this facility are $13,752. Rent expense for the year ended December 31, 2006 for this facility was $82,512.

The Company leased an office in Minnesota under the terms of a non-cancelable operating lease which expired June 30, 2005. Rent expense charged to operations under this lease was $6,880 for the year ended December 31, 2005. The Company did not renew the lease after June 30, 2005.

The Company has various non-cancelable operating leases for office equipment expiring through April 6, 2010. Equipment lease expense charged to operations under these leases was $6,290 and $8,355 for the years ended December 31, 2006 and 2005, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2007	166,926	7,431	174,357
2008	170,754	7,431	178,185
2009	174,738	7,101	181,839
2010	178,878	1,528	180,406
2011	84,480	-	84,480
Thereafter	-	-	-

	$775,776	$23,491	$799,267

Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004. Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then Ironclad California must pay Mr. Jaeger (a) all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date; and (b) a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1) year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers. The Separation Agreement requires Mr. Jaeger to sign a general release and non-competition agreement in order to receive the lump sum payment. For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Executive with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Board, in the sole discretion of the Board; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Legal Proceedings

Claim

On September 12, 2006, American Sports Group, Inc. (“ASG”), filed a lawsuit against the Company, including Ironclad California, and certain individuals, in the Superior Court of the State of California for the County of Los Angeles. ASG alleges that in 2002, Ironclad California agreed to issue, and did, in fact, issue to ASG a warrant to purchase 1,200,000 shares of Ironclad California common stock at $0.05 per share and a warrant to purchase 1,083,333 shares of Ironclad California common stock at $0.06 per share. ASG is seeking declaratory relief in the form of a determination as to validity of the warrants and its rights to exchange such warrants for warrants to purchase shares of the Company’s common stock pursuant to the terms of the Merger Agreement with Ironclad California. In the alternative, ASG is seeking specific performance of the alleged agreement to issue the warrants, and the issuance of warrants to purchase 517,746 shares of the Company’s common stock at $0.1157 per share, and 476,410 shares of common stock at a price of $0.1388 per share, which represent the number of warrants and exercise prices for which these warrants would have been exchanged pursuant to the Merger Agreement.

According to the Company’s records, the transactions pursuant to which the warrants were intended to be issued were never consummated, and the warrants were never issued. Any purported warrants that plaintiff possesses were issued without authorization, and therefore, are invalid and unenforceable. The Company believes ASG’s claims are without merit and the Company intends to vigorously defend against these claims.

To the extent ASG is successful in its claim, the Company agreed to cause the issuance of additional shares of the Registrant’s common stock to each of the investors in the private placement financing that occurred on May 9, 2006, and to each of the holders of the Registrant’s shares issued and outstanding immediately prior to the Merger, on a pro rata basis, in such a manner and in such amounts as would be necessary to adjust their respective ownership of the Registrant’s common stock as of the closing of the Private Placement financing and Merger for any dilution caused by the issuance of the warrants or any shares thereunder.

13.	Related Party Transactions

Colorado Venture Management Equity Fund V, Ltd., LLP (or “CVM”) entered into a Revolving Loan Agreement with Ironclad California in November 2000. The related Revolving Promissory Note was periodically amended and/or replaced until the loan was repaid in full on January 4, 2005. At no time did the principal amount borrowed from CVM exceed $624,000. On December 31, 2003 accrued interest of $174,452 was used by CVM to exercise 2,282,392 warrants to purchase preferred stock of Ironclad California in a cashless transaction. Mr. Bloomer, who is Chairman of the Board, is also the Chairman and Chief Executive Officer of Colorado Venture Management, Inc., which is the Managing Partner of CVM. Before our merger with Ironclad California, CVM held 29.83% of the issued and outstanding shares of Ironclad California. At August 22, 2006, CVM held approximately 16.8% of Ironclad California’s issued and outstanding shares, including warrants to purchase 415,782 shares of its common stock, a portion of which were issued in connection with the stockholder bridge financing transaction completed by Ironclad California in February 2006. These warrants are exercisable an exercise price per share of $0.75.

Index

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mr. Alderton, an Ironclad Board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP (“SAM”) which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.

Index

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A.	Controls and Procedures

Controls and Procedures

Members of the company’s management, including our Chief Executive Officer and President, Eduard Jaeger, and Chief Financial Officer, Thomas E. Walsh, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Jaeger and Walsh concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

Index

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age and position of each of our executive officers and directors as of March 9, 2007.

Name	Age	Position
R.D. Peter Bloomer	71	Chairman of the Board
Eduard Jaeger	46	Director, President and Chief Executive Officer
Thomas E. Walsh	58	Executive Vice President and Chief Financial Officer
Rhonda Hoffarth	46	Executive Vice President and Chief Operating Officer
Kent Pachl	40	Executive Vice President of Sales & Marketing
Thomas Kreig	59	Vice President of Finance and Secretary
Vane P. Clayton	48	Director
Scott Alderton	48	Director
Scott Jarus	51	Director

R. D. Peter Bloomer, Chairman of the Board

Mr. Bloomer assumed the role of Chairman of the Board in April 2003. He is the Chairman and Chief Executive Officer of Colorado Venture Management, Inc. and Managing Partner of CVM Equity Fund V, Ltd., LLP, which is Ironclad’s largest stockholder. Prior to the formation of CVM, Mr. Bloomer was Vice President of Marketing for Head Ski & Tennis, Vice President of Operations for Hanson Industries and spent 11 years with IBM Sales and Marketing. Mr. Bloomer has served on the Boards of Directors of multiple private companies.

Eduard Jaeger, Director, President, Chief Executive Officer & Founder

Mr. Eduard Jaeger founded Ironclad in 1998 and has served as a Director, President and Chief Executive Officer since that time. Mr. Eduard Jaeger has been Founder, co-Founder and President of a number of successful companies in the consumer products sector over a 20 year period. Prior to Ironclad, he developed extensive experience and expertise in innovative product design and development, overseas manufacturing, importing and exporting, sales and marketing, and forming worldwide distribution channels. Mr. Eduard Jaeger is the inventor of 6 U.S. patents and 2 patents pending, and has held executive positions in marketing and promotion.

Thomas E. Walsh, Executive Vice President & Chief Financial Officer

Mr. Walsh joined us effective May 1, 2006. Mr. Walsh has over 23 years of senior executive experience in the areas of finance and accounting, including private and public financing; investor relations; strategic planning; international business; mergers and acquisitions; organizational restructuring; and general management. Before joining Ironclad, Mr. Walsh served as Senior Vice President and Chief Financial Officer of Global Brand Marketing Inc. an international footwear wholesaler. Previously, Mr. Walsh served as Group Senior Vice President of the Broan NuTone Group of companies, an international manufacturer of residential building products. Prior to Broan NuTone, Mr. Walsh served as Chief Financial Officer of The Thermos Group of Companies, an international consumer products company and President of the North American Division and Chief Financial Officer of Tokheim Corporation, an NYSE listed international manufacturer of fluid and gas dispensing equipment. Mr. Walsh holds a Masters in Business Administration in Finance from DePaul University and a BS in Finance from the University of Illinois. Mr. Walsh is a Certified Public Accountant in the state of Illinois.

Index

Rhonda Hoffarth, Executive Vice President & Chief Operating Officer

Ms. Hoffarth was hired as our Executive Vice President & Chief Operating Officer in January 2003. Ms. Hoffarth has also previously served as Ironclad’s interim Chief Financial Officer. Ms. Hoffarth has over 20 years of experience in operations and finance with growing consumer product companies. Prior to joining Ironclad, she spent 9 years with Bell Sports, Inc. in various roles, including Vice President of Operations, North American, helping the company grow from $45 million in revenue to over $200 million. Subsequently, Ms. Hoffarth spent two years as the Senior Vice President of Operations for Targus, Inc., a $500 million developer of mobile accessories. Both Bell Sports and Targus source their finished products from Asia and have multiple sales channels (independent shops, regional and national accounts, big box accounts). Ms. Hoffarth received her Masters of Business Administration from the University of Southern California in 1992.

Kent Pachl, Executive Vice President of Sales & Marketing

Mr. Pachl joined us as our Vice President of Sales and Marketing in January 2005. Mr. Pachl has spent a total of 15 years in the consumer products and sporting goods industries with Dunlop/Maxfli Sports Corporation and more recently with Taylor Made-Adidas Golf Company. At Dunlop/Maxfli, he was Vice President of Sales and helped facilitate the sale of the company by consolidating multiple divisions into one group. During his tenure at Taylor Made-Adidas golf, he held various senior management roles in International Sales, Taylor Made equipment and the Adidas footwear and apparel division. Mr. Pachl possesses a Bachelors of Science degree in Business Finance.

Thomas Kreig, Vice President of Finance and Secretary

Mr. Kreig joined us as Vice President of Finance and Secretary in September 2002. Before joining Ironclad, Mr. Kreig spent 18 years serving as Controller and Vice President of Finance at companies in several different industries. Most recently he served as Controller for In-Flight Network, LLC, a developer of satellite-based broadband communications for airline passengers. Prior to In-Flight Network, Mr. Kreig served as Vice President of Finance for Network Courier Services, Inc. From 1983 to 1996, Mr. Kreig served as Controller and Chief Financial Officer for Triple L Distributing Co., Inc. and Controller and Treasurer for a medical diagnostic equipment company where he was instrumental in helping to successfully execute an initial public offering. He is a CPA and received his Masters of Business Administration from the University of Detroit in Detroit, Michigan.

Vane P. Clayton, Director

Mr. Clayton joined the Ironclad Board of Directors in March 2004. He is the CEO of KPA, LLC, an environmental and safety compliance service company. He has 19 years of experience successfully building high growth professional service and technology companies. Prior to KPA, Mr. Clayton was the President of ZOLL Data Systems, a subsidiary of ZOLL Medical (NASDAQ: ZOLL), and has 18 years of experience in successfully building high growth technology companies. Prior to ZOLL Data Systems, he was President of Troy Wireless (formerly listed on NASDAQ & now on the Over-the-Counter Bulletin Board TROY.PK), which manufactured hardware components in Asia that sold throughout the world. Mr. Clayton brings experience in directing public companies in high growth sales and marketing strategies; new product and channel development; fund raising; Sarbanes-Oxley Act of 2004, Section 404 compliance; strategic positioning; and building successful teams.

Scott Alderton, Director

Mr. Alderton joined the Board of Ironclad in August 2002. He is a Founder and Partner of the law firm Stubbs Alderton and Markiles, LLP and has over 21 years experience working with technology and emerging growth companies at all stages along their evolutionary path. He brings to the Board his expertise in securities law matters, capital formation, venture capital and financing transactions; mergers, acquisitions and divestitures; and the protection of copyrights, trademarks and trade secrets.

Index

Scott Jarus, Director

Mr. Jarus was appointed and elected as a director of our Company on May 18, 2006. Mr. Jarus is Chief Executive Officer of Cognition Technologies, Inc., an early-stage company located in Santa Monica, which is a developer of content search technology. From 2001 to 2005, Mr. Jarus was President and principal executive of j2 Global Communications, Inc. (NASDAQ: JCOM), a provider of outsourced, value-added messaging and communications services to individuals and companies throughout the world. Before joining Global Communications, Inc., from 1998 to 2001, Mr. Jarus was President and Chief Operating Officer for OnSite Access, a provider of building-centric integrated communications services. Mr. Jarus has 24 years of management experience in the telecommunications industry and served in various management positions and on the Board of Directors of various companies. In 2005, Mr. Jarus was named National Entrepreneur of the Year for Media/Entertainment/Communications by Ernst & Young (and Los Angeles Entrepreneur of the Year for Technology in 2004). He holds a Bachelor of Arts degree in Psychology and a Master of Business Administration degree from the University of Kansas.

Audit Committee of the Board of Directors

The Board of Directors currently has the following standing committees: Audit Committee and Compensation Committee.

The Audit Committee currently consists of Messrs. Clayton, Alderton and Jaeger. None of our current Audit Committee members is an audit committee financial expert, as defined in Item 401(e)(2) of Regulation S-B. Our Board of Directors currently has no independent director who qualifies as an audit committee expert. We intend to recruit new independent directors such that the independent directors on our Board may fulfill committee and independence requirements. The primary purposes of the Audit Committee are (i) to review the scope of the audit and all non-audit services to be performed by our independent auditors and the fees incurred by us in connection therewith, (ii) to review the results of such audit, including the independent accountants’ opinion and letter of comment to management and management’s response thereto, (iii) to review with our independent accountants our internal accounting principles, policies and practices and financial reporting, (iv) to engage our independent auditors and (v) to review our quarterly and annual financial statements prior to public issuance. The role and responsibilities of the Audit Committee are more fully set forth in a written Charter adopted by the Board of Directors. The Audit Committee was created by our Board effective May 18, 2006.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2006, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the following: Scott Alderton reported two late transactions on a Form 5, and Scott Jarus reported one late transaction on a Form 5.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. The Code of Ethics will be publicly filed with the SEC as an exhibit to this report. You may also request a copy of the Code of Ethics by writing or calling us at:

Index

Ironclad Performance Wear Corporation
Attn: Investor Relations
2201 Park Place, Suite 101
El Segundo, CA 90245
(310) 643-7800

Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

Item 10.	Executive Compensation

Summary Compensation Table

The following table sets forth, as to the Chief Executive Officer and as to each of the other two most highly compensated executive officers whose compensation exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to us in all capacities for our last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings (S)	All Other Compensation ($)		Total ($)
Eduard Jaeger	2006	193,424	150,000	(1)	-	480,000	-	-	7,200	(2)	833,624
Chief Executive Officer and Director	2005	175,000	-		-	69,033	-	-	7,200	(2)	251,233

Rhonda Hoffarth	2006	146,655	30,000	(1)	-	120,750	-	-	-		297,405
Executive Vice President and Chief Operating Officer	2005	140,000	-		-	-	-	-	-		140,000

Kent Pachl	2006	177,298	40,000		-	193,200	-	-	7,200	(2)	418,328
Executive Vice President of Sales and Marketing	2005	175,000	-		-	135,908	-	-	7,200	(2)	318,108

(1)	Represents payment of bonus for performance in 2005.

(2)	Represents an automobile allowance.

Index

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable

Eduard Jaeger (1)	43,146(2)	-	-	.35	5/9/11	-	-	-	-
	215,728(3)	-	-	.35	6/16/12
	30,718(4)	2,003(4)	-	.35	3/4/13
	431,455 (5)	1,335(5)	-	.35	3/31/14
	211,413 (6)	64,718(6)	-	.35	9/3/15
	-	500,000(7)	-	1.05	5/18/16

Rhonda Hoffarth	168,987 (8)	3,595(8)	-	.35	1/13/13	-	-	-	-
	13,483 (9)	8,090(9)	-	.35	6/22/14
	-	125,000(10)	-	1.05	5/18/16

Kent Pachl	183,368 (11)	183,369(11)	-	.35	1/3/15	-	-	-	-
	86,291 (12)	-	-	.35	9/2/15
	-	200,000(13)	-	1.05	5/18/16

(1)	Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004, the terms of which are described in Employment Contracts herein.
(2)
Mr. Jaeger was granted options to purchase 43,146 shares on 5/10/01, 25% vested on the first anniversary of the date of grant, and 1/24th of the remaining amount of shares vest at the end of each month thereafter.

(3)	Mr. Jaeger was granted options to purchase 215,728 shares on 1/14/03, 33.3% vested on June 15, 2003 and 1/24th of the remaining amount of shares vest at the end of each month thereafter.
(4)
Mr. Jaeger was granted options to purchase 32,053 shares on 3/3/03, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(5)	Mr. Jaeger was granted options to purchase 431,455 shares on 3/30/04, 100% vested on the date of grant.
(6)
Mr. Jaeger was granted options to purchase 276,131 shares on 9/2/05, 146,695 shares vested immediately and 50% of the remainder vests on each of the first and second anniversary of the effective date of grant.

(7)
Mr. Jaeger was granted options to purchase 500,000 shares on 5/18/06, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(8)
Ms. Hoffarth was granted options to purchase 172,582 shares on 1/14/03, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(9)
Ms. Hoffarth was granted options to purchase 21,573 shares on 6/22/04, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(10)
Ms. Hoffarth was granted options to purchase 125,000 shares on 5/18/06, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(11)
Mr. Pachl was granted options to purchase 366,737 shares on 1/4/05, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(12)	Mr. Pachl was granted options to purchase 86,291 shares on 9/2/05, 100% vested as of the date of grant.
(13)
Mr. Pachl was granted options to purchase 200,000 shares on 5/18/06, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2006.

Index

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

R.D. Peter Bloomer	8,750	-	155,807(3)	-	-	-	164,557

Eduard Jaeger	-	-	-	-	-	-	-

Scott Alderton (1)	8,750	-	30,771(4)		-	-	39,521

Vane Clayton	8,750	-	30,771(5)	-	-	-	39,521

Scott Jarus	5,000	-	72,450(6)	-	-	-	77,450

(1) Fees and option awards granted to Mr. Alderton are made to the law firm, Stubbs Alderton and Markiles, LLP, of which he is a partner.

(2) Effective January 1, 2007 fees paid to non-employee directors were increased to $25,000 annually.

(3) The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 290,728.

(4) The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 161,291.

(5) The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 161,291.

(6) The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 75,000.

In 2006, non-employee directors of Ironclad California receive $2,500 per quarter for attending meetings and serving on Ironclad California’s Board of Directors. Since April 2000, non-employee directors of Ironclad California have each received options to purchase 300,000 shares of Ironclad California common stock upon their appointment to the Board. We expect to continue the practice of compensating our directors with options to purchase our common stock going forward. Compensation payable to non-employee directors may be adjusted from time to time, as approved by our Board of Directors, and was increased to $25,000 beginning January 1, 2007.

Employment Contracts

Except as described in this section, Ironclad California is not party to any employment agreements with any of its executive officers.

Index

Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004. Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then Ironclad California must pay Mr. Jaeger (a) all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date; and (b) a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1) year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers. The Separation Agreement requires Mr. Jaeger to sign a general release and non-competition agreement in order to receive the lump sum payment. For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Executive with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Board, in the sole discretion of the Board; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages.

Indemnification of Directors and Executive Officers and Limitation of Liability

We are a Nevada Corporation. The Nevada Revised Statutes and certain provisions of our Bylaws under certain circumstances provide for indemnification of our officers, directors and controlling persons against liabilities which they may incur in such capacities. A summary of the circumstances in which such indemnification is provided for is contained herein, but this description is qualified in its entirety by reference to our bylaws and to the statutory provisions.

In general, any officer, director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person’s actions were in good faith, were believed to be in our best interest, and were not unlawful. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of the Board of Directors, by legal counsel, or by a vote of the stockholders, that the applicable standard of conduct was met by the person to be indemnified.

The circumstances under which indemnification is granted in connection with an action brought on our behalf is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. In such actions, the person to be indemnified must have acted in good faith and in a manner believed to have been in our best interest, and have not been adjudged liable for negligence or misconduct.

Indemnification may also be granted pursuant to the terms of agreements which may be entered in the future or pursuant to a vote of stockholders or directors. The statutory provision cited above also grants us the power to purchase and maintain insurance which protects our officers and directors against any liabilities incurred in connection with their service in such a position, and such a policy may be obtained by us.

We are entering into indemnification agreements with our directors and executive officers.

Index

A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan was adopted on September 18,, 2006 and became effective on January 12, 2007. A total of 4,250,000 shares of common stock have been reserved for issuance upon exercise of awards granted under the 2006 Stock Incentive Plan. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2006 Stock Incentive Plan.

Our 2006 Stock Incentive Plan will terminate after 10 years from the date on which our board approved the plan, unless it is terminated earlier by our board. The plan authorizes the award of stock options and stock purchase grants.

Our 2006 Stock Incentive Plan will be administered by the Board of Directors of the Company or the Compensation Committee as determined by the Board of Directors or otherwise permitted under the 2006 Stock Incentive Plan. The Board of Directors has the authority to select the eligible participants to whom awards will be granted, to determine the types of awards and the number of shares covered and to set the terms, conditions and provisions of such awards, to cancel or suspend awards under certain conditions, and to accelerate the exercisability of awards. The Board of Directors will be authorized to interpret the 2006 Stock Incentive Plan, to establish, amend, and rescind any rules and regulations relating to the plan, to determine the terms of agreements entered into with recipients under the plan, to make all other determinations that may be necessary or advisable for the administration of the 2006 Stock Incentive Plan. The Company’s Board of Directors may at its discretion delegate the responsibility for administering the plan to any committee or subcommittee of the Board of Directors.

The exercise price per share of common stock purchasable under any stock option will be determined by the Company’s Board of Directors, but cannot in any event be less than 100% of the fair market value of the common stock on the date the option is granted. The Board of Directors will determine the term of each stock option (subject to a maximum of 10 years) and each option will be exercisable pursuant to a vesting schedule determined by the Board of Directors. The grants and the terms of ISOs will be restricted to the extent required for qualification as ISOs by the U.S. Internal Revenue Code of 1986, as amended, or the Code. Subject to approval of the Board of Directors, options may be exercised by payment of the exercise price in cash, shares of common stock, which have been held for at least six months, or pursuant to a “cashless exercise” through a broker-dealer under an arrangement approved by the Company. The Board of Directors may require the grantee to pay to the Company any applicable withholding taxes that the company is required to withhold with respect to the grant or exercise of any award. The withholding tax may be paid in cash or, subject to applicable law, the Board of Directors may permit the grantee to satisfy these obligations by the withholding or delivery of shares of common stock. The Company may withhold from any shares of common stock that may be issued pursuant to an option or from any cash amounts otherwise due from the company to the recipient of the award an amount equal to such taxes.

Index

Stock purchase rights are generally treated similar to stock options with respect to exercise/purchase price, exercisability and vesting.

In the event of any change affecting the shares of common stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distribution to shareholders other than cash dividends, the Board of Directors will make such substitution or adjustment in the aggregate number of shares that may be distributed under the 2006 Stock Incentive Plan and in the number and option price (or exercise or purchase price, if applicable) as it deems to be appropriate in order to maintain the purpose of the original grant.

No option will be assignable or otherwise transferable by the grantee other than by will or the laws of descent and distribution and, during the grantee’s lifetime, an option may be exercised only by the grantee.

If a grantee’s service to the company terminates on account of death, disability or retirement, then the grantee’s unexercised options, if exercisable immediately before the grantee’s death, disability or retirement, may be exercised in whole or in part, not later than one year after this event. If a grantee’s service to the company terminates for cause, then the grantee’s unexercised option terminates effective immediately upon such termination. If a grantee’s service to the Company terminates for any other reason, then the grantee’s unexercised options, to the extent exercisable immediately before such termination, will remain exercisable, and may be exercised in whole or in part, for a period of three months after such termination of employment

Under the 2006 Stock Incentive Plan, the occurrence of a “Change in Control” can affect options and other awards granted under the plan. Generally, the 2006 Stock Incentive Plan defines a “Change in Control” to include the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 80% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after the merger, consolidation or other reorganization is owned, directly or indirectly, by persons who were not shareholders of the Company immediately before the merger, consolidation or other reorganization, except that in making the determination of ownership by the shareholders of the Company, immediately after the reorganization, equity securities that persons own immediately before the reorganization as shareholders of another party to the transaction will be disregarded. For these purposes voting power will be calculated by assuming the conversion of all equity securities convertible (immediately or at some future time) into shares entitled to vote, but not assuming the exercise of any warrants or rights to subscribe to or purchase those shares. “Change in Control” also includes the sale, transfer or other disposition of all or substantially all of the Company’s assets. A transaction will not constitute a Change in Control if its sole purpose is to change the state of the Company’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction.

If a “Change in Control” were to occur, the Board of Directors would determine, in its sole discretion, whether to accelerate any unvested portion of any option grant. Additionally, if a Change in Control were to occur, any agreement between the Company and any other party to the Change in Control could provide for (1) the continuation of any outstanding awards, (2) the assumption of the 2006 Stock Incentive Plan or any awards by the surviving corporation or any of its affiliates, (3) cancellation of awards and substitution of other awards with substantially the same terms or economic value as the cancelled awards, or (4) cancellation of any vested or unvested portion of awards, subject to providing notice to the option holder.

Index

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of February 28, 2007 by:

•	each of the executive officers listed in the summary compensation table;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options from the Company that are currently exercisable or exercisable within 60 days of February 28, 2007 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 30,064,060 shares of our common stock outstanding on February 28, 2007. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Ironclad Performance Wear Corporation, 2201 Park Place, Suite 101, El Segundo, California 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:

Eduard Jaeger (1)	4,683,051	15.6%
Director, Chief Executive Officer
Thomas Walsh(2)	513,461	1.7%
Executive Vice President, Chief Financial Officer
Rhonda Hoffarth (3)	219,450
Executive Vice President, Chief Operating Officer		*
Kent Pachl(4)	300,221
Executive Vice President Sales & Marketing		*
Thomas Kreig (5)	131,226
Vice President of Finance, Secretary		*

Index

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

R.D. Peter Bloomer(6)	230,546	*
Director
Vane B. Clayton (7)	209,277	*
Director
Scott Alderton	271,579	*
Director
Scott Jarus (8)	95,417	*
Directors and officers as a group (9 persons) (9)	6,654,228	22.1%

5% Stockholders:
CVM Equity Fund V Ltd., LLP (10)	5,052,176	16.8%
Context Capital Management LLC (11)	4,119,885	13.7%
Liberty View Capital Management Inc. (12)	3,495,001	11.6%

___________________________

*	Less than 1%

(1)
Includes (i) 990,272 shares of common stock held by Jaeger Family, LLC, of which Eduard Jaeger is a member and over which Eduard Jaeger has voting and investment power, and (ii) 933,795 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February28, 2007.

(2)
Includes 154,516 shares of common stock reserved for issuance upon exercise of warrants currently exercisable, and 268,792 shares of common stock reserved for issuance upon exercise of options which currently are exercisable or will become exercisable within 60 days of February 28, 2007

(3)	Includes 187,863 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2007.

(4)	Consists of 300,221 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2007.

(5)	Includes 91,741 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2007.

(6)	Consists of 230,546 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2007.

(7)	Includes of 158,637 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2007.

(8)	Includes 68,750 shares of common stock reserved fro issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2007.

(9)
Consists of (i) 4,259,367 shares of common stock, (ii) 154,516 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable, and (ii) 2,240,345 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2007.

(10)
Includes 415,782 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which currently are exercisable. Mr. Bloomer, our Chairman of the Board, is also the Chairman and Chief Executive Officer of Colorado Venture Management, Inc., which is the Managing Partner of CVM. Mr. Bloomer disclaims beneficial ownership of the securities held by this stockholder.

(11)
Consists of (i) 204,273 and 1,915,611 shares of common stock held by Context Advantage Fund LP and Context Offshore Advantage Fund, Ltd., respectively, and (ii) warrants to purchase 208,551 and 1,791,450 shares of common stock held by Context Advantage Fund LP and Context Offshore Advantage Fund, Ltd., respectively. Context Capital Management LLC maintains voting and investment power over these shares.

(12)
Consists of (i) 265,987, 1,063,997, and 665,017 shares of common stock held by LibertyView Special Opportunities Fund, LP, LibertyView Funds, LP, and Trust D (for a portion of the assets of Kodak Retirement Income Plan) respectively, and (ii) warrants to purchase 200,000 and 800,000 and 500,000 shares of common stock held by LibertyView Special Opportunities Fund, LP, LibertyView Funds, LP, and Trust D (for a portion of the assets of Kodak Retirement Income Plan) respectively. LibertyView Capital Management Inc. maintains voting and investment power over these shares.

Index

Equity Compensation Plan Information

The following table sets forth information concerning the Company’s equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,497,709	(1)	$0.35	0

Equity compensation plans not approved by security holders	3,188,946	(2)	$0.93	2,604,501

Total	5,686,655		$0.67	2,604,501

(1)	This number represents options assumed in connection with the merger with Ironclad California.

(2)
This number represents (a) stock options to purchase 860,135 shares of Company common stock which were granted outside the 2006 Stock Incentive Plan to an officer of the Company on May 9, 2006, after the closing of the merger with Ironclad California, (b) warrants to purchase 683,312 shares of Company common stock which were issued to one of the placement agents in the Company’s private placement in exchange for services and (c) stock options to purchase 1,645,499 shares of Company common stock under the 2006 Stock Incentive Plan.

The options issued outside of the 2006 Stock Incentive Plan are exercisable at an exercise price of $0.75 per share, and will expire on May 8, 2016 and vest over a four year period as follows: 25% of the underlying shares will vest on January 19, 2007, and 1/36th of the remaining amount of the shares will vest at the end of each month thereafter.

Brean Murray Carret & Co. (or Brean Murray) acted as one of the co-placement agents in connection with our private placement financing. We issued to Brean Murray warrants to purchase 390,464 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 292,848 shares of our common stock at an exercise price of $1.00 per share. The warrants are immediately exercisable and have a term of 5 years.

On May 18, 2006, the Company granted to certain officers, directors and employees of the Company options to purchase 1,650,999 shares of Company common stock under the 2006 Stock Incentive Plan at an exercise price of $1.05 per share, including options to purchase 299,999 shares of Company common stock that were granted to non-employee directors of the Company. Of these 5,500 have reverted to the Plan upon the termination of two grantees. The options granted to non-employee directors of the Company expire on May 17, 2016, and vest in equal increments on a monthly basis over the 12 month period following May 18, 2006, other than options to purchase 129,437 shares, which were fully vested on the date grant. The remaining options granted to officers, directors and employees expire on May 17, 2016 and vest on the following schedule: 25% of the underlying shares will vest on the first anniversary of the effective date of the grant, and 1/36th of the remaining amount of the shares will vest at the end of each month thereafter. The 2006 Stock Incentive Plan was approved by the Company’s stockholders on January 12, 2007.

Index

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Officers and Directors

Colorado Venture Management Equity Fund V, Ltd., LLP (or “CVM”) entered into a Revolving Loan Agreement with Ironclad California in November 2000. The related Revolving Promissory Note was periodically amended and/or replaced until the loan was repaid in full on January 4, 2005. At no time did the principal amount borrowed from CVM exceed $624,000. On December 31, 2003 accrued interest of $174,452 was used by CVM to exercise 2,282,392 warrants to purchase preferred stock of Ironclad California in a cashless transaction. Mr. Bloomer, who is Chairman of the Board, is also the Chairman and Chief Executive Officer of Colorado Venture Management, Inc., which is the Managing Partner of CVM. Before our merger with Ironclad California, CVM held 29.83% of the issued and outstanding shares of Ironclad California. At August 22, 2006, CVM held approximately 16.8% of Ironclad California’s issued and outstanding shares, including warrants to purchase 415,782 shares of its common stock, a portion of which were issued in connection with the stockholder bridge financing transaction completed by Ironclad California in February 2006. These warrants are exercisable an exercise price per share of $0.75.

Mr. Alderton, an Ironclad Board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP (“SAM”) which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became the primary legal counsel to us upon closing of the merger with Ironclad California on May 9, 2006.

Index

Director Independence

Our board of directors currently consists of five members: currently consists of Messrs. Bloomer (Chairman), Jaeger (CEO), Clayton, Alderton and Jarus. Each director serves until our next annual meeting or until his or her successor is duly elected and qualified.

The Board of Directors currently has the following standing committees: Audit Committee and Compensation Committee. We do not have a separately designated nominating committee of our board of directors and the functions customarily designated to such committee are performed by our full Board of Directors.

The Audit Committee currently consists of Messrs. Clayton, Alderton and Jaeger. None of our current Audit Committee members is an audit committee financial expert, as defined in Item 401(e)(2) of Regulation S-B. Our Board of Directors currently has no independent director who qualifies as an audit committee expert. We intend to recruit new independent directors such that the independent directors on our Board may fulfill committee and independence requirements.

The Compensation Committee currently consists of Messrs. Bloomer, Jarus and Jaeger.

We are not a “listed issuer” under SEC rules and are therefore not required to have separate committees comprised of independent directors. We have, however, determined that neither Messrs. Bloomer, Clayton and Jarus are “independent” as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

Index

Item 13.	Exhibits and Financial Statement Schedules.

(a)	The following exhibits are filed herewith:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger between Ironclad Performance Wear Corporation and Europa Trade Agency Ltd., dated April 20, 2006 (1)

3.1	Articles of Incorporation of the Registrant (2)

3.2	Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006 (3)

3.3	Articles of Merger effecting a name change to Ironclad Performance Wear Corporation (3)

3.4	Bylaws (2)

4.1	Form of Warrant issued to Investors in Private Placement (3)

10.1	Form of Subscription Agreement between the Registrant and certain investors, dated May 10, 2006 (3)

10.2	Form of Subscription Agreement between the Registrant and certain investors, dated May 9, 2006 (3)

10.3	Form of Lock-Up Agreement between the Registrant and certain shareholders, dated May 9, 2006 (3)

10.4	Form of Lock-Up Agreement between the Registrant and certain shareholders, dated May 9, 2006 (3)

10.5	Form of Indemnification Agreement (4)

10.6	Factoring Agreement by and between Ironclad Performance Wear Corporation and Wells Fargo Century, Inc., effective September 15, 2006. (5)

10.7	Letter of Credit and Security Agreement by and between Ironclad Performance Wear Corporation and Wells Fargo Century, Inc., effective September 15, 2006. (5)

10.8	Amendment Number One to Factoring Agreement by and between Ironclad Performance Wear Corporation and Wells Fargo Century, Inc., effective November 21, 2006. (6)

10.9	Separation Agreement between Eduard Jaeger and Ironclad Performance Wear Corporation, a California corporation (3)

10.10
Standard Industrial/Commercial Single-Tenant Lease by and between Faith Pearlman, Trustee of the Jerome M. Pearlman and Faith Pearlman Trust II, and Ironclad Performance Wear Corporation, a California corporation, dated October 12, 2005, as amended (3)

Index

Exhibit Number	Exhibit Title

10.11
Standard Industrial/Commercial Multi-Tenant Lease by and between Park/El Segundo Partners, LLC, and Ironclad Performance Wear Corporation, a California corporation, dated September 12, 2005, as amended (3)

10.12	Business Loan Agreement (Asset Based) in the principal amount of $250,000, by and between Ironclad Performance Wear Corporation, a California corporation, and Alliance Bank, dated March 31, 2005 (3)

10.13	Business Loan Agreement (Asset Based) in the principal amount of $1,000,000, by and between Ironclad Performance Wear Corporation, a California corporation, and Alliance Bank, dated March 31, 2005 (3)

21.1	Subsidiaries of the Registrant (3)

23.2	Consent of Singer Lewak Greenbaum & Goldstein LLP

24.1	Power of Attorney (included on signature page)(4)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to our Quarterly Report on Form 10-QSB filed May 12, 2006.
(2) Incorporated by reference to our Registration Statement on Form SB-2, filed September 3, 2006.
(3) Incorporated by reference to our Current Report on Form 8-K filed May 12, 2006.
(4) Incorporated by reference to the initial Registration Statement on Form SB-2 dated June 23, 2006 (File No. 333-135288).
(5) Incorporated by reference to our Current Report on Form 8-K filed September 21, 2006.
(6) Incorporated by reference to our Current Report on Form 8-K filed November 28, 2006.

(b)	Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

Index

Item 14.	Principal Accountant Fees and Services

Singer Lewak Greenbaum & Goldstein LLP is our principal independent public accounting firm. All audit work was performed by the full time employees of Singer Lewak Greenbaum & Goldstein LLP. Our Audit Committee approves in advance, all services performed by Singer Lewak Greenbaum & Goldstein LLP. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

Audit Fees

Fees for audit services totaled approximately $169,807 and $228,437 for the years ended December 31, 2006 and 2005, respectively, including fees associated with the annual audit, and reviews of our quarterly reports on Form 10-QSB.

Audit-Related Fees

Fees for audit-related services totaled approximately $64,688 and $0 for the years ended December 31, 2006 and 2005, respectively. Audit-related services principally include due diligence in connection with acquisitions, financing transactions, and accounting consultations.

Tax Fees

Fees were incurred totaling approximately $10,726 and $3,397 during the years ended December 31, 2006 and 2005, respectively for tax services, including for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were incurred during the years ended December 31, 2006 and 2005 for services provided by Singer Lewak Greenbaum & Goldstein LLP, except as described above.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 16, 2007		/s/ Thomas E. Walsh
	By:	Thomas E. Walsh
	Its:	Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Ironclad Performance Wear Corporation do hereby constitute and appoint Eduard Jaeger and Thomas E. Walsh, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eduard Jaeger	President and Chief Executive	March 16 , 2007
Eduard Jaeger	Officer and Director (Principal Executive Officer)

/s/ Thomas E. Walsh	Executive Vice President	March 16, 2007
Thomas E. Walsh	& Chief Financial Officer (Principal Financial Officer)

/s/ Scott Alderton	Director	March 16, 2007
Scott Alderton

/s/ R.D. Peter Bloomer	Director	March 16, 2007
R.D. Peter Bloomer

/s/ Vane Clayton	Director	March 16, 2007
Vane Clayton

/s/ Scott Jarus	Director	March 16, 2007
Scott Jarus