Form 10QSB
period 2007-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2007-05-15
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

Commission File Number: 0-16075

IRONCLAD PERFORMANCE WEAR CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	95-4762694
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2201 Park Place, Suite 101
El Segundo, CA 90245
(Address of principal executive offices)

(310) 643-7800
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2007, 30,126,560 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒.

TABLE OF CONTENTS

			Page
PART I	Financial Information

Item 1.	Financial Statements

	a.	Consolidated Balance Sheet as of March 31, 2007	1

	b.	Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006	2

	c.	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006	3

	d.	Notes to Consolidated Financial Statements	4 - 17

Item 2.	Management’s Discussion and Analysis or Plan of Operation		18 -34

Item 3.	Controls and Procedures		35

PART II	Other Information

Item 1.	Legal Proceedings		36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		36

Item 4.	Submission of Matters to a Vote of Security Holders		36

Item 6.	Exhibits		37

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEET
(unaudited)

March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$835,754
Accounts receivable net of allowance for doubtful accounts of $26,000	1,696,806
Inventory, net of allowance of $100,000	2,905,301
Prepaid and other	144,551
Total current assets	5,582,412

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	232,860
Vehicles	46,280
Office equipment and furniture	125,696
Leasehold improvements	32,190
Less: accumulated depreciation	(268,949)
Total property, plant and equipment, net	168,077

Trademarks, net of $6,467 of accumulated amortization	78,692
Deposits	21,904
Total Assets	$5,851,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$348,684
Accrued expenses	646,692
Line of credit	1,796,131
Current portion of capital lease	3,591
Total current liabilities	2,795,098

LONG TERM LIABILITIES
Long term portion of capital lease obligations	674
Fair value of warrant liability	44,704
Total Liabilities	2,840,476

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 million shares authorized; 30,064,060 shares issued and outstanding	30,008
Additional paid-in capital	11,384,052
Accumulated deficit	(8,403,451)
Total Stockholders’ Equity	3,010,609
Total Liabilities and Stockholders’ Equity	$5,851,085

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006

REVENUES
Net sales	$1,849,932	$1,790,186

COST OF SALES
Cost of sales	925,380	1,082,943

GROSS PROFIT	924,552	707,243

OPERATING EXPENSES
General and administrative	944,859	563,798
Sales and marketing	893,936	522,495
Research and development	101,680	58,565
Operations	149,875	92,237
Depreciation and amortization	14,947	7,269

Total operating expenses	2,105,297	1,244,364

LOSS FROM OPERATIONS	(1,180,745)	(537,121)

OTHER INCOME (EXPENSE)

Interest expense	(38,563)	(53,377)
Interest income	22,273	-
Change in fair value of warrant liability	20,564	-
Other income (expense), net	885	(723)
Total other income (expense)	5,159	(54,100)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,175,586)	(591,221)

PROVISION FOR INCOME TAXES	-	800

NET LOSS	$(1,175,586)	$(592,021)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,064,060	15,565,280

See Notes to Condensed Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,175,586)	$(592,001)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	-	2,000
Depreciation	14,070	6,654
Amortization	877	615
Change in fair value of warrant liability	(20,564)	-
Loan costs	-	11,849
Non-cash compensation:
Common stock issued for services	-	41,779
Stock option expense	193,906	27,408
Changes in operating assets and liabilities:
Receivables	326,986	536,002
Inventory	58,568	(584,618)
Deposits on inventory	61,555	(207,046)
Deposits	450	-
Prepaid and other	(7,624)	(14,642)
Accounts payable and accrued liabilities	(830,139)	447,408

Net cash flows provided by (used in) operating activities	(1,377,501)	(324,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(27,816)	(5,564)
Investment in trademarks	(2,760)	-
Net cash flows used in investing activities	(30,576)	(5,564)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	507,500
Proceeds from bank line of credit	3,089,485	(183,376)
Payments on bank line of credit	(2,857,032)	-
Payments on capital leases	(788)	(641)
Net cash flows provided by (used in) financing activities	231,665	323,483

NET DECREASE IN CASH	(1,176,412)	(6,673)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	2,012,166	29,573
CASH AND CASH EQUIVALENTS END OF PERIOD	$835,754	$22,900

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$38,563	$53,484
Income taxes	-	800

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1.      Description of Business.

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Our customers are primarily hardware and lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers. The Company has received two patents and has three patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 33 registered US trademarks, 10 registered international trademarks and 20 in-use US trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

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

3.      Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10Q-SB and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 9, 2007.

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

Revenue Recognition

The Company generally recognizes revenue when products are shipped to the customer and collection is reasonably assured. Revenue is recorded net of estimated returns, rebates and co-op offered to its customers. A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer. The Company typically collects payment from a customer within 30 to 45 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership generally passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products. The Company recognizes revenues when products are delivered to customers.

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

Reserve for Warranty Returns

Reserve Balance 12/31/06	$72,000
Payments Recorded During the Period	(169,110)
(97,110)
Accrual for New Liabilities During the Reporting Period	162,110

Reserve Balance 3/31/07	$65,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the quarters ended March 31, 2007 and 2006 were $183,343 and $147,332, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

No customer accounted for more than 10% of net sales for the quarter ended March 31, 2007 and one customer accounted for approximately 14% of net sales for the quarter ended March 31, 2006.

Supplier Concentrations

One supplier, which is located overseas, accounted for approximately 52% of total purchases during the quarter ended March 31, 2007 and 70% of total purchases during the quarter ended March 31, 2006.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Quarter
	Ended March 31,
	2007	2006
Options outstanding under the Company’s stock option plans	5,107,332	2,584,000
Common Stock Warrants	10,454,522	2,312,968

Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. The implementation of FIN 48 has not caused the Company to recognize any changes in its identified tax positions. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

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

The significant components of the provision for income taxes for the quarters ended March 31, 2007 and 2006 were $-0- and $800, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently assessing the impact SFAS 159 on its consolidated financial statements.

Effective January 1, 2007, the Company adopted FSP No, FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, (“FSP FIN-48-1”), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

4.        Inventory

At March 31, 2007 the Company had two classes of inventory - raw materials and finished goods. Inventory is shown net of a provision of $100,000 at March 31, 2007.

March 31, 2007

Raw Materials	$68,512
Finished Goods	2,836,789
Total	$2,905,301

5.   Property and equipment

Property and equipment consisted of the following:

March 31,
2007

Computer hardware and software	$232,860
Furniture and equipment	125,696
Vehicle	46,280
Leasehold improvements	32,190

437,026
Less accumulated depreciation	(268,949)

Property and equipment, net	$168,077

Depreciation expense for the quarters ended March 31, 2007 and 2006 was $14,070 and $6,654, respectively.

6.    Trademarks and Patents

Trademarks consisted of the following:

March 31,
2007

Trademarks	$70,410
Patents	14,749
Less: Accumulated amortization	(6,467)

Trademarks, net	$78,692

Trademarks and patents consist of definite-lived trademarks and patents of $50,557 and indefinite-lived trademarks and patents of $34,602 at March 31, 2007. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $877 and $615 for the quarters ended March 31, 2007 and 2006, respectively.

7.   Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2007:

March 31, 2007
Accounts payable	$348,684
Accrued inventory	63,431
Accrued rebates and co-op	54,460
Accrued bonus	101,748
Accrued expenses - other	427,053

Total accounts payable and accrued expenses	$995,376

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

The value of the 400,000 warrants was determined to be $291,368 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as equity in accordance with SFAS No. 133 and EITF 00-19. The value of the 100,000 warrants was determined to be $72,097 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as a warrant liability in accordance with SFAS No. 133 and EITF 00-19, and due to the fact that the Company is obligated to maintain the registration of these warrants for a period of one year from the original registration date of October 2, 2006. At March 31, 2007 the Company revalued this liability with the following assumptions: risk free interest rate of 4.5%, volatility factor of 205.6%, five year life and zero dividends, and adjusted the current value of this warrant liability to $44,704.

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc. whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) eighty-five percent (85%) of the net amount of eligible accounts receivable and (ii) 50% of the value of eligible inventory, which amount shall not exceed the lesser of $1,000,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as Wells Fargo Century, Inc. shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months. As of March 31, 2007, total amount due to Wells Fargo Century was $1,796,131.

9.        Equity transactions

Common Stock

The Company did not issue any shares during the quarter ended March 31, 2007. There were 30,064,060 shares of common stock of the registrant outstanding at March 31, 2007.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2006	10,454,522	$0.91
Warrants outstanding at March 31, 2007	10,454,522	$0.91

Stock Based Compensation

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

There were no stock options issued during the quarter ended March 31, 2006. For stock options issued during the quarter ended March 31, 2007, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

March 31, 2007
Risk free interest rate	4.79%
Dividends	-
Volatility factor	203%
Expected life	4 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	5,003,343	$0.65
Granted	168,000	$0.67
Exercised	-	-
Cancelled/Expired	(64,011)	$0.33
Outstanding at March 31, 2007	5,107,332	$0.65
Exercisable at March 31, 2007	2,333,567	$0.49

The following tables summarize information about stock options outstanding at March 31, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.19 - $0.35	2,433,698	6.91	$0.35	$279,350
$0.67 - $1.05	2,673,634	9.17	$0.93	$-0-

The following tables summarize information about stock options exercisable at March 31, 2007:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.19 - $0.35	2,051,995	6.70	$0.34	$236,470
$0.67 - $1.05	281,572	9.16	$1.04	$-0-

The Company recorded $193,906 and $27,408 of compensation expense for employee stock options during the quarters ended March 31, 2007 and 2006, respectively. These compensation expense charges were recorded in the following operating expense categories for 2007 and 2006 respectively, general and administrative - $137,277 and $19,298; sales and marketing - $34,864 and $7,714; research and development - $14,669 and $135; and operations - $7,096 and $261. There was a total of $1,722,305 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2007. This cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the quarter ended March 31, 2007 was $55,073.

10.      Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. The implementation of FIN 48 has not caused the Company to recognize any changes in its identified tax positions.

The Company has not incurred any interest or penalties related to unrecognized tax benefits through March 31, 2007.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various states. Management believes that its position relative to tax assets and liabilities is adequate for all open years based on its assessment of many factors including past experience and interpretation of tax law. As such, the Company has not recorded an adjustment to opening retained earnings related to uncertain tax positions.

Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

The company is no longer subject to U.S. federal or state income tax examinations by tax authorities for the years before 2002. Although the timing of any audits and their resolution is highly uncertain, The Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next twelve months. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarter ended March 31, 2007 as follows:

March 31, 2007

Statutory regular federal income benefit rate	(34.0)%
State income taxes, net of federal benefit	(4.8)
Change in valuation allowance	38.8
Total	-%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize all of the benefits of these deductible, differences, however the Company chooses to provide a 100% valuation allowance against its deferred tax asset.

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at March 31, 2007 consisted of the following:

2007
Deferred tax assets
Net operating loss carryforward	$2,558,260
Stock option expense	347,262
Allowance for doubtful accounts	11,138
Allowance for product returns	27,846
Accrued compensation	89,163
Inventory	42,840
Other	3,135
Valuation allowance	(2,867,943)

Total deferred tax assets	211,701

Deferred tax liabilities
State tax	(211,701)

Total deferred tax liabilities	(211,701)

Net deferred tax assets/liabilities	$-

As of March 31, 2007, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2009 through 2011.

As of March 31, 2007, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of $6,009,000 and $5,980,000, respectively, that expire between 2009 and 2027.

11.     Commitments and Contingencies

The Company was located in a temporary facility during the quarter ended March 31, 2006. Rent expense for this temporary facility was $20,250 and continued through June 30, 2006.

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Future minimum monthly lease payments on this facility are $13,752. Rent expense for the quarter ended March 31, 2007 for this facility was $41,256.

The Company has various non-cancelable operating leases for office equipment expiring through April 6, 2010. Equipment lease expense charged to operations under these leases was $1,918 and $2,126 for the quarters ended March 31, 2007 and 2006, respectively.

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

12.     Legal Proceedings

Claim

On September 12, 2006, American Sports Group, Inc. (“ASG”) filed a lawsuit against the Company, including Ironclad California, and certain individuals, in the Superior Court of the State of California for the County of Los Angeles. ASG alleges that in 2002, Ironclad California agreed to issue, and did in fact issue, to ASG, two warrants to purchase shares of Ironclad California. These warrants, if issued, would represent warrants to purchase 517,746 shares of the Company’s common stock at $0.1157 per share, and 476,410 shares of the Company’s common stock at $0.1388 per share, respectively, based on the number of shares of Ironclad California and exercise prices for which the original warrants would have been exchanged pursuant to the Merger Agreement.

On October 31, 2006, Ironclad California filed a cross-complaint against ASG and certain other defendants. In January 2007, Ironclad California filed an amendment to its cross-complaint and named additional cross-defendants to its claims. The cross-complaint, as amended, was filed with the Superior Court of the State of California for the County of Los Angeles. ASG filed a demurrer to Ironclad California's cross-complaint which was not heard until April 5, 2007.  Following the hearing, the Court ruled that Ironclad could proceed with claims based on unfair business practices, aiding and abetting unfair business practices and conspiracy but ruled that is contract claims were time barred.  Ironclad California filed another amended cross-complaint on April 16, 2007.  ASG is required to respond to that amended complaint by May 16, 2007.

The parties are currently in the process of conducting discovery on both the original complaint and the cross-complaint, and several depositions relating to Ironclad California’s cross-complaint occurred on May 2 and May 3 of 2007.

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

According to the Company’s records, the transactions pursuant to which the warrants were intended to be issued were never consummated, and the warrants were never issued. Any purported warrants that ASG possesses were issued without authorization, and therefore, are invalid and unenforceable. The Company believes ASG’s claims are without merit and the Company intends to vigorously defend against these claims.

13. Related Party Transactions

Mr. Alderton, an Ironclad Board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP (“SAM”) which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company for the three months ended March 31, 2007 and 2006. The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “—Risk Factors.”

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

Historically, we have funded our working capital needs primarily through our existing asset-based credit facility along with subordinated debt. In 2005, we completed an equity financing, the proceeds of which were used to extinguish certain subordinated debt. In 2006 we have completed two equity financing transactions. A portion of the proceeds of the second equity financing transaction was used to extinguish certain debt. On September 15, 2006 the Company entered into a factoring agreement whereby it assigned certain of its accounts receivables with full recourse. This facility allows the Company to borrow 85% against eligible accounts receivable, up to $3,000,000. This facility had an outstanding balance of $1,796,131 at March 31, 2007.

Critical Accounting Policies and Estimates

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For all items that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the quarters ended March 31, 2007, and March 31, 2006 we decreased our inventory reserve by $20,000, and $-0-, respectively, to a current balance of $100,000 at March 31, 2007 and $32,000 at March 31, 2006, respectively, and recorded a corresponding decrease in cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Reserve for Warranty Returns

Reserve balance January 1, 2007	72,000
Payments recorded during the period	(169,110)
(97,110)
Accrual for new liabilities during the reporting period	162,110
Reserve balance March 31, 2007	$65,000

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

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Since the Company has reported losses for 2003, 2004, 2005 and 2006, we have taken the conservative approach, and fully reserved the deferred tax assets.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Net Sales increased $59,746, or 3.3%, to $1,849,932 in the quarter ended March 31, 2007 from $1,790,186 for the corresponding period in 2006. No customer accounted for more than 10% of net sales during the quarter ended March 31, 2007 and one customer accounted for 14% of net sales for the quarter ended March 31, 2006. Included in net sales are co-op advertising expenses of approximately $17,000 and $42,000 for the three months ended March 31, 2007 and 2006, respectively.

Gross Profit increased $217,309 to $924,552 for the quarter ended March 31, 2007 from $707,243 for the quarter ended March 31, 2006. Gross profit as a percentage of net sales, or gross margin, increased to 50.0% in first quarter of 2007 from 39.5% in the same quarter of 2006. Our product mix in 2006 included a large promotional sale to a major home center chain at a lower margin than we normally achieve, thereby reducing gross profit for the period. Additionally, gross margin has been improved by reduced product costs due to better pricing from our manufacturers in 2007.

Operating Expenses increased by $860,933, or 69.2%, to $2,105,297 in the first quarter of 2007 from $1,244,364 in the first quarter of 2006. As a percentage of net sales, operating expenses increased to 113.8% in the first quarter of 2007 from 69.5% in the same period of 2006. The increased spending in the first quarter was primarily due to increased costs associated with implementing brand development initiatives, including print and cooperative advertising - approximately $36,000; investor relations expenses of approximately $55,000; increased rents of $34,000; increased travel & entertainment expenses of $22,000; increased office expenses of $30,000; increased Financial Accounting Standards No. 123R options expense of $166,000; and salaries, bonus accrual, and taxes and benefits expenses of approximately $515,000. Our number of Employees increased to 34 at March 31, 2007 from 17 at March 31, 2006. Sales and marketing expenses were increased to build brand recognition and increase sales.

Loss from Operations increased $643,624 or 119.8%, to $1,180,745 in the first quarter of 2007 from $537,121 in first quarter of 2006. Loss from operations as a percentage of net sales increased to 63.8% in the first quarter of 2007 from 30.0% in the first quarter of 2006. The increase in the first quarter was primarily the result of an increase in operating expenses, as discussed above, offset in part by by our increase in gross profit.

Interest Expense decreased $14,814 to $38,563 in the first quarter of 2007 from $53,377 in the same quarter of 2006. The first quarter of 2007 did not include the short term financing with Westrec Capital Partners or the amortization of the loan acquisition costs associated with this debt, which was in place in 2006.

Interest Income increased $22,273 in the first quarter of 2007 from $-0- in the first quarter of 2006. Interest income is a result of investment of funds from the private equity funding completed concurrent with the merger on May 9, 2006.

Other Income (Expense) net was $885 in the first quarter of 2007 as compared with $(723) in the first quarter of 2006. Change in the fair value of warrant liability was $20,564 in the first quarter as compared to $-0- for the first quarter of 2006. This gain represents the difference in the fair value of warrants recorded as liabilities at their issue date on May 9, 2006. These warrants will be revalued at the end of each reporting period until the terms of the registration statement for the shares and warrants issued, that result in liability accounting, are satisfied.

Net Loss increased $583,565 to $1,175,586 in the first quarter of 2007 from $592,021 in the first quarter of 2006. This increased loss is the result of the combination of each of the factors discussed above

Seasonality and Quarterly Results

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

Operating Activities: For the three months ended March 31, 2007, cash used in operating activities was $1,377,501 and consisted primarily of a net loss of $1,175,586, reduced by non-cash items of $188,289, a decrease in inventory of $58,568, a decrease in deposits on inventory of $61,555, a decrease in accounts receivable of $326,986 and an increase in other assets of $7,624, and decreases in deposits of $450, accounts payable and accrued expenses of $830,139. For the three months ended March 31, 2006, cash used in operating activities was $324,592 and consisted primarily of a net loss of $592,001, reduced by non-cash items of $90,305, an increase in inventory of $584,618, an increase in deposits on inventory of $207,046, an increase in other assets of 14,642, a decrease in accounts receivable of $536,002, and increases in accounts payable and accrued expenses of $447,408.

Investing Activities for the three months ended March 31, 2007 and 2006 were primarily the result of capital expenditures, mainly for computer equipment and software and trademark applications. Cash used in investing activities increased to $30,576 for 2007 from $5,564 in 2006.

Financing Activities for the three months ended March 31, 2007 consisted primarily of net borrowing under our existing factoring agreement of $232,453 and financing provided by a capital lease of $788. Cash provided by financing activities increased $231,665 for 2007. Financing activities for the three months ended March 31, 2006 consisted primarily of net borrowing under our existing asset-based credit facility of $183,376, proceeds from the issuance of common stock of $507,500 and financing provided by a capital lease of $641. We believe that our cash flows from operations together with the net proceeds from our offering and our new factoring agreement, will be adequate to meet our liquidity needs and capital expenditure requirements for the foreseeable future.

Off Balance Sheet Arrangements

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

FIN No. 48

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting and financial statement reporting for uncertainties in income tax recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has analyzed the effects of this Interpretation and has determined that the adoption of FIN 48 will not have a material effect on its financial statements.

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

SFAS No. 159

In February, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently assessing the impact SFAS 159 on its consolidated financial statements.

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

The performance task-specific glove and apparel segments of the apparel industry are highly competitive. Our future growth and financial success depend on our ability to further penetrate and expand our existing distribution channels and to increase the size of our average annual net sales per account in these channels, as well as our ability to penetrate and expand other distribution channels. For example, we encounter competition in our existing glove and workwear distribution channels from a number of competitors. Unknown or unforeseen new entrants into our distribution channels, particularly low-cost overseas producers, will further increase the level of competition in these channels. There can be no assurance that we will be able to maintain our growth rate or increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter the market segments in which we compete. In addition, there can be no assurance that we will be able to enter and achieve significant growth in other distribution channels.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 63% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3. CONTROLS AND PROCEDURES

Controls and Procedures

Members of the company’s management, including our Chief Executive Officer and President, Eduard Jaeger, and former Chief Financial Officer, Thomas E. Walsh, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Jaeger and Walsh concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

Claim

On September 12, 2006, American Sports Group, Inc. (“ASG”) filed a lawsuit against the Company, including Ironclad California, and certain individuals, in the Superior Court of the State of California for the County of Los Angeles. ASG alleges that in 2002, Ironclad California agreed to issue, and did in fact issue, to ASG, two warrants to purchase shares of Ironclad California. These warrants, if issued, would represent warrants to purchase 517,746 shares of the Company’s common stock at $0.1157 per share, and 476,410 shares of the Company’s common stock at $0.1388 per share, respectively, based on the number of shares of Ironclad California and exercise prices for which the original warrants would have been exchanged pursuant to the Merger Agreement.

On October 31, 2006, Ironclad California filed a cross-complaint against ASG and certain other defendants. In January 2007, Ironclad California filed an amendment to its cross-complaint and named additional cross-defendants to its claims. The cross-complaint, as amended, was filed with the Superior Court of the State of California for the County of Los Angeles. ASG filed a demurrer to Ironclad California's cross-complaint which was not heard until April 5, 2007.  Following the hearing, the Court ruled that Ironclad could proceed with claims based on unfair business practices, aiding and abetting unfair business practices and conspiracy but ruled that is contract claims were time barred.  Ironclad California filed another amended cross-complaint on April 16, 2007.  ASG is required to respond to that amended complaint by May 16, 2007.

The parties are currently in the process of conducting discovery on both the original complaint and the cross-complaint, and several depositions relating to Ironclad California’s cross-complaint occurred on May 2 and May 3 of 2007.

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

According to the Company’s records, the transactions pursuant to which the warrants were intended to be issued were never consummated, and the warrants were never issued. Any purported warrants that ASG possesses were issued without authorization, and therefore, are invalid and unenforceable. The Company believes ASG’s claims are without merit and the Company intends to vigorously defend against these claims.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of unregistered securities during the three months ended March 31, 2007.

ITEM 4. Submission of Matters to a Vote of Security Holders.

We held a Special Meeting of our Shareholders on January 12, 2007, to approve our 2006 Stock Incentive Plan, which authorized the issuance of up to 4,250,000 shares of our Common Stock pursuant to grants awarded under the Plan. At the meeting, the Plan was approved by the affirmative vote of 18,792,774 shares of our issued and outstanding common stock, with 1,353,732 shares of Common Stock voting against the amendment, -0- shares of Common Stock withheld, and 500 shares abstaining.  There were no broker non-votes regarding the amendment.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 15, 2007	By:	/s/ Thomas Kreig
Thomas Kreig Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Ironclad Performance Wear Corporation and Europa Trade Agency Ltd., dated April 20, 2006 (1)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Quarterly Report on Form 10-QSB filed May 12, 2006.