Form 10QSB
period 2007-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2007-08-14
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

Commission File Number: 0-16075

IRONCLAD PERFORMANCE WEAR CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	95-4762694
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of August 1, 2007, 30,126,560 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒.

PART I

ITEM 1.  FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEET
(unaudited)

June 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$520,456
Accounts receivable net of allowance for doubtful accounts of $26,000	1,762,334
Inventory, net of reserve of $45,000	2,741,260
Prepaid and other	162,993
Total current assets	5,187,043

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	266,112
Vehicles	46,280
Office equipment and furniture	137,101
Leasehold improvements	34,110
Less: accumulated depreciation	(286,294)
Total property, plant and equipment, net	197,309

Trademarks, net of $7,355 of accumulated amortization	77,804
Deposits and other	35,666
Total Assets	$5,497,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$546,258
Accrued expenses	1,146,306
Line of credit	1,746,601
Current portion of capital lease	3,435
Total current liabilities	3,442,600

LONG TERM LIABILITIES
Long term portion of capital lease obligations	0
Fair value of warrant liability	52,955
Total Liabilities	3,495,555

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 million shares authorized; 30,126,560 shares issued and outstanding	30,127
Additional paid-in capital	11,609,595
Accumulated deficit	(9,637,455)
Total Stockholders’ Equity	2,002,267
Total Liabilities and Stockholders’ Equity	$5,497,822

See Notes to Condensed Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Net sales	$2,356,317	$1,538,949	4,206,249	3,329,134

COST OF SALES
Cost of sales	1,439,115	957,790	2,364,495	2,040,733

GROSS PROFIT	917,202	581,159	1,841,754	1,288,401

OPERATING EXPENSES
General and administrative	927,928	599,858	1,872,787	1,163,658
Sales and marketing	895,540	581,937	1,789,476	1,104,429
Research and development	153,193	46,218	254,873	104,782
Operations	123,559	133,774	273,434	226,011
Depreciation and amortization	18,233	8,101	33,180	15,370

Total operating expenses	2,118,453	1,369,888	4,223,750	2,614,250

LOSS FROM OPERATIONS	(1,201,251)	(788,729)	(2,381,996)	(1,325,849)

OTHER INCOME (EXPENSE)

Interest expense	(31,715)	(20,057)	(70,278)	(73,435)
Interest expense from warrants issued as financing cost	0	(256,188)	0	(256,188)
Interest income	6,511	16,013	28,784	16,013
Change in fair value of warrant liability	(8,251)	(2,453,018)	12,313	(2,453,018)
Other income (expense), net	1,500	2,884	2,385	2,181
Total other income (expense)	(31,955)	(2,710,366)	(26,796)	(2,764,447)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,233,206)	(3,499,095)	(2,408,792)	(4,090,296)

PROVISION FOR INCOME TAXES	800	0	800	800

NET LOSS	$(1,234,006)	$(3,499,095)	(2,409,592)	(4,091,096)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.15)	(0.08)	(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,103,208	24,080,602	30,083,742	19,973,102

See Notes to Condensed Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,409,592)	$(4,091,096)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	0	24,000
Depreciation	31,415	14,139
Amortization	1,765	1,231
Change in fair value of warrant liability	(12,313)	2,453,018
Warrants issued as financing costs	0	256,188
Non-cash compensation:
Common stock issued for services	41,875	51,779
Stock option expense	377,694	245,812
Changes in operating assets and liabilities:
Receivables	261,458	660,610
Inventory	324,288	(1,371,554)
Deposits on inventory	(40,124)	300,277
Loan costs	0	15,798
Prepaid and other	(39,378)	(8,304)
Accounts payable and accrued liabilities	(132,949)	(515,947)

Net cash flows provided by (used in) operating activities	(1,595,861)	(1,964,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(74,393)	(43,337)
Investment in trademarks	(2,760)	0
Net cash flows used in investing activities	(77,153)	(43,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	7,828,691
Offering costs	0	(1,284,453)
Payments on notes payable	0	(500,000)
Drawdown on bank line of credit	182,923	(861,612)
Payments on capital leases	(1,618)	(1,316)
Net cash flows provided by (used in) financing activities	181,305	5,181,310

NET DECREASE IN CASH	(1,491,709)	3,173,924
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	2,012,165	29,573
CASH AND CASH EQUIVALENTS END OF PERIOD	$520,456	$3,203,497

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$70,248	$73,435
Income taxes	800	800

See Notes to Condensed Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Our customers are primarily hardware and lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers. The Company has received three patents and has four patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 39 registered US trademarks, 10 registered international trademarks and 17 in-use US trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

The Company’s current working capital position is insufficient to support its historical cash outflows for inventory and operations for the continued growth of its business. Management is actively pursuing several avenues to increase its capital resources to augment its current cash reserves and available financing arrangements in order to continue its revenue growth and support its ongoing operations. There is no guarantee however that management will be able to attain such financing

2. Reverse Merger and Financing

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

Reserve for Warranty Returns

Reserve Balance 12/31/06	$72,000
Payments Recorded During the Period	(169,110)
(97,110)
Accrual for New Liabilities During the Reporting Period	162,110

Reserve Balance 3/31/07	$65,000
Payments Recorded During the Period	(70,156)

Accrual for New Liabilities During the Reporting Period	70,156

Reserve Balance 6/30/07	$65,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the six months ended June 30, 2007 and 2006 were $418,232 and $364,987, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

One customer accounted for 21% of net sales for the quarter ended June 30, 2007 and 15% for the six months ended June 30, 2007. One customer accounted for approximately 12% of net sales for the quarter ended June 30, 2006, and 10% for the six months ended June 30, 2006.

Supplier Concentrations

One supplier, which is located overseas, accounted for approximately 60% of total purchases during the quarter ended June 30, 2007 and 56% for the six months ended June 30, 2007. One supplier, which is located overseas, accounted for 80% of total purchases during the quarter ended June 30, 2006 and 76% for the six months ended June 30, 2006.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Quarter
	Ended June 30,
	2007	2006
Options outstanding under the Company’s stock option plans	4,515,989	5,095,134
Common Stock Warrants	10,454,519	10,812,281

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

The significant components of the provision for income taxes for the quarters ended June 30, 2007 and 2006 were $800 and $800, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

4. Inventory

At June 30, 2007 the Company had two classes of inventory - raw materials and finished goods. Inventory is shown net of a provision of $45,000 at June 30, 2007.

June 30, 2007

Raw Materials	$74,096
Finished Goods	2,667,164
Total	$2,741,260

5. Property and equipment

Property and equipment consisted of the following:

June 30,
2007

Computer hardware and software	$266,112
Furniture and equipment	137,101
Vehicle	46,280
Leasehold improvements	34,110

483,603
Less accumulated depreciation	(286,294)
Property and equipment, net	$197,309

Depreciation expense for the six months ended June 30, 2007 and 2006 was $31,415 and $14,139, respectively.

6. Trademarks and Patents

Trademarks consisted of the following:

June 30,
2007

Trademarks	$70,410
Patents	14,749
Less: Accumulated amortization	(7,355)
Trademarks, net	$77,804

Trademarks and patents consist of definite-lived trademarks and patents of $50,557 and indefinite-lived trademarks and patents of $31,603 at June 30, 2007. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $1,765 and $1,231 for the six months ended June 30, 2007 and 2006, respectively.

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2007:

June 30, 2007
Accounts payable	$546,258
Accrued inventory	423,314
Accrued rebates and co-op	70,931
Accrued bonus	183,147
Accrued expenses - other	468,914

Total accounts payable and accrued expenses	$1,692,564

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

The value of the 400,000 warrants was determined to be $291,368 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as equity in accordance with SFAS No. 133 and EITF 00-19. The value of the 100,000 warrants was determined to be $72,097 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as a warrant liability in accordance with SFAS No. 133 and EITF 00-19, and due to the fact that the Company is obligated to maintain the registration of these warrants for a period of one year from the original registration date of October 2, 2006. At June 30, 2007 the Company revalued this liability with the following assumptions: risk free interest rate of 4.9%, volatility factor of 216.4%, five year life and zero dividends, and adjusted the current value of this warrant liability to $52,955.

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc. whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) eighty percent (80%) of the net amount of eligible accounts receivable and (ii) 50% of the value of eligible inventory, which amount shall not exceed the lesser of $1,000,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as Wells Fargo Century, Inc. shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months. As of June 30, 2007, total amount due to Wells Fargo Century was $1,746,601.

9. Equity transactions

Common Stock

On May 4, 2007 the Company issued 62,500 shares of common stock to a consultant in exchange for services. The services were valued at $41,875, and were valued at $0.67 per share, which was the trading price on the grant date. There were 30,126,560 shares of common stock of the registrant outstanding at June 30, 2007.

Warrant Activity

A summary of warrant activity is as follows :

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2006	10,454,522	$0.91
Warrants outstanding at March 31, 2007	10,454,522	$0.91
Warrants outstanding at June 30, 2007	10,454,522	$0.91

Stock Based Compensation

Ironclad California reserved 3,020,187 shares of its common stock for issuance to employees, directors and consultants under the 2000 Stock Incentive Plan, which the Company assumed in the Merger (“the 2000 Plan”). Under the 2000 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

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

There were no stock options issued during the quarter ended June 30, 2007.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	5,003,343	$0.65
Granted	268,000	$0.67
Exercised	-	-
Cancelled/Expired	(164,011)	$0.54
Outstanding at March 31, 2007	5,107,332	$0.65
Exercisable at March 31, 2007	2,333,567	$0.43
Granted	-	-
Exercised	-	-
Cancelled/Expired	(591,343)	$0.75
Outstanding at June 30, 2007	4,515,989	$0.64
Exercisable at June 30, 2007	3,054,382	$0.53

The following tables summarize information about stock options outstanding at June 30, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.19 - $0.35	2,433,698	6.66	$0.35	$498,383
$0. 67 - $1.05	2,082,291	7.90	$0.98	$-0-

The following tables summarize information about stock options exercisable at June 30, 2007:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.19 - $0.35	2,111,185	6.48	$0.34	$433,126
$0. 67 - $1.05	943,197	6.59	$0.96	$-0-

The Company recorded $377,694 and $245,812 of compensation expense for employee stock options during the six months ended June 30, 2007 and 2006, respectively. These compensation expense charges were recorded in the following operating expense categories for 2007 and 2006 respectively, general and administrative - $269,313 and $216,747; sales and marketing - $70,959 and $23,583; research and development - $23,346 and $2,627; and operations - $14,076 and $2,855. There was a total of $1,115,085 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at June 30, 2007. This cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the six months ended June 30, 2007 was $650,431.

10. Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. The implementation of FIN 48 has not caused the Company to recognize any changes in its identified tax positions.

The Company has not incurred any interest or penalties related to unrecognized tax benefits through June 30, 2007.   Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

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

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarter ended June 30, 2007 as follows:

June 30, 2007
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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at June 30, 2007 consisted of the following:

2007
Deferred tax assets
Net operating loss carryforward	$2,992,125
Stock option expense	425,997
Allowance for doubtful accounts	11,138
Allowance for product returns	27,846
Accrued compensation	127,320
Inventory	19,278
Other	3,003
Valuation allowance	(3,358,028)

Total deferred tax assets	248,679

Deferred tax liabilities
State tax	(248,679)

Total deferred tax liabilities	(248,679)

Net deferred tax assets/liabilities	$-

As of June 30, 2007, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2009 through 2011.

As of June 30, 2007, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of $7,022,000 and $7,024,000, respectively, that expire between 2009 and 2027.

11. Commitments and Contingencies

The Company was located in a temporary facility during the six months ended June 30, 2006. Rent expense for this temporary facility was $40,500 and continued through June 30, 2006.

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Future minimum monthly lease payments on this facility are $13,752. Rent expense for the six months ended June 30, 2007 for this facility was $81,768.

The Company has various non-cancelable operating leases for office equipment expiring through April 6, 2010. Equipment lease expense charged to operations under these leases was $3,835 and $4,227 for the six months ended June 30, 2007 and 2006, respectively.

The Company has entered into an agreement to outsource its warehouse and fulfillment functions in order to increase operating efficiencies and accommodate future growth. The Company has chosen AMS Fulfillment, Inc., which offers turnkey distribution services for retail, wholesale and web-based client programs. Ironclad will be consolidating its inventory from two separate sites and moving it to AMS Fulfillment’s facility located in the Los Angeles area. The move will take place in August 2007. AMS will perform all warehousing, assembly, packaging and fulfillment services for the Company.

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

12. Legal Proceedings

On September 12, 2006, American Sports Group, Inc. (“ASG”) filed a lawsuit against the Company, including Ironclad California, and certain individuals, in the Superior Court of the State of California for the County of Los Angeles. ASG alleges that in 2002, Ironclad California agreed to issue, and did in fact issue, to ASG, two warrants to purchase shares of Ironclad California. These warrants, if issued, would represent rights to purchase 517,746 shares of the Company’s common stock at $0.1157 per share, and 476,410 shares of the Company’s common stock at $0.1388 per share, respectively, based on the number of shares of Ironclad California and exercise prices for which the original warrants would have been exchanged pursuant to the Merger Agreement.

On October 31, 2006, Ironclad California filed a cross-complaint against ASG and certain other defendants. In January 2007, Ironclad California filed an amendment to its cross-complaint and named additional cross-defendants. ASG filed a demurrer to Ironclad California's cross-complaint which was heard on April 5, 2007.  Following the hearing, the Court ruled that Ironclad could proceed with claims based on unfair business practices, aiding and abetting unfair business practices and conspiracy but ruled that its contract claims were time barred.  Ironclad California filed another amended cross-complaint on April 16, 2007.  ASG responded to the amended cross-complaint on May 16, 2007.

The parties are currently in the process of conducting discovery on both the original complaint and the cross-complaint, and several depositions relating to Ironclad California’s cross-complaint have already occurred and several others are being scheduled.

If plaintiff is successful in its claim, the Company agreed to cause the issuance of additional shares of its common stock to each of the investors in the Private Placement financing, and to each of the holders of its shares issued and outstanding immediately prior to the Merger, on a pro rata basis, in such a manner and in such amounts as would be necessary to adjust their respective ownership of the Company’s common stock as of the closing of the Private Placement financing and Merger for any dilution caused by the issuance of the warrants or any shares thereunder.

According to the Company’s records, the transactions pursuant to which the warrants were intended to be issued were never consummated, and the warrants were never formally authorized. The Company’s position in the lawsuit is that any purported warrants that ASG possesses are invalid and unenforceable. The Company believes ASG’s claims are without merit and the Company is vigorously defending against these claims.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company for the three months and six months ended June 30, 2007 and 2006. The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “—Risk Factors.”

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

Historically, we have funded our working capital needs primarily through our existing asset-based credit facility along with subordinated debt. In 2005, we completed an equity financing, the proceeds of which were used to extinguish certain subordinated debt. In 2006 we have completed two equity financing transactions. A portion of the proceeds of the second equity financing transaction was used to extinguish certain debt. On September 15, 2006 the Company entered into a factoring agreement whereby it assigned certain of its accounts receivables with full recourse. This facility allows the Company to borrow 80% against eligible accounts receivable, up to $3,000,000. This facility had an outstanding balance of $1,746,601 at June 30, 2007.

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For all items that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the six months ended June 30, 2007, we decreased our inventory reserve by $75,000, to a current balance of $45,000 and recorded a corresponding decrease in cost of goods sold. For the six months ended June 30, 2006, we increased our inventory reserve by $10,000, to a balance of $42,000 and recorded a corresponding increase in cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Reserve for Warranty Returns

Reserve balance January 1, 2007	72,000
Payments recorded during the period	(169,110)
(97,110)
Accrual for new liabilities during the reporting period	162,110
Reserve balance March 31, 2007	$65,000
Payments recorded during the period	(70,155)
(5,155)
Accrual for new liabilities during the reporting period	70,155
Reserve balance June 30, 2007	$65,000

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2007 and June 30, 2006

Net Sales increased $817,368 or 53.1%, to $2,356,317 in the quarter ended June 30, 2007 from $1,538,949 for the corresponding period in 2006. One customer accounted for 21% of net sales during the quarter ended June 30, 2007 and one customer accounted for 12% of net sales for the quarter ended June 30, 2006. Net sales increased $877,115 or 26.3%, to $4,206,249 in the six months ended June 30, 2007 from $3,329,134 for the corresponding period in 2006. One customer accounted for 15% of net sales during the six months ended June 30, 2007 and no customer accounted for more than 10% of net sales for the corresponding period in 2006. Included in net sales are co-op advertising expenses of approximately $30,000 and $21,000 for the three months ended June 30, 2007 and 2006, respectively.

Gross Profit increased $336,043 to $917,202 for the quarter ended June 30, 2007 from $581,159 for the quarter ended June 30, 2006. Gross profit, as a percentage of net sales, or gross margin, increased to 38.9% in the second quarter of 2007 from 37.8% in the same quarter of 2006. Gross profit increased $553,353 to $1,841,754 for the six months ended June 30, 2007 from $1,288,401 for the six months ended June 30, 2006. Gross profit, as a percentage of net sales, or gross margin, increased to 43.8% for the first six months of 2007 from 38.7% in the corresponding period of 2006. Our product mix in both 2006 and 2007 included a large promotional sale to a major home center chain at a lower margin than we normally achieve, thereby reducing gross profit for the period. Additionally, gross margin has been improved by reduced product costs due to better pricing from our manufacturers in 2007.

Operating Expenses increased by $748,565, or 54.6%, to $2,118,453 in the second quarter of 2007 from $1,369,888 in the second quarter of 2006. As a percentage of net sales, operating expenses increased to 89.9% in the second quarter of 2007 from 89.0% in the same period of 2006. Operating expenses increased by $1,609,500, or 61.6%, to $4,223,750 in the six months ended June 30, 2007 from $2,614,250 in the corresponding period of 2006. As a percentage of net sales, operating expenses increased 21.9% to 100.4% for the first six months of 2007 from 78.5% in the same period of 2006. The increased spending for the second quarter of 2007 was primarily due to increased costs associated with implementing brand development initiatives, including print and cooperative advertising - approximately $17,000; increased rents of $22,000; increased public company costs of $247,000; increased travel & entertainment expenses of $71,000; increased office expenses of $12,000; salaries, bonus accrual, and taxes and benefits expenses of approximately $412,000 and decreased Financial Accounting Standards No. 123R options expense of $(34,000). Our number of employees increased to 33 at June 30, 2007 from 21 at June 30, 2006. Sales and marketing expenses were increased to build brand recognition and increase sales.

Loss from Operations increased $412,522 or 52.3%, to $1,201,251 in the second quarter of 2007 from $788,729 in second quarter of 2006. Loss from operations as a percentage of net sales decreased to 51.0% in the second quarter of 2007 from 51.3% in the second quarter of 2006. Loss from operations increased $1,056,147 or 79.7%, to $2,381,996 in the six months ended June 30, 2007 from $1,325,849 in the corresponding period of 2006. Loss from operations as a percentage of net sales increased to 56.6% in the six months ended June 30, 2007 from 39.8% in the same period of 2006. The increase in the six month period was primarily the result of an increase in operating expenses, as discussed above, offset in part by our increase in gross profit.

Interest Expense decreased $244,530 to $31,715 in the second quarter of 2007 from $276,245 in the same period of 2006. Interest expense decreased $259,342 to $70,278 in the six months ended June 30, 2007 from $329,620 in the same period of 2006. The first six months of 2007 did not include the short term financing with Westrec Capital Partners or the amortization of the loan acquisition costs associated with this debt, which was in place in 2006.

Interest Income decreased $9,502 in the second quarter of 2007 to $6,511 from $16,013 in the second quarter of 2006. Interest income increased $12,771 in the six months ended June 30, 2007 to $28,784 from $16,013 in the same period of 2006. Interest income is a result of investment of funds from the private equity funding completed concurrent with the merger on May 9, 2006.

Other Income (Expense) net was $1,500 in the second quarter of 2007 as compared with $2,884 in the second quarter of 2006. Change in the fair value of warrant liability was $8,251 in the second quarter as compared to $2,453,018 for the second quarter of 2006. Other income (expense) net was $2,385 in the six months ended June 30, 2007 as compared with $2,181 in the same period of 2006. Change in the fair value of warrant liability was $(12,313) in the six months ended June 30, 2007 as compared to $2,453,018 for the same period of 2006. This change represents the difference in the fair value of warrants recorded as liabilities at their issue date on May 9, 2006. These warrants will be revalued at the end of each reporting period until the terms of the registration statement for the shares and warrants issued, that result in liability accounting, are satisfied. At June 30, 2007 there is one warrant which will remain open as a liability until its terms are satisfied in October, 2007.

Net Loss decreased $2,265,089 to $1,234,006 in the second quarter of 2007 from $3,499,095 in the second quarter of 2006. Net loss decreased $1,681,504 to $2,409,592 in the six months ended June 30, 2007 from $4,091,096 in the same period of 2006. This decreased loss is the result of the combination of each of the factors discussed above, principally the change in the fair value of warrant liability.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for our fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity. On September 15, 2006 the Company entered into a new factoring agreement, whereby it assigned certain of its accounts receivable with full recourse. This facility allows the Company to borrow 80% against eligible accounts receivable, up to $3,000,000.

Operating Activities for the six months ended June 30, 2007, cash used in operating activities was $1,595,861 and consisted primarily of a net loss of $2,409,592, reduced by non-cash items of $440,436, a decrease in accounts receivable of $261,458, a decrease in inventory of $324,288, an increase in deposits on inventory of $40,124, an increase in prepaid expenses and other assets of $39,378, and a decrease in accounts payable and accrued expenses of $132,949. For the six months ended June 30, 2006, cash used in operating activities was $1,964,049 and consisted primarily of a net loss of $4,091,096, reduced by non-cash items of $3,046,167, a decrease in accounts receivable of $660,610, an increase in inventory of $1,371,554, a decrease in deposits on inventory of $300,277, a decrease in loan costs of $15,798, an increase in prepaid expenses and other assets of $8,304, and decreases in accounts payable and accrued expenses of $515,947.

Investing Activities for the six months ended June 30, 2007 and 2006 were primarily the result of capital expenditures, mainly for computer equipment and software and trademark applications. Cash used in investing activities increased to $77,153 for 2007 from $43,337 in 2006.

Financing Activities for the six months ended June 30, 2007 consisted primarily of net borrowing under our existing factoring agreement of $182,923 and payments on capital lease of $1,618. Cash provided by financing activities increased $181,305 for 2007. Financing activities for the six months ended June 30, 2006 consisted primarily of proceeds from the issuance of common stock of $507,500, the completion of the merger related equity financing of $6,036,738 (net of $1,284,453 in offering costs), and was offset by payments made on our bank lines of credit of $861,612, outstanding note payable of $500,000, and payments on a capital lease of $1,316. We believe that our cash flows from operations together with the net proceeds from our offering and our factoring agreement may not be adequate to meet our liquidity needs and capital expenditure requirements for the immediate future.

Off Balance Sheet Arrangements

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our dependence on a single provider for all warehouse and fulfillment functions reduces our ability to control the warehousing and fulfillment processes, which could harm our sales, reputation, and overall business.

We have entered into an agreement to outsource our warehouse and fulfillment functions to a single provider where we will consolidate our inventory at one site, which is managed by an independent contractor who will then perform all of our warehousing, assembly, packaging and fulfillment services. We depend on our independent contractor fulfiller to properly fulfill customer orders in a timely manner and to properly protect our inventories. The contractor’s failure to ship products to customers in a timely manner, to meet the required quality standards, to correctly fulfill orders, to maintain appropriate levels of inventory, or to provide adequate security measures and protections against excess shrinkage could cause us to miss delivery date requirements of our customers or incur increased expense to replace or replenish lost or damaged inventory or inventory shortfall. The failure to make timely and proper deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

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

We may become subject to litigation for infringing the intellectual property rights of others .

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

In addition, 8,536,953 of the 27,117,720 shares referenced above were subject to restrictions on transfer set forth in lock-up agreements with holders of these shares, which were released from such restrictions on the first anniversary of the merger, May 9, 2007. The release of shares from lock-up agreements may have a negative impact on our stock price if such released shares are sold by their holders.

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

Anti- takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Our Articles of Incorporation, as amended, our by-laws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Controls and Procedures

Members of the company’s management, including our Chief Executive Officer and President, Eduard Jaeger, and Interim Chief Financial Officer, Thomas Kreig, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Jaeger and Kreig concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1.  Legal Proceedings

On September 12, 2006, American Sports Group, Inc. (“ASG”) filed a lawsuit against the Company, including Ironclad California, and certain individuals, in the Superior Court of the State of California for the County of Los Angeles. ASG alleges that in 2002, Ironclad California agreed to issue, and did in fact issue, to ASG, two warrants to purchase shares of Ironclad California. These warrants, if issued, would represent rights to purchase 517,746 shares of the Company’s common stock at $0.1157 per share, and 476,410 shares of the Company’s common stock at $0.1388 per share, respectively, based on the number of shares of Ironclad California and exercise prices for which the original warrants would have been exchanged pursuant to the Merger Agreement.

On October 31, 2006, Ironclad California filed a cross-complaint against ASG and certain other defendants. In January 2007, Ironclad California filed an amendment to its cross-complaint and named additional cross-defendants. ASG filed a demurrer to Ironclad California's cross-complaint which was heard on April 5, 2007.  Following the hearing, the Court ruled that Ironclad could proceed with claims based on unfair business practices, aiding and abetting unfair business practices and conspiracy but ruled that its contract claims were time barred.  Ironclad California filed another amended cross-complaint on April 16, 2007.  ASG responded to the amended cross-complaint on May 16, 2007.

The parties are currently in the process of conducting discovery on both the original complaint and the cross-complaint, and several depositions relating to Ironclad California’s cross-complaint have already occurred and several others are being scheduled.

If plaintiff is successful in its claim, the Company agreed to cause the issuance of additional shares of its common stock to each of the investors in the Private Placement financing, and to each of the holders of its shares issued and outstanding immediately prior to the Merger, on a pro rata basis, in such a manner and in such amounts as would be necessary to adjust their respective ownership of the Company’s common stock as of the closing of the Private Placement financing and Merger for any dilution caused by the issuance of the warrants or any shares thereunder.

According to the Company’s records, the transactions pursuant to which the warrants were intended to be issued were never consummated, and the warrants were never formally authorized. The Company’s position in the lawsuit is that any purported warrants that ASG possesses are invalid and unenforceable. The Company believes ASG’s claims are without merit and the Company is vigorously defending against these claims.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of unregistered securities during the three months ended June 30, 2007.

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 19, 2007, we held our 2007 annual meeting of stockholders. At the annual meeting, there were 30,126,560 shares entitled to vote, and 16,610,745 shares (55.14%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, the Board of Directors was comprised of R.D. Peter Bloomer, Eduard Jaeger, Vane P. Clayton, Scott Alderton and Scott Jarus. The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1. Proposal to elect R.D. Peter Bloomer, Eduard Jaeger, Vane P. Clayton, Scott Alderton and Scott Jarus as directors to hold office until the 2008 annual meeting or until their successors are elected and qualified.

Director	For	Withheld
R.D. Peter Bloomer	16,102,451	508,294
Eduard Jaeger	15,426,251	1,184,494
Vane P. Clayton	16,102,451	508,294
Scott Alderton	15,426,251	1,184,494
Scott Jarus	16,102,451	508,294

2. Proposal to ratify the appointment of the accounting firm of Singer Lewak Greenbaum & Goldstein LLP as independent auditors of the company for the fiscal year ending December 31, 2007.

For	Against	Abstain
16,561,801	12,500	36,444

ITEM 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Ironclad Performance Wear Corporation and Europa Trade Agency Ltd., dated April 20, 2006 (1)

10.1	Letter of Agreement between Ironclad Performance Wear Corporation and Advantage Media Services, Inc., dated as of June 29, 2007 (2)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Quarterly Report on Form 10-QSB filed May 12, 2006.
(2) Incorporated by reference to our Current Report on Form 8-K filed July 6, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 14, 2007	By:	/s/ Thomas Kreig
Thomas Kreig Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Ironclad Performance Wear Corporation and Europa Trade Agency Ltd., dated April 20, 2006 (1)

10.1	Letter of Agreement between Ironclad Performance Wear Corporation and Advantage Media Services, Inc., dated as of June 29, 2007 (2)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Quarterly Report on Form 10-QSB filed May 12, 2006.
(2) Incorporated by reference to our Current Report on Form 8-K filed July 6, 2007.