Form 10QSB
period 2007-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2007-11-14
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

Commission File Number:  0-51365
IRONCLAD PERFORMANCE WEAR CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0434104
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2201 Park Place, Suite 101
El Segundo, CA 90245
(Address of principal executive offices)

(310) 643-7800
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2007, 35,389,504 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒ .

TABLE OF CONTENTS

PART I	Financial Information		1

Item 1.	Financial Statements (unaudited)		1

	a.	Consolidated Balance Sheet as of September 30, 2007	1

	b.	Consolidated Statements of Operations for the three months ended September 30, 2007 and September 30, 2006 and nine months ended September 30, 2007 and September 30, 2006	2

	c.	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006	3

	d.	Notes to Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis or Plan of Operation		15

Item 3.	Controls and Procedures		27

PART II	Other Information		28

Item 1.	Legal Proceedings		28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.		28

Item 6.	Exhibits		28

PART I

ITEM 1.   FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEET
(unaudited)

September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,359,356
Accounts receivable, net of allowance for doubtful accounts of $26,000	3,453,156
Inventory, net of reserve of $64,000	3,656,855
Prepaid and other	174,295
Total current assets	8,643,662

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	266,112
Vehicles	46,280
Office equipment and furniture	141,160
Leasehold improvements	34,110
Less: accumulated depreciation and amortization	(303,050)
Total property, plant and equipment, net	184,612

Trademarks, net of $8,319 of accumulated amortization	83,735
Deposits and other	11,908
Total Assets	$8,923,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,944,153
Accrued expenses	1,873,246
Line of credit	1,953,846
Capital lease obligation	2,562
Total current liabilities	5,773,807

LONG TERM LIABILITIES
Fair value of warrant liability	47,020
Total Liabilities	5,820,827

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 million shares authorized; 35,389,504 shares issued and outstanding	32,240
Additional paid-in capital	13,736,108
Accumulated deficit	(10,665,258)
Total Stockholders’ Equity	3,103,090
Total Liabilities and Stockholders’ Equity	$8,923,917

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Net sales	$3,588,178	$2,373,508	$7,794,427	$5,702,642

COST OF SALES
Cost of sales	2,316,035	1,565,689	4,680,530	3,606,422

GROSS PROFIT	1,272,143	807,819	3,113,897	2,096,220

OPERATING EXPENSES
General and administrative	944,242	826,335	2,817,029	1,989,993
Sales and marketing	1,008,670	661,683	2,798,146	1,766,112
Research and development	119,270	114,661	374,143	219,443
Operations	188,029	134,537	461,463	360,548
Depreciation and amortization	17,404	11,406	50,584	26,776

Total operating expenses	2,277,615	1,748,622	6,501,365	4,362,872

LOSS FROM OPERATIONS	(1,005,472)	(940,803)	(3,387,468)	(2,266,652)

OTHER INCOME (EXPENSE)

Interest expense	(34,473)	(1,978)	(104,751)	(75,413)
Interest expense from warrants issued as financing cost	0	0	0	(256,188)
Interest income	6,209	26,314	34,993	42,327
Change in fair value of warrant liability	5,935	392,002	18,248	(2,061,016)
Other income (expense), net	0	216	2,385	2,397
Total other income (expense)	(22,329)	416,554	(49,125)	(2,347,893)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,027,801)	(524,249)	(3,436,593)	(4,614,545)

PROVISION FOR INCOME TAXES	0	0	800	800

NET LOSS	$(1,027,801)	$(524,249)	$(3,437,393)	$(4,615,345)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.11)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,854,644	29,717,211	30,343,533	23,256,831

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,437,393)	$(4,615,345)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	0	1,000
Depreciation and amortization	48,171	24,788
Amortization of trademarks	2,729	1,989
Change in fair value of warrant liability	(18,248)	2,061,016
Warrants issued as financing costs	0	256,188
Non-cash compensation:
Common stock issued for services	41,875	51,779
Stock option expense	494,456	431,860
Changes in operating assets and liabilities:
Accounts receivable	(1,429,364)	(316,647)
Inventory	(631,431)	(1,655,919)
Prepaid and other	(26,921)	(16,110)
Accounts payable and accrued liabilities	1,991,885	(1,041)

Net cash flows provided by (used in) operating activities	(2,964,241)	(3,776,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(78,453)	(118,909)
Investment in trademarks	(9,655)	(25,512)
Net cash flows used in investing activities	(88,108)	(144,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,104,500	7,828,691
Offering costs	(92,637)	(1,284,453)
Proceeds from exercise of warrants	0	66,338
Payments on notes payable	0	(500,000)
Borrowings on bank line of credit	390,168	(861,612)
Proceeds from bank loans	0	821,205
Principal payments on capital leases	(2,491)	(2,027)
Net cash flows provided by (used in) financing activities	2,399,540	6,068,142

NET DECREASE IN CASH	(652,809)	2,147,279
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	2,012,165	29,573
CASH AND CASH EQUIVALENTS END OF PERIOD	$1,359,356	$2,176,852

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$104,751	$75,413
Income taxes	800	800

See Notes to Condensed Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Consolidated Financial Statements

1.	Description of Business

Ironclad Performance Wear Corporation, formerly Europa Trade Agency Ltd.,  (the “Company”) was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Our customers are primarily hardware and lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers. The Company has received three patents and has four patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 33 registered US trademarks, 10 registered international trademarks, 20 in-use US trademarks and 7 copyright marks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

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

Completion of Merger

On April 20, 2006, the Company, along with Ironclad Merger Corporation., a Nevada corporation and the Company’s wholly owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ironclad Performance Wear Corporation, a privately held California corporation (“Ironclad California”), pursuant to which Ironclad California would be acquired by the Company in a merger transaction wherein Merger Sub would merge with and into Ironclad California, with Ironclad California being the surviving corporation (the “Merger”). On May 9, 2006, the Merger closed and Ironclad California became a wholly-owned subsidiary of the Company. At the closing, the Company changed its name to Ironclad Performance Wear Corporation.

Accordingly, from a historical perspective, Ironclad California was deemed to have been the acquirer in the reverse merger and Ironclad California is deemed the survivor of the reorganization. As a result, the financial statements of the Company presented reflect the historical results of Ironclad California prior to the Merger, and of the combined entities following the merger, and do not include the historical financial results of the entity formerly known as Europa Trade Agency Ltd. Common stock has been retroactively restated to reflect the number of shares received by Ironclad California equity holders in the Merger after giving effect to the difference in par value, with the offset to additional paid-in capital. The equity of the Company survives the reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to December 31, beginning with the quarter ended June 30, 2006. All costs associated with the Merger were expensed as incurred.

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

Immediately prior to the Merger the Company canceled 2,000,000 shares of its common stock held by its former sole officer and director, Thomas Lamb, and one of its former principal stockholders Craig Lamb, pursuant to an Amended and Restated Share Cancellation Agreement dated May 8, 2006. Thomas Lamb and Craig Lamb received cash remuneration of $349,413 from third party purchasers for their agreement to cancel such shares. At the time of the payment and share cancellation the third party purchasers were also party to an Amended and Restated Share Purchase and Escrow Agreement, dated May 9, 2006 with holders of approximately 90% of the Company’s common stock. The holders of such shares of Company common stock received $765,938 in consideration for the transfer of their shares to the third party purchasers.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over fifteen years or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred.

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

Reserve for Warranty Returns

Reserve Balance 12/31/06	$72,000
Payments Recorded During the Period	(169,110)
(97,110)
Accrual for New Liabilities During the Reporting Period	162,110

Reserve Balance 3/31/07	65,000
Payments Recorded During the Period	(70,155)
(5,155)
Accrual for New Liabilities During the Reporting Period	70,155

Reserve Balance 6/30/07	65,000
Payments Recorded During the Period	(107,701)
(42,701)
Accrual for New Liabilities During the Reporting Period	184,701

Reserve Balance 9/30/07	$142,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the nine months ended September 30, 2007 and 2006 were $771,053 and $555,913, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for 40% of net sales for the quarter ended September 30, 2007 and one customer accounted for 19% for the nine months ended September 30, 2007. One customer accounted for approximately 15% of net sales for the quarter ended September 30, 2006, and 25% for the nine months ended September 30, 2006.

Supplier Concentrations

Two suppliers, which are located overseas, accounted for approximately 54% and 11% of total purchases during the quarter ended September 30, 2007, and one supplier accounted for approximately 55% for the nine months ended September 30, 2007. One supplier, which is located overseas, accounted for 72% of total purchases during the quarter ended September 30, 2006 and 74% for the nine months ended September 30, 2006.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Quarter
	Ended September 30,
	2007	2006
Options outstanding under the Company’s stock option plans	4,897,046	5,093,134
Common Stock Warrants	10,454,519	10,454,519

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

The significant components of the provision for income taxes for the quarters ended September 30, 2007 and 2006 were $-0- and $-0-, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black Scholes Model”). At each period end, or when circumstances indicate that the Company reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of warrant liability.

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

At September 30, 2007 the Company had two classes of inventory - raw materials and finished goods. Inventory is shown net of a provision of $24,000 at September 30, 2007.

September 30, 2007

Raw Materials	$45,859
Finished Goods	3,610,996
Total	$3,656,855

5.	Property, plant and equipment

Property, plant and equipment consisted of the following:

September 30,
2007

Computer equipment and software	$266,112
Office equipment and furniture	141,160
Vehicle	46,280
Leasehold improvements	34,110

487,662
Less accumulated depreciation and amortization	(303,050)
Property and equipment, net	$184,612

Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 was $48,171 and $24,788, respectively.

6.	Trademarks and Patents

Trademarks consisted of the following:

September 30,
2007

Trademarks	$76,305
Patents	15,749
Less: Accumulated amortization	(8,319)
Trademarks, net	$83,735

Trademarks and patents consist of definite-lived trademarks and patents of $60,452 and indefinite-lived trademarks and patents of $31,602 at September 30, 2007. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $2,729 and $1,989 for the nine months ended September 30, 2007 and 2006, respectively.

7.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2007:

September 30, 2007
Accounts payable	$1,944,153
Accrued inventory	830,647
Accrued rebates and co-op	238,784
Accrued bonus	264,546
Accrued expenses - other	539,269

Total accounts payable and accrued expenses	$3,817,399

8.	Note Payable and Bank Lines of Credit

Notes Payable

In October 2005, the Company obtained short term financing from Westrec Capital Partners, LLC. The amount of the note was $500,000. It matured at the earlier of 180 days or when the Company received an aggregate of $550,000 from the sale of equity securities. The Company received a 30-day extension of the maturity date to May 20, 2006. On May 9, 2006, the Company closed on a private placement financing of $7,321,191 of common stock. Proceeds from the Private Placement were used to retire the Note. The loan agreement also required the issuance of a warrant to purchase 400,000 shares of common stock at $0.56 per share. Westrec Capital Partners, LLC also agreed to extend its bridge financing loan to the Company for up to thirty (30) days under the same terms and conditions in exchange for a warrant for 100,000 shares of the Company’s common stock, exercisable at $1.00 per share.

The value of the warrant to purchase 400,000 shares of common stock was determined to be $291,368 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as equity in accordance with SFAS No. 133 and EITF 00-19. The value of the warrant to purchase 100,000 shares of common stock was determined to be $72,097 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as a warrant liability in accordance with SFAS No. 133 and EITF 00-19. The Company is obligated to maintain the registration of the warrant to purchase 100,000 shares of common stock for a period of one year from the original registration date of October 2, 2006. At September 30, 2007 the Company revalued this liability with the following assumptions: risk free interest rate of 4.2%, volatility factor of 222.3%, 3.25 year life and zero dividends, and adjusted the current value of this warrant liability to $47,020.

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc. whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $2,000,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 50% of the value of eligible inventory, which amount shall not exceed the lesser of $1,000,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as Wells Fargo Century, Inc. shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months. As of September 30, 2007, total amount due to Wells Fargo Century was $1,953,846.

9.	Equity transactions

Common Stock

On May 4, 2007 the Company issued 62,500 shares of common stock to a consultant in exchange for services. The services were valued at $41,875, and were valued at $0.67 per share, which was the trading price on the grant date. There were 35,389,504 shares of common stock of the registrant outstanding at September 30, 2007.

On August 7, 2007 the Company issued 12,944 shares of common stock to a consultant upon the exercise of vested options at an exercise price of $0.35 per share.

In September 2007, the Company completed a private placement transaction with institutional investors and other high net worth individuals. Pursuant to its subscription agreements with these investors, the Company sold 5,250,000 shares of common stock, at $0.40 per share. In accordance with the terms of the subscription agreements the Company was required to file a registration statement for resale of the common stock sold within forty-five (45) days of the closing date of the offering, use commercially reasonable efforts to cause such registration statement to become effective within one hundred fifty (150) days after the closing date and maintain such registration for twenty-four (24) months after the closing date. The company has timely filed an SB-2 Registration Statement which became effective on November 9, 2007. After commissions and expenses, the Company received net proceeds of approximately $2.0 million in the private placement.

Warrant Activity

A summary of warrant activity is as follows :

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2006	10,454,519	$0.91
Warrants outstanding at March 31, 2007	10,454,519	$0.91
Warrants outstanding at June 30, 2007	10,454,519	$0.91
Warrants outstanding at September 30, 2007	10,454,519	$0.91

Stock-Based Compensation

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

There were options to purchase 399,000 shares of common stock issued during the quarter ended September 30, 2007.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	5,003,344	$0.65
Granted	268,000	$0.67
Exercised	-	-
Cancelled/Expired	(164,011)	$0.54
Outstanding at March 31, 2007	5,107,333	$0.65
Granted	-	-
Exercised	-	-
Cancelled/Expired	(591,343)	$0.75
Outstanding at June 30, 2007	4,515,990	$0.64
Granted	399,000	$0.48
Exercised	(12,944)	$0.35
Cancelled/Expired	(5,000)	$0.35
Outstanding at September 30, 2007	4,897,046	$0.63
Exercisable at September 30, 2007	3,337,932	$0.54

The following tables summarize information about stock options outstanding at September 30, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.19 - $0.35	2,420,755	6.41	$0.35	$374,726
$0. 67 - $1.05	2,476,291	8.46	$0.90	$7,980

The following tables summarize information about stock options exercisable at September 30, 2007:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.19 - $0.35	2,212,308	6.31	$0.34	$342,972
$0. 67 - $1.05	1,125,624	7.79	$0.92	$2,000

The Company recorded $494,456 and $431,860 of compensation expense for employee stock options during the nine months ended September 30, 2007 and 2006, respectively. These compensation expense charges were recorded in the following operating expense categories for 2007 and 2006 respectively, general and administrative - $335,103 and $356,149; sales and marketing - $106,129 and $55,759; research and development - $32,022 and $9,829; and operations - $20,962 and $10,122. There was a total of $1,186,087 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at September 30, 2007. This cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the nine months ended September 30, 2007 was $804,951.

10.	Income Taxes

The Company adopted the provisions of FIN 48 effective January 1, 2007. The implementation of FIN 48 has not caused the Company to recognize any changes in its identified tax positions.

The Company has not incurred any interest or penalties related to unrecognized tax benefits through September 30, 2007.   Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

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

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarter ended September 30, 2007 as follows:

September 30, 2007
Statutory regular federal income benefit rate	(34.0)%
State income taxes, net of federal benefit	(5.4)
Change in valuation allowance	39.4
Total	-%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at September 30, 2007 consisted of the following:

2007
Deferred tax assets
Net operating loss carryforward	$3,320,544
Stock option expense	475,780
Allowance for doubtful accounts	11,138
Allowance for product returns	60,833
Accrued compensation	163,585
Inventory	10,282
Other	3,134
Valuation allowance	(3,765,855)

Total deferred tax assets	279,441

Deferred tax liabilities
State tax	(279,441)

Total deferred tax liabilities	(279,441)

Net deferred tax assets/liabilities	$-

As of September 30, 2007, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2009 through 2011.

As of September 30, 2007, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of $7,789,000 and $7,607,000, respectively, that expire between 2009 and 2027.

11.	Commitments and Contingencies

The Company was located in a temporary facility during the six months ended June 30, 2006. Rent expense for this temporary facility was $40,500 and continued through June 30, 2006.

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Future minimum monthly lease payments on this facility are $14,069. Rent expense for the nine months ended September 30, 2007 for this facility was $124,719.

The Company has various non-cancelable operating leases for office equipment expiring through April 6, 2010. Equipment lease expense charged to operations under these leases was $5,878 and $5,362 for the nine months ended September 30, 2007 and 2006, respectively.

The Company has entered into an agreement to outsource its warehouse and fulfillment functions in order to increase operating efficiencies and accommodate future growth. The Company has chosen AMS Fulfillment, Inc., which offers turnkey distribution services for retail, wholesale and web-based client programs. Ironclad consolidated its inventory from two separate sites and moved it to AMS Fulfillment’s facility located in the Los Angeles area. The move took place in August 2007. AMS will perform all warehousing, assembly, packaging and fulfillment services for the Company.

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

On October 31, 2006, Ironclad California filed a cross-complaint against ASG and certain other defendants. In January 2007, Ironclad California filed an amendment to its cross-complaint and named additional cross-defendants to its claims. The cross-complaint, as amended, was filed with the Superior Court of the State of California for the County of Los Angeles. ASG filed a demurrer to Ironclad California's cross-complaint which was not heard until April 5, 2007. Following the hearing, the Court ruled that Ironclad could proceed with claims based on unfair business practices, aiding and abetting unfair business practices and conspiracy but ruled that is contract claims were time barred. Ironclad California filed another amended cross-complaint on April 16, 2007. ASG responded to that amended complaint on May 16, 2007. Ironclad California filed a second amended cross complaint on June 4, 2007. ASG responded by filing another demurrer and motion to strike. These motions were heard on October 10, 2007. ASG's demurrer was granted in part and denied in part and its motion to strike was denied in its entirety. The parties attended a mediation on October 31, 2007.

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

Mr. Alderton, an Ironclad Board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP (“SAM”) which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became the Company’s primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company for the three months and nine months ended September 30, 2007 and 2006. The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

Our historical operations before May 9, 2006 reflect only the operations of Ironclad Performance Wear Corporation, a California corporation (or “Ironclad California”). Before May 9, 2006, we existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On May 9, 2006, we consummated a merger transaction in which we acquired all of the shares of Ironclad California (the “Merger”). Concurrently with the closing of the Merger we completed a private placement financing and certain other transactions related to the Merger. Upon completion of the Merger and the private placement financing, Ironclad California became our wholly-owned subsidiary, and the former stockholders of Ironclad California and the investors in the private placement financing received in the aggregate 26,130,548 shares of our common stock, or approximately 88% of our issued and outstanding shares of common stock. Ironclad California was formed and commenced its business in 1998. The Merger was accounted for as a reverse merger with Ironclad California deemed to be the accounting acquirer, and us the legal acquirer.

General

Net sales are comprised of gross sales less returns and cash discounts. Our operating results are seasonal, with a greater percentage of net sales being earned in the third and fourth quarters of our fiscal year due to the fall and winter selling seasons.

Cost of sales consist primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications and a reserve for inventory obsolescence.

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

Historically, we have funded our working capital needs primarily through our existing asset-based credit facility along with subordinated debt. In 2005, we completed an equity financing, the proceeds of which were used to extinguish certain subordinated debt. In 2006 we have completed two equity financing transactions. A portion of the proceeds of the second equity financing transaction was used to extinguish certain debt. On September 15, 2006 we entered into a factoring agreement whereby it assigned certain of its accounts receivables with full recourse. This facility allows us to borrow 75% against eligible accounts receivable, up to $2,000,000. This facility had an outstanding balance of $1,953,846 at September 30, 2007.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition of Plan of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For all items that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of sales. For the nine months ended September 30, 2007, we decreased our inventory reserve by $56,000, to a current balance of $64,000 and recorded a corresponding decrease in cost of sales. For the nine months ended September 30, 2006, we increased our inventory reserve by $33,500, to a balance of $65,500 and recorded a corresponding increase in cost of sales. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Our current estimated future warranty product return rate is approximately 1.0% and our current estimated future stock adjustment return rate is approximately 0.75%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons; (1) our products’ useful life is approximately 3-4 months and (2) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Warranty Returns

Reserve balance January 1, 2007	$72,000
Payments recorded during the period	(169,110)
(97,110)
Accrual for new liabilities during the reporting period	162,110
Reserve balance March 31, 2007	65,000
Payments recorded during the period	(70,155)
(5,155)
Accrual for new liabilities during the reporting period	70,155
Reserve balance June 30, 2007	65,000
Payments recorded during the period	(107,701)
(42,701)
Accrual for new liabilities during the reporting period	184,701
Reserve balance September 30, 2007	$142,000

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our stock option plans. The statement provides for, and we have elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures.

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes-Merton Option Pricing Formula (the “Black Scholes Model”). At each period end, or when circumstances indicate that we reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as change in fair value of warrant liability.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2007 and September 30, 2006

Net Sales increased $1,214,670 or 51.1%, to $3,588,178 in the quarter ended September 30, 2007 from $2,373,508 for the corresponding period in 2006. Two customers accounted for 40% of net sales during the quarter ended September 30, 2007 and one customer accounted for 15% of net sales for the quarter ended September 30, 2006. Net sales increased $2,091,785 or 36.7% , to $7,794,427 in the nine months ended September 30, 2007 from $5,702,642 for the corresponding period in 2006. One customer accounted for 19% of net sales during the nine months ended September 30, 2007 and one customer accounted for 25% of net sales for the corresponding period in 2006. Included in net sales are customer rebate expenses of approximately $102,000 and $48,000 for the three months ended September 30, 2007 and 2006, respectively.

Gross Profit increased $464,324 to $1,272,143 for the quarter ended September 30, 2007 from $807,819 for the quarter ended September 30, 2006. Gross profit, as a percentage of net sales, or gross margin, increased to 35.1% in the third quarter of 2007 from 34.0% in the same quarter of 2006. Gross profit increased $1,017,677 to $3,113,897 for the nine months ended September 30, 2007 from $2,096,220 for the nine months ended September 30, 2006. Gross profit, as a percentage of net sales, or gross margin, increased to 39.7% for the first nine months of 2007 from 36.8% in the corresponding period of 2006. Our product mix in both 2006 and 2007 included large promotional sales to two major home center chains at a lower margin than we normally achieve, thereby reducing overall gross profit for the period. Additionally, gross margin has been improved by reduced product costs due to better pricing from our manufacturers in 2007.

Operating Expenses increased by $528,993, or 30.3%, to $2,277,615 in the third quarter of 2007 from $1,748,622 in the third quarter of 2006. As a percentage of net sales, operating expenses decreased to 63.5% in the third quarter of 2007 from 73.7% in the same period of 2006. Operating expenses increased by $2,138,493, or 49.0%, to $6,501,365 in the nine months ended September 30, 2007 from $4,362,872 in the corresponding period of 2006. As a percentage of net sales, operating expenses increased to 83.4% for the first nine months of 2007 from 76.5% in the same period of 2006. The increased spending for the third quarter of 2007 was primarily due to increased costs associated with implementing brand development initiatives, including print and cooperative advertising - approximately $162,000; increased public company costs of $73,000; increased travel & entertainment expenses of $33,000; increased office operating expenses of $116,000; salaries, bonus accrual, commissions and taxes and benefits expenses of approximately $215,000 and decreased Financial Accounting Standards No. 123R options expense of $(70,000). Our number of employees increased to 27 at September 30, 2007 from 25 at September 30, 2006. Sales and marketing expenses were increased to build brand recognition and increase sales.

Loss from Operations increased $64,669 or 6.9%, to $1,005,472 in the third quarter of 2007 from $940,803 in third quarter of 2006. Loss from operations as a percentage of net sales decreased to 28.0% in the third quarter of 2007 from 39.6% in the third quarter of 2006. Loss from operations increased $1,120,816 or 49.4%, to $3,387,468 in the nine months ended September 30, 2007 from $2,266,652 in the corresponding period of 2006. Loss from operations as a percentage of net sales increased to 43.5% in the nine months ended September 30, 2007 from 39.7% in the same period of 2006. The increase in the nine month period was primarily the result of an increase in operating expenses, as discussed above, offset in part by our increase in gross profit.

Interest Expense increased $32,495 to $34,473 in the third quarter of 2007 from $1,978 in the same period of 2006. Interest expense decreased $226,850 to $104,751 in the nine months ended September 30, 2007 from $331,601 in the same period of 2006. The first nine months of 2007 did not include the short term financing with Westrec Capital Partners or the amortization of the loan acquisition costs associated with this debt, which was in place in 2006.

Interest Income decreased $20,105 in the third quarter of 2007 to $6,209 from $26,314 in the third quarter of 2006. Interest income decreased $7,334 in the nine months ended September 30, 2007 to $34,993 from $42,327 in the same period of 2006. Interest income is a result of investment of funds from the private equity funding completed concurrent with the merger on May 9, 2006.

Other Income (Expense) net was $-0- in the third quarter of 2007 as compared with $216 in the third quarter of 2006. Change in the fair value of warrant liability was $5,935 in the third quarter as compared to $392,002 for the third quarter of 2006. Other income (expense) net was $2,385 in the nine months ended September 30, 2007 as compared with $2,397 in the same period of 2006. Change in the fair value of warrant liability was $18,248 in the nine months ended September 30, 2007 as compared to $(2,061,016) for the same period of 2006. This change represents the difference in the fair value of warrants recorded as liabilities at their issue date on May 9, 2006. These warrants will be revalued at the end of each reporting period until the terms of the registration statement for the shares and warrants issued, that result in liability accounting, are satisfied. At September 30, 2007 there is one warrant which will remain open as a liability until its terms are satisfied in October, 2007.

Net Loss increased $503,552 to $1,027,801 in the third quarter of 2007 from $524,249 in the third quarter of 2006. Net loss decreased $1,177,952to $3,436,593 in the nine months ended September 30, 2007 from $4,614,545 in the same period of 2006. This decreased loss is the result of the combination of each of the factors discussed above, principally the change in the fair value of warrant liability.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for our fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity. On September 15, 2006 the Company entered into a new factoring agreement, whereby it assigned certain of its accounts receivable with full recourse. This facility allows the Company to borrow 75% against eligible accounts receivable, up to $2,000,000.

Operating Activities for the nine months ended September 30, 2007, cash used in operating activities was $2,964,241 and consisted primarily of a net loss of $3,437,393, reduced by non-cash items of $568,983, an increase in accounts receivable of $1,429,364, an increase in inventory of $639,586, a decrease in deposits on inventory of $8,155, an increase in prepaid expenses and other assets of $26,921, and an increase in accounts payable and accrued expenses of $1,991,885. For the nine months ended September 30, 2006, cash used in operating activities was $3,776,442 and consisted primarily of a net loss of $4,615,345, reduced by non-cash items of $2,828,620, an increase in accounts receivable of $316,647, an increase in inventory of $1,956,196, a decrease in deposits on inventory of $300,277, a decrease in loan costs of $15,798, an increase in prepaid expenses and other assets of $31,908, and decreases in accounts payable and accrued expenses of $1,041.

Investing Activities for the nine months ended September 30, 2007 and 2006 were primarily the result of capital expenditures, mainly for computer equipment and software and trademark applications. Cash used in investing activities decreased to $88,108 for 2007 from $144,421 in 2006.

Financing Activities for the nine months ended September 30, 2007 consisted primarily of proceeds from the issuance of common stock in conjunction with a PIPE offering of $2,011,863 (net of $92,637 in offering costs), net borrowing under our existing factoring agreement of $390,168 and payments on capital lease of $2,491. Cash provided by financing activities increased to $2,399,540 for 2007. Financing activities for the nine months ended September 30, 2006 consisted primarily of proceeds from the issuance of common stock of $507,500, the completion of the merger related equity financing of $6,036,738 (net of $1,284,453 in offering costs) and the proceeds from bank lines of credit of $821,205, and was offset by payments made on our bank lines of credit of $861,612, outstanding note payable of $500,000, and payments on a capital lease of $2,027. We believe that our cash flows from operations together with the net proceeds from our offering and our factoring agreement may not be adequate to meet our liquidity needs and capital expenditure requirements as we progress into 2008.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

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

As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, or our operating results will be below the expectations of securities analysis or investors. In that case, our common stock price could fluctuate significantly or decline.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 31% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3.  CONTROLS AND PROCEDURES

Controls and Procedures

Members of the company’s management, including our Chief Executive Officer and President, Eduard Jaeger, and Interim Chief Financial Officer, Thomas Kreig, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Jaeger and Kreig concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 31, 2006, Ironclad California filed a cross-complaint against ASG and certain other defendants. In January 2007, Ironclad California filed an amendment to its cross-complaint and named additional cross-defendants to its claims. The cross-complaint, as amended, was filed with the Superior Court of the State of California for the County of Los Angeles. ASG filed a demurrer to Ironclad California's cross-complaint which was not heard until April 5, 2007. Following the hearing, the Court ruled that Ironclad could proceed with claims based on unfair business practices, aiding and abetting unfair business practices and conspiracy but ruled that is contract claims were time barred. Ironclad California filed another amended cross-complaint on April 16, 2007. ASG responded to that amended complaint on May 16, 2007. Ironclad California filed a second amended cross complaint on June 4, 2007. ASG responded by filing another demurrer and motion to strike. These motions were heard on October 10, 2007. ASG's demurrer was granted in part and denied in part and its motion to strike was denied in its entirety. The parties attended a mediation on October 31, 2007.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between September 12 and September 24, 2007, we entered into Subscription Agreements with each of London Family Trust, MCF Navigator Fund, L.P., Primarius Partners LP, Primarius Focus LP, Alder Capital Partners I LP, Alder Offshore Master Fund LP, Orcutt Family Trust, and Stiassni Capital Partners L.P. pursuant to which we sold an aggregate of 5,250,000 shares of common stock, par value $0.001 per share, at $0.40 per share for gross proceeds of $2.1M. The transactions closed between September 12 and 24, 2007. We paid total cash commissions equal to $67,500 to Brean Murray, Carret & Co. in connection with the offering.

Pursuant to the terms of the Subscription Agreements, we agreed to provide the investors certain registration rights with respect to their purchased shares under the Securities Act of 1933, as amended. The Subscription Agreements provided that we would file a registration statement on or before the date that is 45 calendar days after the last closing date of the transactions contemplated by the Subscription Agreements and that we would use commercially reasonable efforts to cause that registration statement to become effective within one hundred fifty (150) days after the last closing date. We subsequently filed a Registration Statement on Form SB-2 (File Number 33-146852) pursuant to which we registered for resale all of the shares sold in the offering. The registration statement was declared effective on November 9, 2007.

The issuance of the shares to the investors pursuant to the Subscription Agreements was intended to be exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act, as the shares were sold to accredited investors, without a view to distribution and were not sold through any general solicitation or advertisement.

ITEM 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.1	Form of Subscription Agreement (1)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Form SB-2 Registration Statement filed October 23, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 14, 2007	By:	/s/ Thomas Kreig
Thomas Kreig Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Form of Subscription Agreement (1)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Form SB-2 Registration Statement filed October 23, 2007