Form 10KSB
period 2007-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2008-03-31
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to__________

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

Yes ☐ No ☒

Issuer’s Revenues for the fiscal year ended December 31, 2007 were $13,049,197.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 27, 2008 was $7,355,481

As of March 27, 2008, the issuer had 35,389,504 shares of common stock, par value $.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

IRONCLAD PERFORMANCE WEAR CORPORATION

i

PART I

This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and “Description of Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statement.

Item 1. Description of Business.

With respect to this discussion, the terms “we” “us” “our” “Ironclad” and the “Company” refer to Ironclad Performance Wear Corporation, a Nevada corporation and its wholly-owned subsidiary Ironclad Performance Wear Corporation, a California corporation, or Ironclad California

2006 Merger Transaction

Founded in 1998, and based in El Segundo, CA, we are a designer and manufacturer of branded performance work wear for a variety of construction, do-it-yourself, industrial, sporting goods and general services markets.

On April 20, 2006, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Ironclad California, and Ironclad Merger Corporation, a California corporation and our wholly-owned subsidiary, or MergerCo, pursuant to which we would acquire Ironclad California in a merger transaction wherein MergerCo would merge with and into Ironclad California, with Ironclad California being the surviving corporation, or the Merger. On May 9, 2006, the Merger closed, Ironclad California became our wholly-owned subsidiary, and we changed our name to Ironclad Performance Wear Corporation.

Private Placement Transaction

Immediately following the closing of the Merger, we received gross proceeds of approximately $7.3 million in a private placement transaction, or the Private Placement, with institutional investors and other high net worth individuals, or the Investors. Pursuant to Subscription Agreements entered into with these Investors, we sold 9,761,558 investment units, at $0.75 per investment unit. Each investment unit consists of one share of our common stock, and a five year non-callable warrant to purchase three-quarters of one share of our common stock, at an exercise price of $1.00 per share.

General

We design and manufacture branded performance work wear for a variety of construction, do-it-yourself, industrial, sporting goods and general services markets. Since inception, we have leveraged our proprietary technologies to design job-specific gloves and performance apparel designed to improve the wearer’s ability to safely, efficiently and comfortably perform specific job functions. Our goal is to establish a reputation in the construction, do-it-yourself, industrial, sporting goods and general services markets as a leader in performance gloves and apparel. We recently expanded our performance apparel product line to include jackets, pants, shorts, reflective and polo shirts, underwear and tights.

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

Glove Products

Currently, our primary products are our task-specific technical gloves. Glove products are specially designed for individual user groups. Currently, we produce and sell 45 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of construction, do-it-yourself, industrial and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, hunters, gardeners and do-it-yourself users. Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion. Glove products are currently manufactured by three suppliers operating in China, Hong Kong and Indonesia. The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply if necessary. Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

Apparel

We launched a line of performance apparel products during the fourth quarter of 2005. This apparel line consists of eight long and short sleeved shirts designed to increase the comfort and functionality of the wearer by taking into account environmental temperatures and workers’ corresponding perspiration levels. The apparel is engineered to keep the wearer dry and cool under extreme work conditions. Ironclad’s apparel products are comparable to Under Armour™ Products, but we have incorporated worker-centric features such as anti-microbials, SPF 30 sunscreen protection and self wicking, and have made our apparel products slightly heavier for durability. In 2006, we hired a Director of Apparel who was a designer/developer of performance apparel for Under Armour and other apparel companies. We also hired a Vice President of Sales - Apparel, who previously worked for Dickies and other apparel companies, to develop a sales force to sell the performance apparel line to the work wear and sporting goods channels. Our existing sales force will sell the performance apparel line to our existing customer base. In 2007, we expanded the apparel line to include performance jackets, pants, shorts, reflective and polo shirts, underwear and tights. The apparel line will be manufactured by three suppliers located in Taiwan, Mexico and the Dominican Republic. Manufacturing capacity for apparel is readily available and we believe that we would be able to replace our current manufacturers and add new manufacturers without significant disruption in supply.

Competition

Ironclad competes in the following two principal markets: construction and industrial.

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

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores, lumber yards, big box home centers, industrial distributors and sporting goods retailers. We intend to expand into work wear chains and additional large retailers in 2008.

International Expansion

We began distributing products internationally in 2005 in Australia and Japan. In 2006, we entered the Canadian market through a distributor. We expanded into the United Kingdom in 2007 and plan to expand into Europe and other international markets in 2008.

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

Print Media

We expanded our marketing programs in print media throughout 2007, in construction industry and occupational health and safety publications, and lifestyle and recreational magazines.

Sponsorship Relationships

We maintain a number of sponsorship relationships with sporting and television events that appeal to our target demographic. We view these relationships as a means to further establish and solidify brand recognition with our target customers.

Sales and Customer Analysis

We are currently distributing our products through approximately 9,000 outlets that cater to the professional tradesman, do-it-yourself consumer, industrial user and sporting goods consumer including “Big Box” home centers, hardware co-ops, lumber yards, industrial distributors and sporting goods retailers. In 2008 we intend to sell our expanded performance apparel line to work wear retailers. Currently, we estimate that our products are sold in only 30% of the retail and distribution outlets identified by our management as viable Ironclad outlets. We intend to continue to emphasize and expand our relationships with these retailers and distributors

Sales through “Big Box” home centers accounted for approximately 25% of our sales revenue in 2007. One retailer, Menard, Inc., accounted for approximately 19% of our sales in 2007.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers and international channels, which we believe creates significant opportunities for strengthening our brand.

Geographic Information

Domestic sales accounted for 89% of our revenue in 2007 and 93% in 2006. International sales in Australia, United Kingdom, Canada and other countries accounted for our remaining revenue in 2007. All of our fixed assets are located in the United States, principally in California at our headquarters. Our products are currently manufactured in China, Indonesia, Taiwan, Mexico, Hong Kong and the Dominican Republic.

Co-Branded Products and Relationships

Although we do not sell privately-labeled products, we have opportunistically sought to co-brand with major partners that represent a value added relationship in terms of sales and brand awareness.

Intellectual Property and Proprietary Rights

We currently have eight patents or patents pending, which are intended to protect the design and technical innovations found in our performance work gloves. Following are descriptions of the patents or patents pending.

•
Advanced Touch® Technology is a seamless fingertip design that places a smooth layer of material on the touch receptors of the fingers. The result is an increase in comfort and a high degree of touch sensitivity. It is used in Ironclad’s Evolution, Tuff Chix and Ranchworx gloves. This patent issued on October 30, 2007.

•
Ironclad’s Engineered Grip System consists of a uniquely patterned, molded thermoplastic elastomer, or TPE, that is welded to a synthetic leather palm. It provides extreme grip and abrasion protection without sacrificing hand dexterity. It is found in Ironclad’s Extreme Duty glove, which is designed to handle brick, cement block, rebar, and demolition rubble. The Extreme Duty glove is primarily used by search and rescue professionals, including units of the New York and Los Angeles Fire Departments. This patent issued on September 5, 2006.

•	Silicone rubber is fused to the synthetic leather palm of the Box Handler and Gripworx gloves in a specific pattern. This pattern, designed for optimum grip on smooth surfaces, is patent pending.

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

•
Ironclad has developed a heat resistant, shrink resistant, oil repellant, high durability synthetic fabric used for the palm of high temperature, high dexterity gloves. Exclusive Ironclad Hotshield ™ palm technology, found in the Heatworx line. This patent is pending.

•
A specific geometry, construction and chemical composition for the palm of a glove that is heat resistant up to 650°F yet maintains hand dexterity, found on Heatworx Heavy Duty glove. This patent is pending.

Ironclad owns the following intellectual trademark property: 39 registered US trademarks, 10 registered international trademarks and 9 in-use US trademarks. These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image. We also have 7 copyright marks.

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

Item 1A. Risk Factors.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

•	the timing of our introduction of new product lines, particularly specialty apparel;

•	the level of consumer acceptance of each new product line;

•	general economic and industry conditions that affect consumer spending and retailer purchasing;

•	the availability of manufacturing capacity;

•	the seasonality of the markets in which we participate;

•	the timing of trade shows;

•	the product mix of customer orders;

•	the timing of the placement or cancellation of customer orders;

•	the weather;

•	transportation delays;

•	quotas and other regulatory matters; and

•	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

We intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds of the private placements completed on May 9, 2006 and September 28, 2007 and the factoring agreement entered into on September 15, 2006. We believe we will have sufficient funds to finance the cost of our operations and planned expansion for the foreseeable future. As part of our planned growth and expansion, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure. We also plan to invest more heavily in research and development of new products, designs or services. In addition, we may need additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties or to respond to competitive pressures.

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

Government regulation and supervision

Any negative changes to international treaties and regulations such as the North American Free Trade Agreement, or NAFTA, and to the effects of international trade agreements and embargoes imposed by such entities such as the World Trade Organization which could result in a rise in trade quotas, duties, taxes and similar impositions or which could limit the countries from whom we can purchase our fabric or other component materials, or which could limit the countries where we might market and sell our products, could have an adverse effect on our business.

Any changes in regulation by the Federal Trade Commission, or FTC, with respect to labeling and advertising of our products could have an adverse affect on our business. The FTC requires apparel companies to provide a label clearly stating the country of origin of manufacture and the company’s apparel registration number and a second label stating washing instructions for the product. A change in these requirements could add additional cost to the production of our products, though we do not believe that this additional cost would be material, especially in relation to the cost of producing our products.

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

Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a person who has held restricted shares for a period of one year may, upon filing with the Securities and Exchange Commission, or SEC, a notification on Form 144, sell into the market shares up to an amount equal to 1% of the outstanding shares. The resale of the 3,489,444 shares held by Gemini and the stockholders who acquired shares in connection with the purchase and cancellation transaction completed immediately before the merger with Ironclad California may be registered as discussed above, but these shares also may currently be eligible for sale under Rule 144. The resale of these shares under Rule 144 may cause our stock price to decline.

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

Our securities, as traded on the NASDAQ Over-the-Counter Bulletin Board, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

In addition, the SEC has adopted a number of rules to regulate “penny stock” that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Global Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our securities may constitute “penny stock” within the meaning of the rules, the rules would apply to us and to our securities.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 52% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Employees

As of December 31, 2007, Ironclad had 28 full-time employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. Ironclad considers its relationships with its employees to be positive.

Item 2. Description of Property.

We lease all of our facilities. Our headquarters are located at 2201 Park Place, Suite 101, El Segundo, California 90245. The table below sets forth certain information regarding our leaseholds as of March 27, 2008.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
2201 Park Place, Suite 101 El Segundo, CA	10,600	$14,069	Corporate offices

We believe our facilities are adequate to meet our current and near-term needs.

Item 3. Legal Proceedings.

In September 12, 2006, American Sports Group, Inc., or ASG, filed a lawsuit against both Ironclad California and Ironclad Nevada in the Superior Court of the State of California for the County of Los Angeles, alleging causes of action for Declaratory Relief and Breach of Contract.

We took the position that ASG's claims were without merit and vigorously defended against these claims, denying all of the allegations and filing a Cross-Complaint for unfair business practices against ASG, Youngstown Equipment Corp., Blackstone Investment Group, Pacifica Ltd, LLC, Lakeview Canyon, LLC, or Lakeview, and Greg Thomsen, or Thomsen, among others. In December of 2007, we also filed a Federal Court complaint against Youngstown, Blackstone, Pacifica, Lakeview and Thomsen, alleging certain trademark violations.

In January of 2008, the parties settled their claims with respect to both lawsuits with prejudice. The settlement included a general mutual release covering all existing and potential claims between the parties arising out of the litigation.

Item 4. Submission of Matters to a Vote of Securities Holders.

On January 12, 2007, we held a Special Meeting of the Shareholders, or the Special Meeting. At the Special Meeting, there were 30,064,060 shares of common stock entitled to vote. There were 20,147,006 shares (67.014% of the shares entitled to vote) represented at the meeting in person or by proxy. The matter submitted to the shareholders at the Special Meeting was the approval or our 2006 Stock Incentive Plan, which authorizes the issuance of up to 4,250,000 shares of our common stock pursuant to grants awarded under such Plan.

The following summarizes vote results for the matter submitted to our shareholders for action at the Special Meeting:

For	Against	Withheld
18,792,774	1,353,732	500

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of equity Securities.

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

	High	Low	Volume
Year Ended December 31, 2006
Second Quarter	$2.56	$1.01	328,862
Third Quarter	$1.30	$0.86	382,974
Fourth Quarter	$0.90	$0.55	3,123,332
Year Ended December 31, 2007
First Quarter	$0.71	$0.45	3,612,791
Second Quarter	$0.70	$0.39	1,447,863
Third Quarter	$0.60	$0.41	3,618,063
Fourth Quarter	$0.50	$0.36	549,719

On March 27, 2008, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.30 per share. As of March 27, 2008, there were approximately 277 shareholders of record of our common stock.

19-MONTH PRICE PERFORMANCE GRAPH COMPARISON (1)

The graph below matches our cumulative 19-month total shareholder return on common stock with the cumulative total returns of the Dow Jones Wilshire MicroCap index and the DJ Wilshire Clothing & Accessories index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 5/11/2006 to 12/31/2007.

	5/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06

Ironclad Performance Wear Corporation	100.00	111.11	73.61	79.86	71.53	69.44	51.39	50.00
Dow Jones Wilshire MicroCap	100.00	94.40	93.60	89.94	91.87	92.03	96.91	99.33
DJ Wilshire Clothing & Accessories	100.00	94.69	95.03	90.87	94.92	102.65	111.35	116.36

12/06	1/07	2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07

46.53	47.22	47.92	31.94	27.78	33.33	38.19	32.64	32.64	34.72	31.25	27.78	31.25
100.88	102.70	102.29	102.49	104.46	106.59	105.85	99.58	98.60	100.78	102.07	92.93	92.28
116.89	120.47	122.77	124.18	126.08	128.91	126.37	119.72	116.89	119.62	108.83	101.54	89.48

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

We have never paid dividends on our common stock. We intend to retain any future earnings for use in our business.

Recent Sales of Unregistered Securities

None.

(1) This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Ironclad Performance Wear Corporation under the Securities Act of 1933, as amended or the Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2007 and 2006. Except for historical information, the matters discussed in this Management’s Discussion and Analysis or Plan of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales. In 2006, we entered the Canadian market through a distributor, and international sales represented approximately 7% of total sales. In 2007 we entered the European market through a distributor and international sales represented approximately 11% of total sales. We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2008

Our historical operations before May 9, 2006 reflect only the operations of Ironclad Performance Wear Corporation, a California corporation, or Ironclad California. Before May 9, 2006, we existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On May 9, 2006, we consummated a merger transaction in which we acquired all of the shares of Ironclad California, or the Merger. Concurrently with the closing of the merger we completed a private placement financing and certain other transactions related to the Merger. Upon completion of the Merger and the private placement financing, Ironclad California became our wholly-owned subsidiary, and the former stockholders of Ironclad California and the investors in the private placement financing received in the aggregate 26,130,548 shares of our common stock, or approximately 88% of our issued and outstanding shares of common stock. Ironclad California was formed and commenced its business in 1998. Our merger with Ironclad California was accounted for as a reverse merger with Ironclad California deemed to be the accounting acquirer, and us the legal acquirer.

Critical Accounting Policies, Judgments and Estimates

Our Management’s Discussion and Analysis of Financial Condition or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For all items that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the years ended December 31, 2007 and December 31, 2006 we adjusted our inventory reserve by ($36,000) and $88,000, respectively, to a current balance of $84,000 and recorded a corresponding adjustment in cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Our current estimated future warranty product return rate is approximately 1.0% and our current estimated future stock adjustment return rate is approximately 0.75%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons: (i) our products useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Warranty Returns

Reserve balance 12/31/05	$38,000
Payments recorded during the period	(186,097)
(148,097)
Adjustment to reserve for pre-existing liabilities	34,000
Accrual for new liabilities during the reporting period	186,097

Reserve balance 12/31/06	72,000
Payments recorded during the period	(486,030)
(414,030)
Adjustment to reserve for pre-existing liabilities	128,000
Accrual for new liabilities during the reporting period	486,030

Reserve balance 12/31/07	$200,000

Stock Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, 123R, “Share-Based Payments,” or SFAS 123R. This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our stock option plans. The statement provides for, and we have elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures.

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

Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. As we have reported losses for 2003, 2004, 2005, 2006 and 2007, we have taken the conservative approach, and fully reserved the deferred tax assets.

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes-Merton Option Pricing Formula, or the Black Scholes Model. At each period end, or when circumstances indicate that we reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as “Adjustments to Fair Value of Derivatives.”

Recent Accounting Pronouncements

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133,“Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on our financial statements.

FIN No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting and financial statement reporting for uncertainties in income tax recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have completed our analysis of the effects of this interpretation and have determined that the adoption of FIN 48 will not have a material effect on its financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management will evaluate the effect of this statement, if any, on its financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. We are currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. We are currently evaluating the impact of SFAS No. 160 on our consolidated financial statements but do not expect it to have a material effect.

Results of Operations

Comparison of Years Ended December 31, 2007 and December 31, 2006

Net Sales increased $3,467,987, or 36.2%, to $13,049,197 in the year ended December 31, 2007 from $9,581,210 for the corresponding period in 2006. This increase was primarily due to increased sales of approximately $818,000 with new and existing “Big Box” home center customers, approximately $677,000 due to a full year of sales of our performance apparel products, approximately $855,000 of increase in international sales, and approximately $1,118,000 in growth from our existing customers. One customer accounted for approximately 21% of net sales during the year ended December 31, 2007 and approximately 17% of net sales for the year ended December 31, 2006. We expect the overall trend of increased sales to continue through existing and new retail and distribution outlets in the United States, planned international expansion, and sales of our expanded apparel line in new distribution channels, with continued increased spending on sales and marketing of our products.

Gross Profit increased $1,388,099 to $5,001,743 for the year ended December 31, 2007 from $3,613,644 for the year ended December 31, 2006. Gross profit as a percentage of net sales, or gross margin, increased to 38.3% in 2007 from 37.7% in 2006. The increase in gross margin was mainly attributable to a shift in product mix, increased direct sales to international distributors, aggressive sales promotion programs with new and existing customers, and improved margins on apparel sales, between the comparative periods. Product mix and customer sales mix shifts can affect gross profit in any period. Sales to “Big Box” home centers generally include an assortment of lower priced products than are sold to other retailers and distributors. Sales to international distributors are generally at lower gross margin, as the international distributor pays the cost of selling and distributing the product and servicing their customers. These increased costs have been offset by improved margins on apparel products generated by outsourcing and increased direct factory-to-customer shipments to international customers.

Operating Expenses increased by $2,196,137, or 33.1%, to $8,832,283 in 2007 from $6,636,146 in 2006. As a percentage of net sales, operating expenses decreased to 67.7% in 2007 from 69.3% in the same period of 2006. The increased spending in 2007 was primarily due to increased costs associated with implementing brand development initiatives, including a NASCAR sponsorship and increased print and cooperative advertising - approximately $402,000; expenses associated with our status as public company costs of approximately $27,000; increased legal expenses of $241,000; increased cost for contracted services, primarily third party fulfillment warehouse of $318,000; increased commissions of $31,000; increased rents of $41,000; increased travel & entertainment expenses of $86,000; increased trade show and sample expenses of $37,000; Financial Accounting Standards No. 123R options expense of $32,000; salaries, temporary labor and bonus accrual expenses of approximately $832,000 (includes full year salaries & benefits for six hires from late 2006), and increased general operating expenses of $149,000. Our number of employees increased to 28 at December 31, 2007 from 26 at December 31, 2006. Sales and marketing expenses were increased to build brand recognition and increase sales. Expenses associated with being a public company included public accounting and legal fees and investor relations expenses.

Loss from Operations increased $808,038 or 26.7%, to $3,830,540 in 2007 from $3,022,502 in 2006. Loss from operations as a percentage of net sales decreased to 29.4% in 2007 from 31.5% in 2006. The increased loss for 2007 was primarily the result of an increase in operating expenses, as discussed above.

Interest Expense decreased $212,382 to $148,381 in 2007 from $360,763 in 2006. The decrease was primarily due to the reduction in the recognition of imputed warrant interest charges of $256,188, offset by additional bank borrowing.

Interest Income decreased $28,425 to $42,235 in 2007 from $70,660 in 2006. Interest income is a result of investment of funds from the private equity funding completed concurrent with the merger on May 9, 2006.

Other Income (Expense) net was $1,526 in 2007 as compared with $2,397 in 2006. Change in the fair value of warrant liability was $18,230 in 2007 as compared to ($1,082,944) for 2006. This income (expense) represents the difference in the fair value of warrants recorded as liabilities at December 31, 2007 and their issue date on May 9, 2006. The terms of the registration statement underlying 98% of the warrants were satisfied in October, 2006. The remaining warrant liability was revalued at the end of each reporting period until the terms of the registration statement for the shares underlying the warrants were satisfied in October, 2007.

Net Loss decreased $445,196 to $3,917,777 in 2007 from $4,362,973 in 2006. This decreased loss is a result of the combination of each of the factors discussed above.

Seasonality and Annual Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to a consistent increase in the sale of our winter glove line during this period. We typically generate 60% - 65% of our glove net sales during these months. In addition, with the introduction of our expanded performance apparel line and penetration of new international markets in the second half of 2007 we expect that our sales in the third and fourth quarter will represent 65% to 70% of our total net sales for 2008.

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

Operating Activities. In 2006, cash used in operating activities was $4,698,717 and consisted primarily of a net loss of $4,362,973, reduced by non-cash items of $2,052,979 and increases in inventory of $1,979,830, and accounts receivable of $618,668 and decreases in deposits on inventory of $238,722, prepaid and other expenses of $11,292 and loan costs of $15,798, offset by a decrease in accounts payable and accrued expenses of $56,006.

In 2007, cash used in operating activities was $4,012,719 and consisted primarily of a net loss of $3,917,777, reduced by non-cash items of $754,870 and increases in inventory of $165,470, accounts receivable of $2,310,824, and prepaid and other expenses of $37,541, and decreases in deposits on inventory of $51,487, offset by an increase in accounts payable and accrued expenses of $1,612,536.

Investing Activities. In 2006 and 2007, investing activities were primarily the result of capital expenditures, mainly for computer equipment and trademark applications. Cash used in investing activities increased $9,159 to $167,716 for 2007 from $158,557 in 2006. Expenditures for property and equipment increased $25,522 and investment in trademarks decreased $16,363.

Financing Activities. Financing activities during 2006 consisted primarily of our net borrowing under our existing asset-based credit facility, payoff of an existing note payable, proceeds from the issuance of common stock, financing provided by a capital lease, proceeds from the exercise of warrants and options, and the completion of our merger and associated financing on May 9, 2006. Cash provided by financing activities was $6,839,867 for 2006. The increase in cash provided by financing activities was due to proceeds from the issuance of common stock of $507,500, the completion of the merger related equity financing of $6,036,738 (net of $1,284,453 in offering costs), proceeds from the exercise of warrants of $66,338, proceeds from the exercise of options of $30,000, and by net borrowings on our bank lines of credit of $702,066, offset by payments on an outstanding note payable of $500,000 and payments on a capital lease of $2,775.

Financing activities during 2007 consisted primarily of our net borrowing under our existing asset-based credit facility, proceeds from the issuance of common stock, financing provided by a capital lease, and proceeds from the exercise of options. Cash provided by financing activities was $2,754,095 for 2007. The increase in cash provided by financing activities was due to proceeds from the issuance of common stock of $2,007,363 (net of $92,637 in offering costs), proceeds from the exercise of options of $4,500, and by net borrowings on our bank lines of credit of $745,643, offset by payments on a capital lease of $3,411.

We believe that our cash flows from operations and borrowings available to us under our senior secured credit facility, together with additional net proceeds from future private placements will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

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

Through May 2006 we also maintained a $250,000 revolving line of credit with our senior secured lender. We were eligible to borrow 30% against our eligible inventory, up to $250,000. Amounts borrowed under the terms of this agreement were secured by all of our assets, and were personally guaranteed by one of our executive officers. Interest on outstanding loan balances under our revolving line of credit accrued at the same interest rates as our senior secured loan facility and also matured in May 2006. Proceeds from the private placement completed on May 9, 2006, were used to repay the balance on the loan facility.

On September 15, 2006 we entered into a new factoring agreement with Wells Fargo Century, Inc. whereby we assigned certain of our accounts receivables with full recourse. On November 21, 2006, we entered into an amendment to this factoring agreement. This facility currently allows us to borrow the lesser of (a) $2,500,000 or (b) the sum of: (i) seventy-five percent (75%) of the net amount of our Eligible Receivables and (ii) 40% of the value of our Eligible Inventory (which amount shall not exceed the lesser of $750,000 and the net amount of our Eligible Receivables) (as such terms are defined in the factoring agreement. This credit facility does not contain any financial covenants. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as Wells Fargo Century, Inc. shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of 24 months.

Subordinated Debt

In October 2005, we issued a promissory note in the principal amount of $500,000 to Westrec Capital Partners, LLC in exchange for $500,000 in order to fund inventory purchases for the apparel launch along with the costs associated with the Merger. The note accrues interest at a rate equal to (a) the highest prime rate of interest per annum published in the Money Rate Table of the Western Edition of The Wall Street Journal, as adjusted on a daily basis, plus 8.25% per annum, or (b) 15.00% per annum, in either case compounded annually. The note was set to mature on the earlier to occur of (i) April 21, 2006 or (ii) the date on which Ironclad has received an aggregate of $500,000 from the sale(s) of its equity securities in one or a series of transactions. We received a 30-day extension of the April 21, 2006 maturity date. Proceeds from the private placement completed on May 9, 2006, were used to retire the note.

Off-Balance Sheet Arrangements

At December 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years

Operating Leases	$638,111	180,805	451,347	5,959

Advances from Factor	2,309,321	2,309,321	-	-

Total	$2,947,432	2,490,126	451,347	5,959

Item 7. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Audited Financial Statements:

Report of Independent Registered Public Accounting Firm	23-24

Consolidated Balance Sheet at December 31, 2007	25

Consolidated Statements of Operations for each of the Twelve Months Ended December 31, 2007, and December 31, 2006	26

Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2007, and December 31, 2006	27

Consolidated Statements of Changes in Stockholders’ Equity from December 31, 2005 to December 31, 2007	28

Notes to the Consolidated Financial Statements	29 - 44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ironclad Performance Wear Corporation
Los Angeles, California

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006 of Ironclad Performance Wear Corporation and its subsidiary (collectively, the “Company”). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Ironclad Performance Wear Corporation and its subsidiary and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ironclad Performance Wear Corporation

We have audited the accompanying consolidated balance sheet of Ironclad Performance Wear Corporation as of December 31, 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended. Ironclad Performance Wear Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTENBERG AND COMPANY, LLP

Rochester, New York
March 17, 2008

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEET
AT DECEMBER 31, 2007

December 31, 2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$585,826
Accounts receivable net of allowance for doubtful accounts of $33,000	4,327,616
Inventory, net of reserve for obsolete inventory of $84,000	3,129,339
Deposits on inventory	10,068
Prepaid and other	184,456

Total Current Assets	8,237,305

PROPERTY AND EQUIPMENT
Computer equipment and software	253,657
Vehicle	43,680
Furniture and equipment	128,465
Leasehold improvements	34,110
Less: accumulated depreciation	(219,517)

Total Property and equipment, net	240,395

OTHER ASSETS
Trademarks, net of accumulated amortization of $9,306	82,748
Deposits and other	12,366

Total Other Assets	95,114

TOTAL ASSETS	$8,572,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,438,054
Bank lines of credit	2,309,321
Current portion of capital lease	1,642

Total current liabilities	5,749,017

Total Liabilities	5,749,017

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value per share,172,744,750 shares authorized, 35,389,504 shares issued and outstanding	35,390
Capital in Excess of Par Value	13,934,051
Accumulated deficit	(11,145,644)

Total Stockholders’ Equity	2,823,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,572,814

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006

REVENUES
Net sales	$13,049,197	$9,581,210

COST OF SALES
Cost of sales	8,047,454	5,967,566

GROSS PROFIT	5,001,743	3,613,644

EXPENSES
General and administrative	3,459,952	2,967,883
Sales and marketing	4,005,866	2,756,222
Research and development	502,729	340,589
Operations	788,997	531,083
Depreciation and amortization	74,739	40,369

Total operating expenses	8,832,283	6,636,146

LOSS FROM OPERATIONS	(3,830,540)	(3,022,502)

OTHER INCOME/(EXPENSE)
Interest expense	(148,381)	(104,575)
Interest expense from warrants issued as financing cost	-	(256,188)
Interest income	42,235	70,660
Unrealized gain (loss) on financing activities	18,230	(1,082,944)
Loss on disposition of equipment	(974)	-
Other income (expense), net	2,500	2,397

Total other income (expense)	(86,390)	(1,370,650)

NET LOSS BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES	(3,916,930)	(4,393,152)
Benefit from (provision for) income taxes	(847)	30,179

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,917,777)	$(4,362,973)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.17)

WEIGHTED AVERAGE COMMON SHARE	31,615,394	24,961,749

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to common shareholders	$(3,917,777)	$(4,362,973)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	7,000	5,000
Depreciation	71,023	37,551
Amortization	3,716	2,819
Warrants issued as financing cost	-	256,188
Loss on disposition of equipment	974	-
Change in fair value of warrant liability	(18,230)	1,082,944
Non-cash compensation:
Common stock issued for services	-	51,779
Options issued for services	41,875	-
Stock option expense	648,512	616,698
Changes in operating assets and liabilities:
Receivables	(2,310,824)	(618,668)
Inventory	(165,470)	(1,979,831)
Deposits on inventory	51,487	238,722
Prepaid and other	(37,541)	11,262
Loan costs	-	15,798
Accounts payable and accrued expenses	1,612,536	(56,006)
Net cash flows used in operating activities	(4,012,719)	(4,698,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(158,061)	(132,539)
Investment in trademarks	(9,655)	(26,018)
Net cash flows used in investing activities	(167,716)	(158,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from bank lines of credit	745,643	702,066
Proceeds from (payments on) convertible note payable	-	(500,000)
Proceeds from issuance of common stock	2,100,000	7,828,691
Offering costs	(92,637)	(1,284,453)
Proceeds from exercise of warrants	-	66,338
Proceeds from exercise of options	4,500	30,000
Payments on capital leases	(3,411)	(2,775)
Net cash flows provided by financing activities	2,754,095	6,839,867

NET INCREASE (DECREASE) IN CASH	(1,426,340)	1,982,593
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	2,012,166	29,573
CASH AND CASH EQUIVALENTS END OF PERIOD	$585,826	$2,012,166

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash (paid) received during the year for:
Interest paid in cash	$(148,381)	$(88,788)
Income taxes paid	(800)	(800)
Income tax refund	-	30,979

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Stock
	Shares Issued and Outstanding	Par Value	Capital in Excess of Par Value	Accumulated Deficit		Total Stockholders’ Equity
Balance at December 31, 2005	15,622,197	$15,624	$2,621,614		$(2,864,894)	$(227,656)

Common stock issued for cash	13,927,705	13,927	7,814,764		-	7,828,691
Offering costs	-	-	(1,284,453)		-	(1,284,453)
Common stock issued -for services	70,095	70	51,709		-	51,779
Common stock issued -exercise of warrants	357,772	413	65,925		-	66,338
Common stock issued-exercise of options	86,291	30	29,970		-	30,000
Stock option expense	-	-	616,698		-	616,698
Warrants issued as a financing cost	-	-	256,188		-	256,188
Reclassify fair value of warrant liability	-	-	1,017,676		-	1,017,676
Net loss	-	-	-		(4,362,973)	(4,362,973)
Balance at December 31, 2006	30,064,060	$30,064	$11,190,091	$	$(7,227,867)	$3,992,288

Common stock issued for cash	5,250,000	5,250	2,094,750		-	2,100,000
Offering costs	-	-	(92,639)		-	(92,639)
Common stock issued-exercise of options	12,944	13	4,487		-	4,500
Common stock issued for services	62,500	63	41,812		-	41,875
Stock option expense	-	-	648,512		-	648,512
Reclassify fair value of warrant liability	-	-	47,038			47,038
Net loss	-	-	-		(3,917,777)	(3,917,777)
Balance at December 31, 2007	35,389,504	$35,390	$13,934,051		$(11,145,644)	$(2,823,797)

See Notes to Consolidated Financial Statements

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business.

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers. The Company has received four patents and has three patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 39 registered US trademarks, 10 registered international trademarks and 9 in-use US trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

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

Returns Policy

The Company has a warranty policy that covers defects in workmanship. The Company also periodically accepts stock adjustments from certain customers. Stock adjustment returns are typically for new customers who are given the opportunity to ‘trade out’ of a style of product that does not sell in their territory, usually in exchange for another product. Historically, warranty returns have averaged 1.25% a year and stock adjustment returns have averaged approximately 0.75% of gross sales. The Company records an estimate for these returns at the time of sale.

Reserve for Warranty Returns
Reserve Balance 12/31/05	$38,000
Payments Recorded During the Period	(186,097)
(148,097)
Adjustment to Reserve for Pre-existing Liabilities	34,000
Accrual for New Liabilities During the Reporting Period	186,097

Reserve Balance 12/31/06	72,000
Payments Recorded During the Period	(486,030)
(414,030)
Adjustment to Reserve for Pre-existing Liabilities	128,000
Accrual for New Liabilities During the Reporting Period	486,030

Reserve Balance 12/31/07	$200,000

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the years ended December 31, 2007 and 2006 were $1,221,590 and $844,023, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

One customer accounted for approximately 21% of net sales for year ended December 31, 2007 and the same customer accounted for approximately 17% of net sales for year ended December 31, 2006.

Supplier Concentrations

One supplier, which is located overseas, accounted for approximately 56% of total purchases during the year ended December 31, 2007 and 68% of total purchases during the year ended December 31, 2006.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Year Ended December 31,
	2007	2006

Options outstanding under the Company’s stock option plans	6,016,944	5,003,343
Common Stock Warrants	10,454,522	10,454,522

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

The significant components of the provision for income taxes for the years ended December 31, 2007 and 2006 were $800 and $800, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on our financial statements.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management has determined that the adoption of FIN 48 does not have a material effect on our results of operations and financial position.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Inventory

At December 31, 2007 the Company had one class of inventory - finished goods.

December 31, 2007

Finished Goods	$3,129,339

5.    Property and equipment

Property and equipment consisted of the following:

December 31, 2007
Computer hardware and software	$253,657
Furniture and equipment	128,465
Vehicle	43,680
Leasehold improvements	34,110
459,312
Less accumulated depreciation	(219,517)

Property and equipment, net	$240,395

Depreciation expense for the years ended December 31, 2007 and 2006 was $71,023 and $37,550, respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Trademarks

Trademarks consisted of the following:

December 31, 2007

Trademarks	$92,054
Less: Accumulated amortization	(9,306)

Trademarks, net	$82,748

Trademarks consist of definite-lived trademarks of $60,452 and indefinite-lived trademarks of $31,602 at December 31, 2007. All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $3,716 and $2,819 for the years ended December 31, 2007 and 2006, respectively. The Company expects to amortize $3,950 in each of the next five years.

7.    Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2007:

December 31, 2007

Accounts payable	$2,217,758
Accrued inventory	110,094
Accrued rebates and co-op	339,932
Accrued bonus	86,000
Accrued warranty reserve	200,000
Accrued expenses – other	484,270

Total accounts payable and accrued expenses	$3,438,054

8.    Note Payable and Bank Lines of Credit

Notes Payable

In April 2006, Westrec Capital Partners, LLC agreed to extend its existing $550,000 bridge financing loan to the Company for up to thirty (30) days under the same terms and conditions in exchange for a warrant for 100,000 shares of the Company’s common stock, exercisable at $1.00 per share.

The value of the 100,000 warrants was determined to be $72,097 using the Black-Scholes Option Pricing Model with the following assumptions: risk-free interest rate of 5.13%, volatility factor of 185.5%, five-year life and zero dividends. They have been recorded as a warrant liability in accordance with SFAS No. 133 and EITF 00-19. On October 2, 2007 the Company revalued this liability with the following assumptions: risk free interest rate of 4.2%, volatility factor of 222.2%, five year life and zero dividends, adjusted the current value of this warrant liability to $47,038. On this date the terms and conditions of the warrant were fully satisfied and the Company converted this warrant liability to equity in accordance with SFAS No. 133 and EITF 00-19.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc. whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as Wells Fargo Century, Inc. shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months. As of December 31, 2007, total amount due to Wells Fargo Century was $2,309,321.

9.    Equity transactions

Common Stock

On August 7, 2007 the Company issued 12,944 shares of common stock upon the exercise of a stock option at an exercise price of $0.348.

In September 2007, the Company completed a private placement transaction with institutional investors and other high net worth individuals. Pursuant to its subscription agreements with these investors, the Company sold 5,250,000 shares of common stock, at $0.40 per share. In accordance with the terms of the subscription agreements the Company was required to file a registration statement for resale of the common stock sold within forty-five (45) days of the closing date of the offering, use commercially reasonable efforts to cause such registration statement to become effective within one hundred fifty (150) days after the closing date and maintain such registration for twenty-four (24) months after the closing date. The Company has timely filed an SB-2 Registration Statement which became effective on November 9, 2007. After commissions and expenses, the Company received net proceeds of approximately $2.0 million in the private placement

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2005	749,079	$0.23
Warrants issued	10,072,852	$0.93
Warrants expired	(9,637)	$0.67
Warrants exercised	(357,772)	$0.19
Warrants outstanding at December 31, 2006	10,454,522	$0.91
Warrants issued	-	$-
Warrants expired	-	$-
Warrants exercised	-	$-
Warrants outstanding at December 31, 2007	10,454,522	$0.91

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Based Compensation

Effective with the Company’s fiscal year that began on January 1, 2006, the Company adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” using the modified prospective application transition method.

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

For stock options issued during the years ended December 31, 2007 and 2006, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	December 31, 2007	December 31, 2006
Risk free interest rate	4.06% - 4.83%	5.12% - 5.16%
Dividends	-	-
Volatility factor	203% - 224%	170% - 185%
Expected life	4 – 6.25 years	4 years

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2005	2,584,000	$0.35
Granted	2,511,134	$0.88
Exercised	(86,291)	$0.35
Cancelled/Expired	(5,500)	$1.05
Outstanding at December 31, 2006	5,003,343	$0.65
Granted	1,808,300	$0.43
Exercised	(12,944)	$0.35
Cancelled/Expired	(781,755)	$0.71
Outstanding at December 31, 2007	6,016,944	$0.58
Exercisable at December 31, 2007	3,534,557	$0.55

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize information about stock options outstanding at December 31, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.19 - $0.35	2,413,353	6.17	$0.35	$252,931
$0.38 - $1.05	3,603,591	8.45	$0.74	$73,800

The following tables summarize information about stock options exercisable at December 31, 2007:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.19 - $0.35	2,253,714	6.09	$0.35	$236,594
$0.38 - $1.05	1,280,343	6.88	$0.91	$-0-

The Company recorded $648,512 of compensation expense for employee stock options during the year ended December 31, 2007. These compensation expense charges were recorded in the following operating expense categories, general and administrative - $428,890; sales and marketing - $149,956; research and development - $41,587; and operations - $28,079. There was a total of $1,461,663 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at December 31, 2007. This cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the year ended December 31, 2007 was $931,119.

10.    Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2007 and 2006 consisted of the following:

	2007	2006

Current	$800	$800
Deferred	-	-
Refund	-	(30,979)

	$800	$(30,179)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2007 and 2006 as follows:

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2007	2006

Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.7)	(4.4)
Unrealized loss on financing activities	0.2	8.4
Return to provision adjustment	-	(7.1)
Change in valuation allowance	39.2	36.9
Other	0.3	0.2

Total	0%	0%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2007 consisted of the following:

2007
Deferred tax assets
Net operating loss carryforward	$3,484,495
Stock option expense	542,015
Allowance for doubtful accounts	14,137
Allowance for product returns	85,680
Accrued compensation	90,316
Inventory	18,850
Other	3,134
Valuation allowance	(3,945,622)

Total deferred tax assets	293,005

Total deferred tax liabilities	(293,005)

Net deferred tax assets/liabilities	$-

As of December 31, 2007, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2009 through 2011.

As of December 31, 2007, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $8,179,000 and $8,555,000, respectively, that expire between 2009 and 2027.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Commitments and Contingencies

The Company relocated to a temporary facility in November 2005. Rent expense for the period January 1, 2006 through June 30, 2006 for this temporary facility was $40,500.

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Rent expense for this facility for the years ended December 31, 2007 and 2006 for this facility were $166,926 and $82,512, respectively.

The Company has various non-cancelable operating leases for office equipment expiring through December 31, 2012. Equipment lease expense charged to operations under these leases was $7,619 and $6,290 for the years ended December 31, 2007 and 2006, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2008	173,526	7,279	180,805
2009	174,720	6,949	181,669
2010	175,146	5,959	181,105
2011	82,614	5.959	88,573
2012	-	5,959	5,959
Thereafter	-	-	-

	$606,006	$32,105	$638,111

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

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Legal Proceedings

Claim

In September 12, 2006, American Sports Group, Inc.("ASG"), filed a lawsuit against both Ironclad California and Ironclad Nevada in the Superior Court of the State of California for the County of Los Angeles, alleging causes of action for Declaratory Relief and Breach of Contract.

The Company took the position that ASG's claims were without merit and vigorously defended against these claims, denying all of the allegations and filing a Cross-Complaint for unfair business practices against ASG, Youngstown Equipment Corp. ("Youngstown"), Blackstone Investment Group ("Blackstone"), Pacifica Ltd, LLC ("Pacifica"), Lakeview Canyon, LLC ("Lakeview") and Greg Thomsen ("Thomsen") among others. In December of 2007, Ironclad also filed a Federal Court complaint ("Federal Lawsuit") against Youngstown, Blackstone, Pacifica, Lakeview and Thomsen, alleging certain trademark violations.

In January of 2008, the parties settled their claims with respect to both lawsuits with prejudice. The settlement included a general mutual release covering all existing and potential claims between the parties arising out of the litigation.

13.    Related Party Transactions

Mr. Bloomer, who is Chairman of the Company’s board of directors, is also the Chairman and Chief Executive Officer of CVM Management, Inc. which is the Managing Partner of CVM. Before our merger with Ironclad California, CVM held 29.83% of the issued and outstanding shares of Ironclad California. At August 22, 2006, CVM held approximately 16.8% of Ironclad California’s issued and outstanding shares, including warrants to purchase 415,782 shares of its common stock, a portion of which were issued in connection with the stockholder bridge financing transaction completed by Ironclad California in February 2006. These warrants are exercisable an exercise price per share of $0.75.

Mr. Alderton, an Ironclad Board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Controls and Procedures

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of December 31, 2007, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed, under the supervision of our chief executive and chief financial officers, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that:

•  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the our assets;

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission , or COSO. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B. Other Information.

None.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 9, 2008.

Name	Age	Position

R.D. Peter Bloomer	72	Chairman of the Board
Eduard Jaeger	47	Director, President and Chief Executive Officer
Rhonda Hoffarth	47	Executive Vice President and Chief Operating Officer
Kent Pachl	41	Executive Vice President of Sales & Marketing
Thomas Kreig	60	Interim Chief Financial Officer, Vice President of Finance and Secretary
Vane P. Clayton	49	Director
Scott Alderton	49	Director
Scott Jarus	52	Director

R. D. Peter Bloomer, Chairman of the Board

Mr. Bloomer has served as Chairman of our board of directors in April 2003. He is the Chairman and Chief Executive Officer of CVM Management, Inc. and Managing Partner of CVM Equity Fund V, Ltd., LLP, or CVM, which is our largest stockholder. Prior to the formation of CVM, Mr. Bloomer was Vice President of Marketing for Head Ski & Tennis, Vice President of Operations for Hanson Industries and spent 11 years with IBM Sales and Marketing. Mr. Bloomer has served on the board of directors of multiple private companies.

Eduard Jaeger, Director, President, Chief Executive Officer & Founder

Mr. Jaeger founded Ironclad in 1998 and has served as a Director and as President and Chief Executive Officer since that time. Mr. Jaeger has been Founder, co-Founder and President of a number of successful companies in the consumer products sector over a 20 year period. Prior to founding Ironclad, he developed extensive experience and expertise in innovative product design and development, overseas manufacturing, importing and exporting, sales and marketing, and forming worldwide distribution channels. Mr. Jaeger is also the inventor of six U.S. patents and two patents pending, and has held executive positions in marketing and promotion.

Rhonda Hoffarth, Executive Vice President & Chief Operating Officer

Ms. Hoffarth has served as our Executive Vice President & Chief Operating Officer since January 2003. Prior to January 2003, Ms. Hoffarth has also previously served as Ironclad’s interim Chief Financial Officer. Ms. Hoffarth has over 20 years of experience in operations and finance with growing consumer product companies. Prior to joining us, Ms. Hoffarth spent 9 years with Bell Sports, Inc. in various roles, including Vice President of Operations, North American, helping the company grow from $45,000,000 in revenue to over $200,000,000. Subsequently, Ms. Hoffarth spent 2 years as the Senior Vice President of Operations for Targus, Inc., a $500,000,000 developer of mobile accessories. Both Bell Sports and Targus source their finished products from Asia and have multiple sales channels (independent shops, regional and national accounts, big box accounts). Ms. Hoffarth received her Masters of Business Administration from the University of Southern California in 1992.

Kent Pachl, Executive Vice President of Sales & Marketing

Mr. Pachl has served as our Executive Vice President of Sales and Marketing in January 2005. Prior to joining us, Mr. Pachl has spent a total of 15 years in the consumer products and sporting goods industries with Dunlop/Maxfli Sports Corporation and more recently with Taylor Made-Adidas Golf Company. At Dunlop/Maxfli, Mr. Pachl was Vice President of Sales and helped facilitate the sale of the company by consolidating multiple divisions into one group. During his tenure at Taylor Made-Adidas golf, Mr. Pachl held various senior management roles in International Sales, Taylor Made equipment and the Adidas footwear and apparel division. Mr. Pachl possesses a Bachelors of Science degree in Business Finance from San Diego State University in 1990.

Thomas Kreig, Interim Chief Financial Officer, Vice President of Finance and Secretary

Mr. Kreig has served as our Interim Chief Financial Officer since December 2007. From September 2002 to December 2007, Mr. Kreig served as our Vice President of Finance and Secretary. Before joining Ironclad, Mr. Kreig spent 18 years serving as Controller and Vice President of Finance at companies in several different industries. Most recently he served as Controller for In-Flight Network, LLC, a developer of satellite-based broadband communications for airline passengers. Prior to In-Flight Network, Mr. Kreig served as Vice President of Finance for Network Courier Services, Inc. From 1983 to 1996, Mr. Kreig served as Controller and Chief Financial Officer for Triple L Distributing Co., Inc. and Controller and Treasurer for a medical diagnostic equipment company where he was instrumental in helping to successfully execute an initial public offering. He is a certified public accountant and received his Masters of Business Administration from the University of Detroit in 1975.

Vane P. Clayton, Director

Mr. Clayton has served on our board of directors since March 2004 and currently serves as the Chair of the Audit Committee. He currently serves as the chief executive officer and member of the board of directors of KPA LLC, an Environmental & Safety Services Company. Prior to KPA, Mr. Clayton was President of ZOLL Data Systems, an Enterprise Software subsidiary of ZOLL Medical Corporation ($250M in Sales - NASDAQ: ZOLL) and board member of TROY. Earlier in his career, Mr. Clayton managed a sales team for Raychem ($1.7B in Sales), a division of Tyco Electronics. Mr. Clayton brings experience in directing public companies in high growth sales and marketing strategies; new product and channel development; fund raising; Sarbanes-Oxley Act of 2004, Section 404 compliance; strategic positioning; and building successful teams. Mr. Clayton holds a B.S. in Agricultural/Mechanical Engineering from Purdue University and an MBA from Harvard Business School

Scott Alderton, Director

Mr. Alderton has served on our board of directors since August 2002. In 2002, Mr. Alderton co-founded the law firm of Stubbs Alderton & Markiles, LLP and has over 21 years experience working with technology and emerging growth companies at all stages along their evolutionary path. He brings to our board his expertise in securities law matters, capital formation, venture capital and financing transactions; mergers, acquisitions and divestitures; and the protection of copyrights, trademarks and trade secrets. Mr. Alderton received his Bachelor of Arts from the University of California at Los Angeles in 1982 and juris doctor from Loyola Law School in 1985.

Scott Jarus, Director

Mr. Jarus has served as a member of our board of directors since May 18, 2006. Mr. Jarus is Chief Executive Officer of Cognition Technologies, Inc., an early-stage company located in Culver City, California, which is a developer of revolutionary linguistic meaning-based content Search technology. From 2001 to 2005, Mr. Jarus was President and principal executive of j2 Global Communications, Inc. (NASDAQ: JCOM), a provider of outsourced, value-added messaging and communications services to individuals and companies throughout the world. Before joining j2 Global Communications, Inc., from 1998 to 2001, Mr. Jarus was President and Chief Operating Officer for OnSite Access, a provider of building-centric integrated communications services. Mr. Jarus has 27 years of management experience in the telecommunications industry and has served in various senior management positions. He currently serves on the board of directors of various other companies, none of which compete with or are in the same industry as Ironclad. In 2005, Mr. Jarus was named National Entrepreneur of the Year for Media/Entertainment/Communications by Ernst & Young (and Los Angeles Entrepreneur of the Year for Technology in 2004). Mr. Jarus received his Bachelor of Arts degree in Psychology and a Master of Business Administration degree from the University of Kansas in 1982.

Audit Committee of the Board of Directors

The Board of Directors currently has the following standing committees: Audit Committee and Compensation Committee.

The Audit Committee currently consists of Messrs. Clayton, Alderton and Jaeger. None of our current Audit Committee members is an audit committee financial expert, as defined in Item 401(e)(2) of Regulation S-B. Our Board of Directors currently has no independent director who qualifies as an audit committee expert. We intend to recruit new independent directors such that the independent directors on our Board may fulfill committee and independence requirements. The primary purposes of the Audit Committee are (i) to review the scope of the audit and all non-audit services to be performed by our independent auditors and the fees incurred by us in connection therewith, (ii) to review the results of such audit, including the independent accountants’ opinion and letter of comment to management and management’s response thereto, (iii) to review with our independent accountants our internal accounting principles, policies and practices and financial reporting, (iv) to engage our independent auditors and (v) to review our quarterly and annual financial statements prior to public issuance. The role and responsibilities of the Audit Committee are more fully set forth in a written Charter adopted by our board of directors. The Audit Committee was created by our Board effective May 18, 2006.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2007, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the following: Scott Alderton reported two late transactions on a Form 5, and Scott Jarus reported one late transaction on a Form 5.

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

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth, as to the Chief Executive Officer and as to each of the other two most highly compensated executive officers whose compensation exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to us in all capacities for our last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Eduard Jaeger	2007	234,257	39,947	(2)	-	39,328	7,200	(3)	320,732
Chief Executive Officer and Director	2006	193,424	150,000	(1)	-	480,000	7,200	(3)	833,624

Rhonda Hoffarth	2007	163,416	20,000	(2)	-	27,064	-		210,480
Executive Vice President and Chief Operating Officer	2006	146,655	30,000	(1)	-	120,750	-		297,405

Kent Pachl	2007	190,477	30,000	(2)	-	31,493	7,200	(3)	259,170
Executive Vice President of Sales and Marketing	2006	177,298	40,000		-	193,200	7,200	(3)	418,328

(1) Represents payment of bonus for performance in 2005.
(2) Represents payment of bonus for performance in 2006.
(3) Represents an automobile allowance.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2007.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable		Unexercisable

Eduard Jaeger (1)	43,146	(2)	-		-	0.35	5/9/11	-	-	-	-
	215,728	(3)	-		-	0.35	6/16/12	-	-	-	-
	32,053	(4)	-		-	0.35	3/4/13	-	-	-	-
	431,455	(5)	-		-	0.35	3/31/14	-	-	-	-
	276,131	(6)	-		-	0.35	9/3/15	-	-	-	-
	197,917	(7)	302,083	(7)	-	1.05	5/18/16	-	-	-	-
	-		103,900	(14)	-	0.38	11/20/17	-	-	-	-

Rhonda Hoffarth	172,582	(8)	-		-	0.35	1/13/13	-	-	-	-
	18,876	(9)	2,697	(9)	-	0.35	6/22/14	-	-	-	-
	49,479	(10)	75,521	(10)	-	1.05	5/18/16	-	-	-	-
	-		71,500	(15)	-	0.38	11/20/07	-	-	-	-

Kent Pachl	275,053	(11)	91,684	(11)	-	0.35	1/3/15	-	-	-	-
	86,291	(12)	-		-	0.35	9/2/15	-	-	-	-
	79,167	(13)	120,833	(13)	-	1.05	5/18/16	-	-	-	-
	-		83,200	(16)	-	0.38	11/20/07	-	-	-	-

(1)	Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004, the terms of which are described in Employment Contracts herein.
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

(14)
Mr. Jaeger was granted options to purchase 103,900 shares on 11/17/07, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(15)
Ms. Hoffarth was granted options to purchase 71.500 shares on 11/17/07, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter

(14)
Mr. Pachl was granted options to purchase 83,200 shares on 11/17/07, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2007.

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

R.D. Peter Bloomer	25,000	-	35,695	(3)	-	60,695

Eduard Jaeger	-	-	-		-	-

Scott Alderton (1)	25,000	-	35,695	(4)	-	60,695

Vane Clayton	25,000	-	35,695	(5)	-	60,695

Scott Jarus	25,000	-	35,695	(6)	-	60,695

(1) Fees and option awards granted to Mr. Alderton are made to the law firm, Stubbs Alderton and Markiles, LLP, of which he is a partner.

(2) Effective January 1, 2007 fees paid to non-employee directors were increased to $25,000 annually.

(3) The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 365,728.

(4) The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 236,291.

(5) The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 236,291.

(6) The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 150,000.

In 2006, non-employee directors of Ironclad California received $2,500 per quarter for attending meetings and serving on Ironclad California’s board of directors. Since April 2000, non-employee directors of Ironclad California have each received options to purchase 300,000 shares of Ironclad California common stock upon their appointment to our board of directors. We expect to continue the practice of compensating our directors with options to purchase our common stock going forward. Compensation payable to non-employee directors may be adjusted from time to time, as approved by our board of directors, and was increased to $25,000 beginning January 1, 2007, and decreased to $10,000 beginning on February 5, 2008.

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

We have entered into indemnification agreements with our directors and executive officers.

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

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan, or the Plan, was adopted on September 18, 2006 and became effective on January 12, 2007. A total of 4,250,000 shares of common stock have been reserved for issuance upon exercise of awards granted under the Plan. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the Plan.

The Plan will terminate after 10 years from the date on which our board approved the plan, unless it is terminated earlier by our board. The plan authorizes the award of stock options and stock purchase grants.

The Plan will be administered by our board of directors or the Compensation Committee of our board of directors as determined by our board of directors otherwise permitted under the Plan. Our board of directors has the authority to select the eligible participants to whom awards will be granted, to determine the types of awards and the number of shares covered and to set the terms, conditions and provisions of such awards, to cancel or suspend awards under certain conditions, and to accelerate the exercisability of awards. Our board of directors will be authorized to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the plan, to determine the terms of agreements entered into with recipients under the plan, to make all other determinations that may be necessary or advisable for the administration of the Plan. Our board of directors may at its discretion delegate the responsibility for administering the plan to any committee or subcommittee of our board of directors.

The exercise price per share of common stock purchasable under any stock option will be determined by our board of directors, but cannot in any event be less than 100% of the fair market value of the common stock on the date the option is granted. Our board of directors will determine the term of each stock option (subject to a maximum of 10 years) and each option will be exercisable pursuant to a vesting schedule determined by our board of directors. The grants and the terms of ISOs will be restricted to the extent required for qualification as ISOs by the U.S. Internal Revenue Code of 1986, as amended, or the Code. Subject to approval of our board of directors, options may be exercised by payment of the exercise price in cash, shares of common stock, which have been held for at least six months, or pursuant to a “cashless exercise” through a broker-dealer under an arrangement approved by us. Our board of directors may require the grantee to pay to us any applicable withholding taxes that the company is required to withhold with respect to the grant or exercise of any award. The withholding tax may be paid in cash or, subject to applicable law, our board of directors may permit the grantee to satisfy these obligations by the withholding or delivery of shares of common stock. We may withhold from any shares of common stock that may be issued pursuant to an option or from any cash amounts otherwise due from the company to the recipient of the award an amount equal to such taxes.

Stock purchase rights are generally treated similar to stock options with respect to exercise/purchase price, exercisability and vesting.

In the event of any change affecting the shares of common stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distribution to shareholders other than cash dividends, our board of directors will make such substitution or adjustment in the aggregate number of shares that may be distributed under the Plan and in the number and option price (or exercise or purchase price, if applicable) as it deems to be appropriate in order to maintain the purpose of the original grant.

No option will be assignable or otherwise transferable by the grantee other than by will or the laws of descent and distribution and, during the grantee’s lifetime, an option may be exercised only by the grantee.

If a grantee’s service to the company terminates on account of death, disability or retirement, then the grantee’s unexercised options, if exercisable immediately before the grantee’s death, disability or retirement, may be exercised in whole or in part, not later than one year after this event. If a grantee’s service to the company terminates for cause, then the grantee’s unexercised option terminates effective immediately upon such termination. If a grantee’s service to us terminates for any other reason, then the grantee’s unexercised options, to the extent exercisable immediately before such termination, will remain exercisable, and may be exercised in whole or in part, for a period of three months after such termination of employment

Under the Plan, the occurrence of a “Change in Control” can affect options and other awards granted under the plan. Generally, the Plan defines a “Change in Control” to include the consummation of a merger or consolidation with or into another entity or any other corporate reorganization, if more than 80% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after the merger, consolidation or other reorganization is owned, directly or indirectly, by persons who were not our shareholders immediately before the merger, consolidation or other reorganization, except that in making the determination of ownership by our shareholders, immediately after the reorganization, equity securities that persons own immediately before the reorganization as shareholders of another party to the transaction will be disregarded. For these purposes voting power will be calculated by assuming the conversion of all equity securities convertible (immediately or at some future time) into shares entitled to vote, but not assuming the exercise of any warrants or rights to subscribe to or purchase those shares. “Change in Control” also includes the sale, transfer or other disposition of all or substantially all of our assets. A transaction will not constitute a Change in Control if its sole purpose is to change the state of our incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the our securities immediately before such transaction.

If a “Change in Control” were to occur, our board of directors would determine, in its sole discretion, whether to accelerate any unvested portion of any option grant. Additionally, if a Change in Control were to occur, any agreement between us and any other party to the Change in Control could provide for (i) the continuation of any outstanding awards, (ii) the assumption of the Plan or any awards by the surviving corporation or any of its affiliates, (iii) cancellation of awards and substitution of other awards with substantially the same terms or economic value as the cancelled awards, or (iv) cancellation of any vested or unvested portion of awards, subject to providing notice to the option holder.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of March 27, 2008 by:

• each of the executive officers listed in the summary compensation table;

• each of our directors;

• all of our directors and executive officers as a group; and

• each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 27, 2007 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 35,389,504 shares of our common stock outstanding on March 27, 2008. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Ironclad Performance Wear Corporation, 2201 Park Place, Suite 101, El Segundo, California 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:

Eduard Jaeger (1)	5,002,769	12.3%
Director, Chief Executive Officer
Rhonda Hoffarth (2)	287,792	*
Executive Vice President, Chief Operating Officer
Kent Pachl (3)	499,546	*
Executive Vice President Sales & Marketing
Thomas Kreig (4)	174,226	*
Interim Chief Financial Officer, Vice President of Finance, Secretary
R.D. Peter Bloomer (5)	354,941	*
Director
Vane B. Clayton (6)	286,931	*
Director
Scott Alderton (7)	360,916	*
Director
Scott Jarus (8)	238,473	*
Directors and officers as a group (8 persons) (9)	7,205,594	17.8%

5% Stockholders:
CVM Equity Fund V Ltd., LLP (10)	5,052,176	12.5%
Context Capital Management LLC (11)	2,526,669	6.1%
Liberty View Capital Management Inc. (12)	3,495,001	8.6%

* Less than 1%

(1)
Includes (i) 990,272 shares of common stock held by Jaeger Family, LLC, of which Eduard Jaeger is a member and over which Eduard Jaeger has voting and investment power, and (ii) 1,248,513 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 27, 2008.

(2)	Includes 256,205 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 27, 2008.
(3)	Consists of 499,546 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 27, 2008.
(4)	Includes 134,741 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 27, 2008.
(5)	Consists of 354,941 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 27, 2008.
(6)	Includes 236,291 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 27, 2008.
(7)	Includes 77,258 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.
(8)
Includes (i) 150,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 27, 2008, and (ii) 61,806 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.

(9)
Consists of (i) 4,181,293 shares of common stock, (ii) 139,064 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable, and (ii) 2,880,237 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 27, 2008.

(10)
Includes 415,782 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which currently are exercisable. Mr. Bloomer, our Chairman of the Board, is also the Chairman and Chief Executive Officer of Colorado Venture Management, Inc., which is the Managing Partner of CVM. Mr. Bloomer disclaims beneficial ownership of the securities held by this stockholder, except with respect to his pecuniary interest therein.

(11)
Consists of (i) 47,774 and 442,810 shares of common stock held by Context Advantage Fund LP and Context Offshore Advantage Fund, Ltd., respectively, and (ii) warrants to purchase 208,551 and 1,791,450 shares of common stock held by Context Advantage Fund LP and Context Offshore Advantage Fund, Ltd., respectively. Context Capital Management LLC maintains voting and investment power over these shares, except with respect to its pecuniary interest therein.

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

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (2000 Stock Incentive Plan)	2,413,353	(1)	$0.35	0

Equity compensation plans approved by security holders (2006 Stock Incentive Plan)	4,555,695	(2)	$0.63	646,409

Total	6,969,048		$0.53	646,409

(1)   This number represents options assumed in connection with the merger with Ironclad California.

(2)   This number represents: (i) stock options to purchase 268,792 shares of our common stock which were granted outside the 2006 Stock Incentive Plan to one of our executive officers on May 9, 2006, after the closing of the merger with Ironclad California, (ii) warrants to purchase 683,312 shares of our common stock which were issued to one of the placement agents in our private placement in exchange for services and (iii) stock options to purchase 3,603,591 shares of our common stock under the 2006 Stock Incentive Plan, or the Plan.

The options issued outside of the Plan are exercisable at an exercise price of $0.75 per share, will expire on April 16, 2008 and are fully vested.

Brean Murray Carret & Co., or Brean Murray, acted as one of the co-placement agents in connection with our private placement financing. We issued to Brean Murray warrants to purchase 390,464 shares of our common stock at an exercise price of $0.75 per share and warrants to purchase 292,848 shares of our common stock at an exercise price of $1.00 per share. The warrants are immediately exercisable and have a term of 5 years.

On May 18, 2006, we granted to certain officers, directors and employees options to purchase 1,650,999 shares of our common stock under the Plan at an exercise price of $1.05 per share, including options to purchase 299,999 shares of our common stock that were granted to our non-employee directors. Of these 19,000 have reverted to the Plan upon the termination of four grantees. The options granted to our non-employee directors expire on May 17, 2016, and vest in equal increments on a monthly basis over the 12 month period following May 18, 2006, other than options to purchase 129,437 shares, which were fully vested on the date grant. The remaining options granted to officers, directors and employees expire on May 17, 2016 and vest on the following schedule: 25% of the underlying shares will vest on the first anniversary of the effective date of the grant, and 1/36th of the remaining amount of the shares will vest at the end of each month thereafter. The Plan was approved by the our stockholders on January 12, 2007.

On January 17, 2007, we granted to certain of our employees options to purchase 168,000 shares of our common stock under the Plan at an exercise price of $0.67 per share. Of these, 5,000 have reverted to the Plan upon the termination of one grantee. The remaining options granted to employees expire on January 17, 2017 and vest on the following schedule: 25% of the underlying shares will vest on the first anniversary of the effective date of the grant, and 1/36th of the remaining amount of the shares will vest at the end of each month thereafter.

On January 31, 2007, we granted to one of our executive officers options to purchase 100,000 shares of our common stock under the Plan at an exercise price of $0.68 per share. All 100,000 of these options have reverted to the Plan upon the termination of the grantee.

On September 18, 2007, we granted to certain of our directors, employees and contractors options to purchase 399,000 shares of our common stock under the Plan at an exercise price of $0.48 per share, including options to purchase 300,000 shares of our common stock that were granted to our non-employee directors. The options granted to our non-employee directors expire on September 18, 2017, and vest in equal increments on a monthly basis over the 12 month period following May 18, 2007. The remaining options granted to employees and contractors expire on September 18, 2017 and vest on the following schedule: 25% of the underlying shares will vest on the first anniversary of the effective date of the grant, and 1/36th of the remaining amount of the shares will vest at the end of each month thereafter.

On November 20, 2007, we granted to certain or executive officers and employees options to purchase 741,300 shares of our common stock under the Plan at an exercise price of $0.38 per share. These options expire on November 20, 2017 and vest on the following schedule: 25% of the underlying shares will vest on the first anniversary of the effective date of the grant, and 1/36th of the remaining amount of the shares will vest at the end of each month thereafter.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

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

Transactions with Officers and Directors

Mr. Bloomer, who is Chairman of our board of directors, is also the Chairman and Chief Executive Officer of Colorado Venture Management, Inc., which is the Managing Partner of CVM. Before our merger with Ironclad California, CVM held 29.83% of the issued and outstanding shares of Ironclad California. At August 22, 2006, CVM held approximately 16.8% of Ironclad California’s issued and outstanding shares, including warrants to purchase 415,782 shares of its common stock, a portion of which were issued in connection with the stockholder bridge financing transaction completed by Ironclad California in February 2006. These warrants are exercisable an exercise price per share of $0.75.

Mr. Alderton, an Ironclad Board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is our attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon the closing of the merger with Ironclad California on May 9, 2006.

Director Independence

Our board of directors currently consists of five members: Messrs. Bloomer (Chairman), Jaeger (CEO), Clayton, Alderton and Jarus. Each director serves until our next annual meeting or until his or her successor is duly elected and qualified.

Our board of directors currently has the following standing committees: Audit Committee and Compensation Committee. We do not have a separately designated nominating committee of our board of directors and the functions customarily designated to such committee are performed by our full board of directors.

The Audit Committee currently consists of Messrs. Clayton, Alderton and Jaeger. None of our current Audit Committee members is an audit committee financial expert, as defined in Item 401(e)(2) of Regulation S-B. Our board of directors currently has no independent director who qualifies as an audit committee expert. We intend to recruit new independent directors such that the independent directors on our board of directors may fulfill committee and independence requirements.

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

Item 13. Exhibits and Financial Statement Schedules.

(a) The following exhibits are filed herewith:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger between the Registrant and Europa Trade Agency Ltd., dated April 20, 2006 (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006 (3)
3.3	Articles of Merger effecting a name change to the Registrant (3)
3.4	Bylaws (2)
4.1	Form of Warrant issued to Investors in Private Placement (3)
10.1	Form of Subscription Agreement between the Registrant and certain investors, dated May 10, 2006 (3)
10.2	Form of Lock-Up Agreement between the Registrant and certain shareholders, dated May 9, 2006 (3)
10.3†	Form of Indemnification Agreement (4)
10.4	Factoring Agreement by and between the Registrant and Wells Fargo Century, Inc., effective September 15, 2006. (5)
10.5	Letter of Credit and Security Agreement by and between the Registrant and Wells Fargo Century, Inc., effective September 15, 2006. (5)
10.6	Amendment Number One to Factoring Agreement by and between the Registrant and Wells Fargo Century, Inc., effective November 21, 2006. (6)
10.7†	Separation Agreement between Eduard Jaeger and the Registrant (3)
10.8
Standard Industrial/Commercial Single-Tenant Lease by and between Faith Pearlman, Trustee of the Jerome M. Pearlman and Faith Pearlman Trust II and the Registrant, dated October 12, 2005, as amended (3)

10.9	Standard Industrial/Commercial Multi-Tenant Lease by and between Park/El Segundo Partners, LLC, and the Registrant, dated September 12, 2005, as amended (3)
10.10	Business Loan Agreement (Asset Based) in the principal amount of $250,000, by and between the Registrant and Alliance Bank, dated March 31, 2005 (3)
10.11	Business Loan Agreement (Asset Based) in the principal amount of $1,000,000, by and between the Registrant and Alliance Bank, dated March 31, 2005 (3)
10.12	Letter Agreement with Advantage Media Systems, Inc., dated June 29, 2007(7)
10.13†*	2007 Senior Management Bonus Plan
21.1	Subsidiaries of the Registrant (3)
23.2	Consent of Singer Lewak Greenbaum & Goldstein LLP
23.2(a)	Consent of Rotenberg & Co.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

† Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.
* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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
(7) Incorporated by reference to our Current Report on Form 8-K filed July 7, 2007.

(b) Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

Item 14. Principal Accountant Fees and Services.

Rotenberg & Co. is our principal independent public accounting firm. All audit work was performed by the full time employees of Rotenberg & Co. Our Audit Committee approves in advance, all services performed by Rotenberg & Co. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services. Prior to the fourth quarter 2007 we engaged Singer Lewak Greenbaum & Goldstein LLP as our principal independent accounting firm.

Audit Fees

Fees for audit services totaled approximately $239,590 and $169,807 for the years ended December 31, 2007 and 2006, respectively, including fees associated with the annual audit, and reviews of our quarterly reports on Form 10-QSB.

Audit-Related Fees

Fees for audit-related services totaled approximately $21,571 and $64,688 for the years ended December 31, 2007 and 2006, respectively. Audit-related services principally include due diligence in connection with acquisitions, financing transactions, and accounting consultations.

Tax Fees

Fees were incurred totaling approximately $22,769 and $10,726 during the years ended December 31, 2007 and 2006, respectively for tax services, including for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were incurred during the years ended December 31, 2007 and 2006 for services provided by Singer Lewak Greenbaum & Goldstein LLP or Rotenberg & Co., except as described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 31, 2008	/s/ Thomas Kreig
	By:	Thomas Kreig
	Its:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Ironclad Performance Wear Corporation do hereby constitute and appoint Eduard Jaeger and Thomas Kreig, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eduard Jaeger	President and Chief Executive	March 31, 2008
Eduard Jaeger	Officer and Director (Principal Executive Officer)

/s/ Thomas Kreig	Interim Chief Financial Officer	March 31, 2008
Thomas Kreig	(Principal Financial Officer)

/s/ Scott Alderton	Director	March 31, 2008
Scott Alderton

/s/ R.D. Peter Bloomer	Director	March 31, 2008
R.D. Peter Bloomer

/s/ Vane Clayton	Director	March 31, 2008
Vane Clayton

/s/ Scott Jarus	Director	March 31, 2008
Scott Jarus