Form 10KSB/A
period 2007-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2008-04-01
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is being filed by Ironclad Performance Wear Corporation (the “Company”) to amend the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008 (the “10-KSB”), solely for the purpose of including Exhibit 32.2 “Certification Of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002”, which was inadvertently omitted from the 10-KSB. Except for the items contained herein, this form 10-KSB/A does not modify or update other disclosures in the 10-KSB.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. We are currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, ”Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. We are currently evaluating the impact of SFAS No. 160 on our consolidated financial statements but do not expect it to have a material effect.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Legal Proceedings

Claim

In September 12, 2006, American Sports Group, Inc.(“ASG”), filed a lawsuit against both Ironclad California and Ironclad Nevada in the Superior Court of the State of California for the County of Los Angeles, alleging causes of action for Declaratory Relief and Breach of Contract.

The Company took the position that ASG's claims were without merit and vigorously defended against these claims, denying all of the allegations and filing a Cross-Complaint for unfair business practices against ASG, Youngstown Equipment Corp. (“Youngstown”), Blackstone Investment Group (“Blackstone”), Pacifica Ltd, LLC (“Pacifica”), Lakeview Canyon, LLC (“Lakeview”) and Greg Thomsen (“Thomsen”) among others. In December of 2007, Ironclad also filed a Federal Court complaint (“Federal Lawsuit”) against Youngstown, Blackstone, Pacifica, Lakeview and Thomsen, alleging certain trademark violations.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: April 1, 2008	/s/ Thomas Kreig
	By:	Thomas Kreig
	Its:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	President and Chief Executive	April 1, 2008
Eduard Jaeger	Officer and Director (Principal Executive Officer)

*	Interim Chief Financial Officer	April 1, 2008
Thomas Kreig	(Principal Financial Officer)

*	Director	April 1, 2008
Scott Alderton

*	Director	April 1, 2008
R.D. Peter Bloomer

*	Director	April 1, 2008
Vane Clayton

*	Director	April 1, 2008
Scott Jarus

*By:	/s/ Tom Kreig
Tom Kreig Attorney-in-Fact