Form 10-Q
period 2008-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2008-05-15
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number 0-51536

IRONCLAD PERFORMANCE WEAR CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0434104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Park Place, Suite 101
El Segundo, CA 90245
(Address of principal executive offices, zip code)

(310) 643 -7800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2008, the registrant had 42,464,504 shares of common stock issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEET
(unaudited)

March 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$266,848
Accounts receivable net of allowance for doubtful accounts of $98,000	2,102,856
Inventory, net of reserve of $84,000	3,743,333
Prepaid and other	163,136
Total current assets	6,276,173

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	205,531
Vehicles	43,680
Office equipment and furniture	142,972
Leasehold improvements	34,110
Less: accumulated depreciation	(181,933)
Total property, plant and equipment, net	244,360

Trademarks, net of $10,379 of accumulated amortization	86,485
Deposits and other	44,122
Total Assets	$6,651,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,980,848
Accrued expenses	1,118,578
Line of credit	1,720,881
Current portion of capital lease	674
Total current liabilities	4,820,981

LONG TERM LIABILITIES	-

Total Liabilities	4,823,080

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 million shares authorized; 35,389,504 shares issued and outstanding	35,390
Additional paid-in capital	14,092,274
Accumulated deficit	(12,297,505)
Total Stockholders’ Equity	1,830,159
Total Liabilities and Stockholders’ Equity	$6,651,140

See Notes to Condensed Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
REVENUES
Net sales	$1,851,103	$1,849,932

COST OF SALES
Cost of sales	1,057,106	925,380

GROSS PROFIT	793,997	924,552

OPERATING EXPENSES
General and administrative	678,279	944,859
Sales and marketing	899,031	893,936
Research and development	104,914	101,680
Operations	212,934	149,875
Depreciation and amortization	24,031	14,947

Total operating expenses	1,919,189	2,105,297

LOSS FROM OPERATIONS	(1,125,192)	(1,180,745)

OTHER INCOME (EXPENSE)

Interest expense	(35,017)	(38,563)
Change in fair value of warrant liability	-	20,564
Interest income	3,235	22,273
Unrealized loss on financing activities	(3,090)	-
Other income (expense), net	9,014	885
Total other income (expense)	(25,858)	5,159

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,151,050)	(1,175,586)

PROVISION FOR INCOME TAXES	810	-

NET LOSS	$(1,151,860)	$(1,175,586)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	35,389,504	30,064,060

See Notes to Condensed Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,151,860)	$(1,175,586)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	65,000	-
Depreciation	22,958	14,070
Amortization	1,073	877
Change in fair value of warrant liability	-	(20,564)
Non-cash compensation:
Stock option expense	158,222	193,906
Changes in operating assets and liabilities:
Receivables	2,159,760	326,986
Inventory	(613,994)	58,568
Deposits on inventory	10,068	61,555
Deposits	(31,756)	450
Prepaid and other	21,320	(7,624)
Accounts payable and accrued liabilities	(338,627)	(830,139)

Net cash flows provided by (used in) operating activities	302,164	(1,377,501)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(26,924)	(27,816)
Investment in trademarks	(4,810)	(2,760)
Net cash flows used in investing activities	(31,734)	(30,576)

CASH FLOWS FROM FINANCING ACTIVITIES
Drawdown (payback) on bank line of credit	(588,440)	232,453
Payments on capital leases	(968)	(788)
Net cash flows provided by (used in) financing activities	(589,408)	231,665

NET DECREASE IN CASH	(318,978)	(1,176,412)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	585,826	2,012,166
CASH AND CASH EQUIVALENTS END OF PERIOD	$266,848	$835,754

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$35,017	$38,563
Income taxes	810	-

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

Private Placement Transaction

Immediately following the closing of the Merger, the Company received gross proceeds of approximately $7.3 million in a private placement transaction (or the “Private Placement”), with institutional investors and other high net worth individuals (or the “Investors”). Pursuant to Subscription Agreements entered into with these Investors, the Company sold 9,761,558 investment units, at $0.75 per investment unit. Each investment unit consists of one share of our common stock, and a five year non-callable warrant to purchase three-quarters of one share of the Company’s common stock, at an exercise price of $1.00 per share.

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

3. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

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

Returns Policy

The Company has a warranty policy that covers defects in workmanship. The Company also periodically accepts stock adjustments from certain customers. Stock adjustment returns are typically for customers who are given the opportunity to ‘trade out’ of a style of product that does not sell in their territory, usually in exchange for another product. Historically, warranty returns have averaged 1.25% a year and stock adjustment returns have averaged approximately 0.75% of gross sales. The Company records an estimate for these returns at the time of sale.

Reserve for Warranty Returns

Reserve Balance 12/31/07	$200,000
Payments Recorded During the Period	(87,250)
112,750
Accrual for New Liabilities During the Reporting Period	241,250
Reserve Balance 3/31/08	$354,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2008 and 2007 were $171,432 and $183,343, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

One customer accounted for 22% of net sales for the quarter ended March 31, 2008, and no customer accounted for more than 10% of net sales for the quarter ended March 31, 2007.

Supplier Concentrations

One supplier, which is located overseas, accounted for approximately 44% of total purchases during the quarter ended March 31, 2008 and 52% for the three months ended March 31, 2007.

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

 The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Quarter
	Ended March 31,
	2008	2007
Options outstanding under the Company’s stock option plans	5,459,726	5,107,332
Common Stock Warrants	10,454,522	10,454,522

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

The significant components of the provision for income taxes for the quarters ended March 31, 2008 and 2007 were $810 and $-0-, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 159 and determined that it has no effect on its consolidated financial statements.

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

4. Inventory

At March 31, 2008 the Company had one class of inventory - finished goods.

March 31, 2008

Finished goods	$3,743,333

5. Property and equipment

Property and equipment consisted of the following:

March 31,
2008

Computer hardware and software	$205,531
Furniture and equipment	142,972
Vehicle	43,680
Leasehold improvements	34,110

426,293
Less accumulated depreciation	(181,933)
Property and equipment, net	$244,360

Depreciation expense for the three months ended March 31, 2008 and 2007 was $22,958 and $14,070, respectively.

6. Trademarks and Patents

Trademarks consisted of the following:

March 31,
2008

Trademarks	$78,115
Patents	15,749
Less: Accumulated amortization	(10,379)
Trademarks, net	$86,485

Trademarks and patents consist of definite-lived trademarks and patents of $62,261 and indefinite-lived trademarks and patents of $31,603 at March 31, 2008. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $1,073 and $877 for the three months ended March 31, 2008 and 2007, respectively.

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2008:

March 31, 2008
Accounts payable	$1,980,848
Accrued inventory	159,338
Accrued rebates and co-op	157,270
Accrued returns reserve	354,000
Accrued expenses - other	447,970

Total accounts payable and accrued expenses	$3,099,426

8. Bank Lines of Credit

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc. whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as Wells Fargo Century, Inc. shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months. As of March 31, 2008, total amount due to Wells Fargo Century was $1,720,881.

9. Equity transactions

Common Stock

The Company did not issue any shares during the quarter ended March 31, 2008. There were 35,389,504 shares of common stock of the Company outstanding at March 31, 2008.

Warrant Activity

A summary of warrant activity is as follows :

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2007	10,454,522	$0.91
Warrants outstanding at March 31, 2008	10,454,522	$0.91

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

There were no stock options issued during the quarter ended March 31, 2008.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	6,016,944	$0.58
Granted	-	$-
Exercised	-	-
Cancelled/Expired	(557,218)	$0.43
Outstanding at March 31, 2008	5,459,726	$0.60
Exercisable at March 31, 2008	3,796,499	$0.56

The following tables summarize information about stock options outstanding at March 31, 2008:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.19 - $0.35	2,413,353	5.92	$0.35	$4,202
$0. 38 - $1.05	3,046,373	7.94	$0.79	$-0-

The following tables summarize information about stock options exercisable at March 31, 2008:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.19 - $0.35	2,302,523	5.87	$0.35	$4,202
$0. 38 - $1.05	1,495,956	6.93	$0.88	$-0-

The Company recorded $153,381 and $193,906 of compensation expense for employee stock options during the three months ended March 31, 2008 and 2007, respectively. These compensation expense charges were recorded in the following operating expense categories for 2008 and 2007 respectively, general and administrative - $91,736 and $137,277; sales and marketing - $44,149 and $34,864; research and development - $10,168 and $14,669; and operations - $7,328 and $7,096. There was a total of $675,064 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2008. This cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the three months ended March 31, 2008 was $161,738.

10. Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustments were required upon adoption of FIN 48. The Company has provided a full valuation allowance against its deferred tax assets.

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2005 through 2007. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2007.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarter ended March 31, 2008 as follows:

March 31, 2008
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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at March 31, 2008 consisted of the following:

2008
Deferred tax assets
Net operating loss carryforward	$3,854,255
Stock option expense	607,724
Allowance for doubtful accounts	41,983
Allowance for product returns	152,082
Accrued compensation	102,184
Inventory	(34,272)
Other	3,134
Valuation allowance	(4,399,834)
Total deferred tax assets	327,256
Total deferred tax liabilities	(327,256)
Net deferred tax assets/liabilities	$-

As of March 31, 2008, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2009 through 2011.

As of March 31, 2008, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of $9,035,000 and $9,528,000, respectively, that expire between 2009 and 2027.

11. Commitments and Contingencies

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Future minimum monthly lease payments on this facility are $14,377. Rent expense for the three months ended March 31, 2008 for this facility was $42,207.

The Company has various non-cancelable operating leases for office equipment expiring through December 31, 2012. Equipment lease expense charged to operations under these leases was $1,880 and $1,918 for the three months ended March 31, 2008 and 2007, respectively.

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

13. Subsequent Event

Between April 18 and April 22, 2008, the Company entered into Subscription Agreements with certain investors pursuant to which it agreed to sell an aggregate of 7,075,000 shares of common stock, par value $0.001 per share of the Company at $0.20 per share for proceeds to the Company of $1,415,000. The last closing of the Financing occurred on April 22, 2008.

14. Related Party Transactions

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

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company for the three months ended March 31, 2008 and 2007. The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “—Risk Factors.”

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

We plan to increase our domestic revenues by leveraging our relationships with existing retailers and industrial distributors, including “Big Box” and sporting goods retailers, and increasing our product offerings in new and existing locations. We also plan to sell our expanded apparel line to work wear retailers.

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales. In 2006, we entered the Canadian market through a distributor, and international sales represented approximately 7% of total sales. In 2007 we entered the European market through a distributor and international sales represented approximately 11% of total sales. We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2008.

General

Net sales are comprised of gross sales less returns and discounts. Our operating results are seasonal, with a greater percentage of net sales being earned in the third and fourth quarters of our fiscal year due to the fall and winter selling seasons.

Cost of goods sold consists primarily of product costs, inbound freight and duty costs, handling costs to make products floor-ready to customer specifications and a reserve for inventory obsolescence.

Our operating expenses consist primarily of marketing costs, non-marketing payroll and related costs, corporate infrastructure costs and our distribution costs. We expect that our operating expenses will decrease as a percentage of net sales if we are able to increase our net sales through expansion and growth. We expect this reduction in operating expenses to be offset by investment in sales and marketing to achieve brand growth, the development of new product lines, and the increased costs of operating as a public company.

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions. On September 15, 2006 the Company entered into a factoring agreement whereby it assigned certain of its accounts receivables with full recourse. This facility allows the Company to borrow 75% against eligible accounts receivable and 40% against eligible inventory, up to $750,000, with an aggregate limit of up to $2,500,000. This facility had an outstanding balance of $1,720,881 at March 31, 2008.

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For all items that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three months ended March 31, 2008 our inventory reserve remained unchanged with a current balance of $84,000. For the three months ended March 31, 2007, we decreased our inventory reserve by $20,000, to a balance of $100,000 and recorded a corresponding decrease in cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. Since we have not experienced any significant payment defaults with any of our current customers, our allowance for doubtful accounts is generally minimal. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.

Product Returns

We have a warranty policy that covers defects in workmanship. We allow our customers to return damaged or defective products to us following a customary return merchandise authorization process. We also allow for some stock adjustments returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. For both types of returns we utilize actual historical return rates to determine our allowance for returns in each period. Gross sales is reduced by estimated returns. We record a corresponding accrual for the estimated liability associated with the estimated returns which is based on the historical gross sales of the products corresponding to the estimated returns. This accrual is offset each period by actual product returns.

Our current estimated future warranty product return rate is approximately 1.25% and our current estimated future stock adjustment return rate is approximately 0.75%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons; (1) our products useful life is approximately 3-4 months and (2) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Warranty Returns

Reserve Balance 12/31/07	$200,000
Payments Recorded During the Period	(87,250)
112,750
Accrual for New Liabilities During the Reporting Period	241,250
Reserve Balance 3/31/08	$354,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Since the Company has reported losses for 2003, 2004, 2005, 2006 and 2007, we have taken the conservative approach, and fully reserved the deferred tax assets.

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Net Sales increased $1,171 or 0.06%, to $1,851,103 in the quarter ended March 31, 2008 from $1,849,932 for the corresponding period in 2007. One customer accounted for 22% of net sales during the quarter ended March 31, 2008 and no customer accounted for more than 10% of net sales for the quarter ended March 31, 2007. Included in net sales are co-op advertising and rebate expenses of approximately $80,000 and $54,000 for the three months ended March 31, 2008 and 2007, respectively.

Gross Profit decreased $130,555 to $793,997 for the quarter ended March 31, 2008 from $924,552 for the corresponding period in 2007. Gross profit, as a percentage of net sales, or gross margin, decreased to 42.9% in the first quarter of 2008 from 50.0% in the same quarter of 2007. The decrease in gross profit for the quarter was primarily due to an increase in accruals for product returns of 4.5%, product mix and customer sales mix that resulted in lower average selling prices of approximately 2.4%, offset by improved margins on apparel products generated by moving production overseas of approximately 0.9%. Also, the first quarter of 2007 was favorably impacted by a one-time special purchase that increased margins by approximately 1%.

Operating Expenses decreased by $186,108, or 8.8%, to $1,919,189 in the first quarter of 2008 from $2,105,297 in the first quarter of 2007. As a percentage of net sales, operating expenses decreased to 103.8% in the first quarter of 2008 from 113.8% in the same period of 2007. The decreased spending for the first quarter of 2008 was primarily due to decreased public company costs of $123,000; decreased travel & entertainment expenses of $20,000; decreased salaries and benefits expenses of approximately $198,000 and decreased Financial Accounting Standards No. 123R options expense of $36,000; offset by increased costs associated with implementing brand development initiatives, including trade shows, print and cooperative advertising - approximately $90,000; increased services, primarily warehousing of $94,000; increased office expenses of $7,000. Our number of employees decreased to 23 at March 31, 2008 from 34 at March 31, 2007.

Loss from Operations decreased $55,553 or 4.7%, to $1,125,192 in the first quarter of 2008 from $1,180,745 in first quarter of 2007. Loss from operations as a percentage of net sales decreased to 60.8% in the first quarter of 2008 from 63.8% in the first quarter of 2007. The decrease in loss from operations in the three month period was primarily the result of the decrease in operating expenses, as discussed above.

Interest Expense decreased $3,546 to $35,017 in the first quarter of 2008 from $38,563 in the same period of 2007 due to slightly reduced borrowings on our line of credit.

Interest Income decreased $19,038 in the first quarter of 2008 to $3,235 from $22,273 in the first quarter of 2007. Interest income is a result of investment of funds from the private equity funding completed in September 2007.

Other Income (Expense) net was $5,924 in the first quarter of 2008 as compared with $885 in the first quarter of 2007. Change in the fair value of warrant liability was $-0- in the first quarter as compared to $20,564 for the first quarter of 2007. This change represented the difference in the fair value of warrants recorded as liabilities at their issue date on May 9, 2006. These warrants were revalued at the end of each reporting period until the terms of the registration statement for the shares and warrants issued, that resulted in liability accounting, were satisfied in October 2007.

Net Loss decreased $23,725 to $1,151,860 in the first quarter of 2008 from $1,175,586 in the first quarter of 2007. This decreased loss is the result of the combination of each of the factors discussed above, principally the reduction in operating expenses.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity. On September 15, 2006 the Company entered into a new factoring agreement, whereby it assigned certain of its accounts receivable with full recourse. This facility allows the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable.

Off Balance Sheet Arrangements

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

SFAS No. 159

In February, 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 159 and determined that it has no effect on its consolidated financial statements.
.
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

We have funded our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds of the private placement completed on May 9, 2006 and the factoring agreement entered into on September 15, 2006. As part of our planned growth and expansion, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure. We also plan to invest more heavily in research and development of new products, designs or services. In addition, we may need additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties or to respond to competitive pressures.

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

In addition, 8,536,953 of the 27,117,720 shares referenced above were subject to restrictions on transfer set forth in lock-up agreements with holders of these shares, which were released from such restrictions on the first anniversary of the merger, May 9, 2007. The release of shares from lock-up agreements may have a negative impact on our stock price if such released shares are sold by their holders.  Further, in September of 2007 and April 2008, we completed private placement transactions in which we sold 2,750,000 and 7,075,000 shares of our common stock, respectively. Under the terms of the subscriptions agreements, the investors in each of the private placement transactions were granted certain registration rights with respect to such shares. The sale of such shares pursuant to such registration statements could have a negative impact on our stock price.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 15, 2008	By:	/s/ Thomas Kreig
Thomas Kreig, Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.