Form 10-Q
period 2008-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2008-08-14
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______.

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

As of August 13, 2008, the registrant had 42,464,504 shares of common stock issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (unaudited)
AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,684	$585,826
Accounts receivable net of allowance for doubtful accounts of $75,000 and $33,000	1,007,845	4,327,616
Inventory, net of reserve of $117,000 and $84,000	4,090,258	3,129,339
Deposits on inventory	163,916	10,068
Prepaid and other	141,900	184,456
Total current assets	5,556,603	8,237,305

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	200,932	253,657
Vehicles	43,680	43,680
Office equipment and furniture	143,477	128,465
Leasehold improvements	36,934	34,110
Less: accumulated depreciation	(205,519)	(219,517)
Total property, plant and equipment, net	219,504	240,395

Trademarks, net of $11,579 and 9,306 of accumulated amortization	93,530	82,748
Deposits and other	16,429	12,366
Total Assets	$5,886,066	$8,572,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,253,571	$3,438,054
Line of credit	1,248,691	2,309,321
Current portion of long term debt	-	1,642
Total current liabilities	3,502,262	5,749,017

LONG TERM LIABILITIES	-

Total Liabilities	3,502,262	5,749,017

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 million shares authorized; 42,464,504 and 35,389,504 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	42,465	35,390
Additional paid-in capital	15,657,287	13,934,051
Accumulated deficit	(13,315,948)	(11,145,644)
Total Stockholders’ Equity	2,383,804	2,823,797
Total Liabilities and Stockholders’ Equity	$5,886,066	$8,572,814

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Net sales	$1,969,216	$2,356,317	3,820,319	4,206,249

COST OF SALES
Cost of sales	1,204,783	1,439,115	2,261,889	2,364,495

GROSS PROFIT	764,433	917,202	1,558,430	1,841,754

OPERATING EXPENSES
General and administrative	622,238	927,928	1,300,517	1,872,787
Sales and marketing	806,506	895,540	1,705,537	1,789,476
Research and development	103,952	153,193	208,866	254,873
Operations	191,841	123,559	404,775	273,434
Depreciation and amortization	24,787	18,233	48,818	33,180

Total operating expenses	1,749,324	2,118,453	3,668,513	4,223,750

LOSS FROM OPERATIONS	(984,891)	(1,201,251)	(2,110,083)	(2,381,996)

OTHER INCOME (EXPENSE)

Interest expense	(24,710)	(31,715)	(59,728)	(70,278)
Interest income	1,306	6,511	4,541	28,784
Change in fair value of warrant liability	-	(8,251)	-	12,313
Other income (expense), net	(11,720)	1,500	(2,706)	2,385
Unrealized gain (loss) on financing activities	1,575	-	(1,515)	-
Total other income (expense)	(33,549)	(31,955)	(59,408)	(26,796)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,018,440)	(1,233,206)	(2,169,491)	(2,408,792)

PROVISION FOR INCOME TAXES	-	800	810	800

NET LOSS	$(1,018,440)	$(1,234,006)	(2,170,301)	(2,409,592)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.04)	(0.06)	(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	40,754,064	30,103,208	38,071,784	30,083,742

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,170,301)	$(2,409,592)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	42,000	-
Depreciation	46,544	31,415
Amortization	2,274	1,765
Change in fair value of warrant liability	-	(12,313)
Non-cash compensation:
Common stock issued for services	-	41,875
Stock option expense	346,240	377,694
Changes in operating assets and liabilities:
Receivables	3,277,771	261,458
Inventory	(960,919)	324,288
Deposits on inventory	(153,848)	(40,124)
Deposits	(4,063)	(13,312)
Prepaid and other	42,556	(26,066)
Accounts payable and accrued liabilities	(1,184,484)	(132,949)

Net cash flows provided by (used in) operating activities	(716,230)	(1,595,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(25,655)	(74,393)
Investment in trademarks	(13,055)	(2,760)
Net cash flows used in investing activities	(38,710)	(77,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Drawdown (payback) on bank line of credit	(1,060,630)	182,923
Proceeds from issuance of common stock	1,384,070	-
Payments on capital leases	(1,642)	(1,618)
Net cash flows provided by (used in) financing activities	321,798	181,305

NET DECREASE IN CASH	(433,142)	(1,491,709)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	585,826	2,012,165
CASH AND CASH EQUIVALENTS END OF PERIOD	$152,684	$520,456

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$59,728	$70,248
Income taxes	810	800

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers. The Company has received five patents and has two patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 46 registered US trademarks, 10 registered international trademarks and 13 in-use US trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

2. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Ironclad Performance Corporation, an inactive parent company, and its wholly owned subsidiary Ironclad California. All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Company (FDIC) insures cash amounts at each institution for up to $100,000. From time to time, the Company maintains cash in excess of the FDIC limit.

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

Reserve for Warranty Returns

Reserve Balance 12/31/07	$200,000
Payments Recorded During the Period	(87,250)
112,750
Accrual for New Liabilities During the Reporting Period	241,250
Reserve Balance 3/31/08	354,000
Payments Recorded During the Period	(397,032)
(43,032)
Accrual for New Liabilities During the Reporting Period	105,032
Reserve Balance 6/30/08	$62,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the six months ended June 30, 2008 and 2007 were $406,755 and $418,232, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for 26% of net sales for the quarter ended June 30, 2008 and 27% for the six months ended June 30, 2008. One customer accounted for approximately 21% of net sales for the quarter ended June 30, 2007, and 15% for the six months ended June 30, 2007.

Supplier Concentrations

One supplier, which is located overseas, accounted for approximately 60% of total purchases during the quarter ended June 30, 2008 and 51% for the six months ended June 30, 2008. One supplier, which is located overseas, accounted for 60% of total purchases during the quarter ended June 30, 2007 and 56% for the six months ended June 30, 2007.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Quarter
	Ended June 30,
	2008	2007
Options outstanding under the Company’s stock option plans	5,337,722	4,515,989
Common Stock Warrants	10,454,522	10,454,522

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

The components of the provision for income taxes for the quarters ended June 30, 2008 and 2007 were $-0- and $800, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black-Scholes Model”). At each period end, or when circumstances indicate that the Company reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 159 and determined that it has no effect on its condensed consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 160 on its condensed consolidated financial statements but does not expect it to have a material effect.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company will continue to use the simplified method until it has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 161 on its condensed consolidated financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its condensed consolidated financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its condensed consolidated financial statements but does not expect it to have a material effect.

3. Inventory

At June 30, 2008 the Company had one class of inventory - finished goods. Inventory is shown net of a provision of $117,000 at June 30, 2008.

June 30, 2008

Finished goods	$4,254,174

4. Property and equipment

Property and equipment consisted of the following:

June 30,
2008

Computer hardware and software	$200,932
Furniture and equipment	143,477
Vehicle	43,680
Leasehold improvements	36,934

425,023
Less accumulated depreciation	(205,519)
Property and equipment, net	$219,504

Depreciation expense for the six months ended June 30, 2008 and 2007 was $46,544 and $31,415, respectively.

5. Trademarks and Patents

Trademarks consisted of the following:

June 30,
2008

Trademarks	$84,965
Patents	20,144
Less: Accumulated amortization	(11,579)
Trademarks, net	$93,530

Trademarks and patents consist of definite-lived trademarks and patents of $66,657 and indefinite-lived trademarks and patents of $35,452 at June 30, 2008. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $2,274 and $1,765 for the six months ended June 30, 2008 and 2007, respectively.

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2008:

June 30, 2008
Accounts payable	$1,219,513
Accrued inventory	369,570
Accrued rebates and co-op	125,616
Accrued returns reserve	62,000
Accrued expenses - other	476,872

Total accounts payable and accrued expenses	$2,253,571

7. Bank Lines of Credit

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc. whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as Wells Fargo Century, Inc. shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months. As of June 30, 2008, total amount due to Wells Fargo Century was $1,248,691.

8. Equity transactions

Common Stock

In April 2008, the Company completed a private placement transaction with trusts and other high net worth individuals. Pursuant to its subscription agreements with these investors, the Company sold 7,075,000 shares of common stock, at $0.20 per share. In accordance with the terms of the subscription agreements the Company was required to file a registration statement for resale of the common stock sold within forty-five (45) days of the closing date of the offering, use commercially reasonable efforts to cause such registration statement to become effective within one hundred fifty (150) days after the closing date and maintain such registration for twenty-four (24) months after the closing date. The company has timely filed an S-1 Registration Statement which became effective on June 20, 2008. After commissions and expenses, the Company received net proceeds of approximately $1.38 million in the private placement. There were 42,464,504 shares of common stock of the Company outstanding at June 30, 2008.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2007	10,454,522	$0.91
Warrants outstanding at June 30, 2008	10,454,522	$0.91

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

The fair value of each stock option granted under either the 2000 or 2006 Plan is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on historical market prices of the Company’s common stock. The expected life of an option grant is based on management’s estimate. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

For stock options issued during the quarter ended June 30, 2008, the fair value of these options was estimated at the date of the grant using the Black-Scholes Model with the following range of assumptions:

June 30, 2008
Risk free interest rate	3.75%
Dividends	-
Volatility factor	244.4%
Expected life	6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	6,016,944	$0.58
Granted	-	$-
Exercised	-	-
Cancelled/Expired	(557,218)	$0.43
Outstanding at March 31, 2008	5,459,726	$0.60
Granted	180,000	$0.25
Exercised	-	-
Cancelled/Expired	(302,003)	$0.54
Outstanding at June 30, 2008	5,337,723	$0.57
Exercisable at June 30, 2008	3,837,523	$0.53

The following tables summarize information about stock options outstanding at June 30, 2008:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.19 - $0.35	2,584,723	5.27	$0.32	$901
$0. 38 - $1.05	2,752,999	8.46	$0.80	$-0-

The following tables summarize information about stock options exercisable at June 30, 2008:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.19 - $0.35	2,492,701	5.30	$0.32	$901
$0. 38 - $1.05	1,344,822	8.23	$0.90	$-0-

The Company recorded $346,240 and $377,694 of compensation expense for employee stock options during the six months ended June 30, 2008 and 2007, respectively. These compensation expense charges were recorded in the following operating expense categories for 2008 and 2007 respectively, general and administrative - $214,386 and $269,313; sales and marketing - $96,703 and $70,959; research and development - $20,653 and $23,346; and operations - $14,498 and $14,076. There was a total of $680,247 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at June 30, 2008. This cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the six months ended June 30, 2008 was $304,317.

9. Income Taxes

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

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarter ended June 30, 2008 as follows:

June 30, 2008
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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at June 30, 2008 consisted of the following:

2008
Deferred tax assets
Net operating loss carryforward	$4,260,462
Stock option expense	690,345
Allowance for doubtful accounts	32,130
Allowance for product returns	26,561
Accrued compensation	82,036
Inventory	50,123
Other	3,134
Valuation allowance	(4,788,229)
Total deferred tax assets	356,561
Total deferred tax liabilities	(356,561)
Net deferred tax assets/liabilities	$-

As of June 30, 2008, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2009 through 2011.

As of June 30, 2008, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of $9,983,000 and $10,580,000, respectively, that expire between 2009 and 2027.

10. Commitments and Contingencies

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Future minimum monthly lease payments on this facility are $14,698. Rent expense for the six months ended June 30, 2008 for this facility was $88,495.

The Company has various non-cancelable operating leases for office equipment expiring through December 31, 2012. Equipment lease expense charged to operations under these leases was $3,759 and $3,835 for the six months ended June 30, 2008 and 2007, respectively.

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

11. Related Party Transactions

Mr. Alderton, an Ironclad Board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP (“SAM”) which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.

12. Gain/Loss Contingency

Earlier this year we became aware that competitors have been importing gloves similar to many of our products under a Congressional Bill classifying them at a lower duty rate. This lower duty rate of 2.8% is significantly less than the 10.4% rate we had been paying. We filed retroactive, formal protests with the U.S. Customs Department for refund of paid duties for previous entries totaling approximately $245,000. In late January, 2008, with the concurrence of the local U.S. Customs Department office at the Port of Los Angeles, we began receiving new entries under the lower duty rate. In June, 2008 we started receiving approvals for specific prior entries, along with refund checks totaling approximately $24,000.

In July, 2008, we received a written denial ruling on our formal protest from the U.S. Customs Department in Washington, DC. We are continuing to contest this denial ruling, but have nevertheless started receiving our products under the old duty rate of 10.4% going forward.

During the period from January to July, 2008, we paid duties, calculated at the lower duty rate, of approximately $45,000. Had those entries been calculated at the higher duty rate we would have incurred additional duties of approximately $121,000.

In summary, the outcome of our challenge to the classification of our products for the purpose of determining the appropriate duty rate is still in question at this time. We remain confident that our products do qualify for the reduced duty rate classification, but the ultimate outcome may be determined by a technical interpretation of the law. Should we ultimately lose our protest we could be billed for the approximately $121,000 in incremental duties owed. Conversely, should we prevail in our protest we should receive the remaining approximately $221,000 in refunds pending.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company for the three and six months ended June 30, 2008 and 2007. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions. On September 15, 2006 the Company entered into a factoring agreement whereby it assigned certain of its accounts receivables with full recourse. This facility allows the Company to borrow 75% against eligible accounts receivable and 40% against eligible inventory, up to $750,000, with an aggregate limit of up to $2,500,000. This facility had an outstanding balance of $1,248,691 at June 30, 2008.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For all items that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the six months ended June 30, 2008 we increased our inventory reserve $33,000 to a current balance of $117,000 and recorded a corresponding increase in cost of goods sold. For the six months ended June 30, 2007, we decreased our inventory reserve by $75,000, to a balance of $45,000 and recorded a corresponding decrease in cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Reserve for Warranty Returns

Reserve Balance 12/31/07	$200,000
Payments Recorded During the Period	(87,250)
112,750
Accrual for New Liabilities During the Reporting Period	241,250
Reserve Balance 3/31/08	354,000
Payments Recorded During the Period	(397,032)
(43,032)
Accrual for New Liabilities During the Reporting Period	105,032
Reserve Balance 6/30/08	$62,000

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black Scholes Model. At each period end, or when circumstances indicate that the Company reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Net Sales decreased $387,101 or 16.4%, to $1,969,216 in the quarter ended June 30, 2008 from $2,356,317 for the corresponding period in 2007. Two customers accounted for 26% of net sales during the quarter ended June 30, 2008 and one customer accounted for 21% of net sales for the quarter ended June 30, 2007. Net Sales decreased $385,930 or 9.2%, to $3,820,319 in the six months ended June 30, 2008 from $4,206,249 for the corresponding period in 2007. Two customers accounted for 27% of net sales during the six months ended June 30, 2008 and one customer accounted for 15% of net sales for the six months ended June 30, 2007. The decrease in net sales for the second quarter and six months ended June 30, 2008 is the result of a softening of demand for our products in light of the general downturn in the economy, the loss of a single customer’s Spring promotion in 2008 vs 2007, and tightening in the credit markets making it more difficult for us to finance the production of inventory.

Gross Profit decreased $152,769 to $764,433 for the quarter ended June 30, 2008 from $917,202 for the corresponding period in 2007. Gross profit, as a percentage of net sales, or gross margin, decreased to 38.8% in the second quarter of 2008 from 38.9% in the same quarter of 2007. Gross Profit decreased $283,324 to $1,558,430 for the six months ended June 30, 2008 from $1,841,754 for the corresponding period in 2007. Gross profit, as a percentage of net sales, or gross margin, decreased to 40.8% in the first six months of 2008 from 43.8% in the same period of 2007. The decrease in gross profit for the quarter of 0.1% was minimal. The decrease in gross profit for the six months ended June 30, 2008 was primarily due to first quarter increased accruals for product returns, product mix and customer sales mix that resulted in lower average selling prices, offset by improved margins on apparel products generated by moving production overseas. Also, the first quarter of 2007 was favorably impacted by a one-time special purchase that increased margins by approximately 1%.

Operating Expenses decreased by $369,129, or 17.4%, to $1,749,324 in the second quarter of 2008 from $2,118,453 in the second quarter of 2007. As a percentage of net sales, operating expenses decreased to 88.8% in the second quarter of 2008 from 89.9% in the same period of 2007. Operating Expenses decreased by $555,237, or 13.1%, to $3,668,513 in the first six months of 2008 from $4,223,750 in the first six months of 2007. As a percentage of net sales, operating expenses decreased to 96.0% in the first six months of 2008 from 100.4% in the same period of 2007. The decreased spending for the first six months of 2008 was due to a cost reduction program we implemented in response to the slowing economy, and our previously announced objective to become profitable by the end of the year. These measures resulted in decreased salaries and benefits expenses of $457,000; decreased public company costs of $193,000; decreased legal expenses of $90,000; decreased travel and entertainment expenses of $66,000 and decreased Financial Accounting Standards No. 123R options expense of $31,000; offset by increased costs associated with implementing brand development initiatives, including trade shows, print and cooperative advertising - approximately $94,000 and increased services, primarily warehousing of $188,000. Our number of employees decreased to 24 at June 30, 2008 from 33 at June 30, 2007.

Loss from Operations decreased $216,360 or 18.0%, to $984,891 in the second quarter of 2008 from $1,201,251 in second quarter of 2007. Loss from operations as a percentage of net sales decreased to 50.0% in the second quarter of 2008 from 51.0% in the second quarter of 2007. Loss from Operations decreased $271,913 or 11.4%, to $2,110,083 in the first six months of 2008 from $2,381,996 in first six months of 2007. Loss from operations as a percentage of net sales decreased to 55.2% in the first six months of 2008 from 56.6% in the first six months of 2007. The decrease in loss from operations in the three and six month periods was primarily the result of the cost cutting measures and commensurate decrease in operating expenses, as discussed above.

Interest Expense decreased $7,004 to $24,711 in the second quarter of 2008 from $31,715 in the same period of 2007 due to slightly reduced borrowings on our line of credit. Interest Expense decreased $10,550 to $59,728 in the first six months of 2008 from $70,278 in the same period of 2007 due to reduced borrowings on our line of credit.

Interest Income decreased $5,205 in the second quarter of 2008 to $1,306 from $6,511 in the second quarter of 2007. Interest Income decreased $24,243 in the first six months of 2008 to $4,541 from $28,784 in the first six months of 2007. Interest income is a result of investment of funds from prior private equity funding.

Other Income (Expense) net was ($10,145) in the second quarter of 2008 as compared with ($6,751) in the second quarter of 2007. Other Income (Expense) net was ($4,221) in the first six months of 2008 as compared with $14,698 in the first six months of 2007. Other expense in the second quarter of 2008 includes an adjustment for a prior year return of $14,305 offset by an income tax refund of $2,974. Change in the fair value of warrant liability was $-0- in the first six months of 2008 as compared to $12,313 for the first six months of 2007. This change represented the difference in the fair value of warrants recorded as liabilities at their issue date on May 9, 2006. These warrants were revalued at the end of each reporting period until the terms of the registration statement for the shares and warrants issued, that resulted in liability accounting, were satisfied in October 2007.

Net Loss decreased $215,565 to $1,018,440 in the second quarter of 2008 from $1,234,005 in the second quarter of 2007. Net Loss decreased $239,289 to $2,170,301 in the first six months of 2008 from $2,409,590 in the first six months of 2007. This decreased loss is the result of the combination of each of the factors discussed above, principally the reduction in operating expenses.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity. We anticipate greater difficulty in procuring debt financing in light of the general tightening of credit, making it more difficult for us to finance the production of our planned inventory build-up. On September 15, 2006 the Company entered into a new factoring agreement, whereby it assigned certain of its accounts receivable with full recourse. This facility allows the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable.

In April 2008, the Company completed a private placement transaction with trusts and other high net worth individuals. Pursuant to its subscription agreements with these investors, the Company sold 7,075,000 shares of common stock, at $0.20 per share. After commissions and expenses, the Company received net proceeds of approximately $1.38 million in the private placement.

Off Balance Sheet Arrangements

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 159 and determined that it has no effect on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. We are currently evaluating the impact of SFAS 160 on our condensed consolidated financial statements but do not expect it to have a material effect.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company will continue to use the simplified method until it has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 161 on its condensed consolidated financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its condensed consolidated financial statements but does not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its condensed consolidated financial statements but does not expect it to have a material effect.

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

We have funded our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds of the private placements completed on May 9, 2006, September 21, 2007 and April 22, 2008, and the factoring agreement entered into on September 15, 2006. As part of our planned growth and expansion, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure. We also plan to invest more heavily in research and development of new products, designs or services. In addition, we may need additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties or to respond to competitive pressures.

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

Our business plan also depends in part on our ability to expand into international markets. We have begun the distribution of our products in Japan, Australia, Canada and Europe and we are in the process of establishing additional distribution in Europe and other international markets. Failure to expand international sales through these and other markets could limit our growth capability and leave us vulnerable solely to United States market conditions.

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

We do not have long-term contracts with any of our independent contractors and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a non-affiliate who has held restricted shares for a period of six months may sell an unrestricted number of shares of our common stock into the market. The resale of the 3,489,444 shares held by Gemini and the stockholders who acquired shares in connection with the purchase and cancellation transaction completed immediately before the merger with Ironclad California may be registered as discussed above, and these shares are currently be eligible for sale under Rule 144. The resale of these shares under Rule 144 may cause our stock price to decline.

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

Our securities, as traded on the Over-the-Counter Bulletin Board, may be subject to Securities and Exchange Commission (or SEC) rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

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

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 44% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

Members of the company’s management, including our Chief Executive Officer and President, Eduard Jaeger, and Interim Chief Financial Officer, Thomas Kreig, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Jaeger and Kreig concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.  EXHIBITS

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 14, 2008	By:	/s/ Thomas Kreig
Thomas Kreig, Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title
10.1	Form of Subscription Agreement in connection with private placement consummated in April 2008.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.