Form 10-Q
period 2008-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2008-11-14
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

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

As of November 13, 2008, the registrant had 42,464,504 shares of common stock issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (unaudited)
AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,837	$585,826
Accounts receivable net of allowance for doubtful accounts of $76,000 and $33,000	2,708,551	4,327,616
Inventory, net of reserve of $117,000 and $84,000	4,258,620	3,129,339
Deposits on inventory	56,410	10,068
Prepaid and other	231,968	184,456
Total current assets	7,332,386	8,237,305

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	200,933	253,657
Vehicles	43,680	43,680
Office equipment and furniture	143,477	128,465
Leasehold improvements	36,934	34,110
Less: accumulated depreciation	(229,187)	(219,517)
Total property, plant and equipment, net	195,837	240,395

Trademarks, net of $12,807 and 9,306 of accumulated amortization	93,802	82,748
Deposits and other	11,354	12,366
Total Assets	$7,633,379	$8,572,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,567,357	$3,438,054
Line of credit	1,590,831	2,309,321
Current portion of long term debt	-	1,642
Total current liabilities	5,158,188	5,749,017

LONG TERM LIABILITIES	-

Total Liabilities	5,158,188	5,749,017

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 42,464,504 and 35,389,504 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	42,465	35,390
Additional paid-in capital	15,789,595	13,934,051
Accumulated deficit	(13,356,869)	(11,145,644)
Total Stockholders’ Equity	2,475,191	2,823,797
Total Liabilities and Stockholders’ Equity	$7,633,379	$8,572,814

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Net sales	$4,072,693	$3,588,178	7,893,012	7,794,427

COST OF SALES
Cost of sales	2,507,250	2,316,035	4,769,139	4,680,530

GROSS PROFIT	1,565,443	1,272,143	3,123,873	3,113,897

OPERATING EXPENSES
General and administrative	602,103	944,242	1,902,620	2,817,029
Sales and marketing	619,693	1,008,670	2,325,230	2,798,146
Research and development	88,613	119,270	297,479	374,143
Purchasing, warehousing and distribution	156,899	188,029	561,674	461,463
Depreciation and amortization	24,895	17,404	73,713	50,584

Total operating expenses	1,492,203	2,277,615	5,160,716	6,501,365

INCOME (LOSS) FROM OPERATIONS	73,240	(1,005,472)	(2,036,843)	(3,387,468)

OTHER INCOME (EXPENSE)

Interest expense	(72,674)	(34,473)	(132,402)	(104,751)
Interest income	49	6,209	4,590	34,993
Change in fair value of warrant liability	-	5,935	-	18,248
Other income (expense), net	(43,814)	-	(46,520)	2,385
Unrealized gain (loss) on financing activities	-	-	(1,515)	-
Total other income (expense)	(116,439)	(22,329)	(175,847)	(49,125)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(43,199)	(1,027,801)	(2,212,690)	(3,436,593)

PROVISION FOR (REFUND OF) INCOME TAXES	(2,276)	-	(1,466)	800

NET LOSS	$(40,923)	$(1,027,801)	(2,211,224)	(3,437,393)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.03)	(0.06)	(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,464,504	30,854,644	39,546,712	30,343,533

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,211,224)	$(3,437,393)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	43,000	-
Depreciation	70,212	48,171
Amortization	3,501	2,729
Change in fair value of warrant liability	-	(18,248)
Non-cash compensation:
Common stock issued for services	-	41,875
Stock option expense	478,548	494,456
Changes in operating assets and liabilities:
Accounts receivable	1,576,065	(1,429,364)
Inventory	(1,129,281)	(639,586)
Deposits on inventory	(46,342)	8,155
Deposits	1,012	10,654
Prepaid and other	(47,512)	(37,575)
Accounts payable and accrued liabilities	129,304	1,991,885

Net cash flows provided by (used in) operating activities	(1,132,717)	(2,964,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(25,655)	(78,453)
Investment in trademarks	(14,555)	(9,655)
Net cash flows used in investing activities	(40,210)	(88,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,415,000	2,104,500
Offering costs	(30,930)	(92,637)
Drawdown (payback) on bank line of credit	(718,490)	390,168
Payments on capital leases	(1,642)	(2,491)
Net cash flows provided by (used in) financing activities	663,938	2,399,540

NET DECREASE IN CASH	(508,989)	(652,809)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	585,826	2,012,165
CASH AND CASH EQUIVALENTS END OF PERIOD	$76,837	$1,359,356

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$132,402	$104,751
Income taxes	1,508	800

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers. The Company has received five patents and three patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 53 registered US trademarks, 10 registered international trademarks and 11 in-use US trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

2. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB/A filed with the SEC on April 1, 2008.

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

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs.) Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months and nine months ended September 30, 2008 were $2,507,250 and $4,769,139, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution expenses” and, for the three months and nine months ending September 30, 2008 were $156,898 and $561,674, respectively. These costs were comprised of salaries and benefits of approximately $55,000 and $171,000; office expenses of approximately $2,000 and $23,000; travel and lodging of approximately $-0- and $10,000; and warehouse operations of approximately $100,000and $358,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three months and nine months ending September 30, 2008 were approximately $32,000 or 0.7% and $104,000 or 1.2%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three month and nine months ending September 30, 2008 were approximately $50,000 or 1.1% and $503,000 or 5.7%, respectively. Included in saleable product returns for the nine months ended September 30, 2008 were two large, unique and non-recurring returns. In one instance the Company “took back” inventory from a customer who had failed to pay for their purchase as a means of recovering its value and avoiding a bad debt write-off for approximately $140,000. In the second instance a long-time hardware distributor customer who had purchased a large order of the new apparel line specifically for one of its customers, had that customer cancel the order. The Company’s distributor approached the Company seeking relief as it had no other viable outlet for the product. The Company agreed to allow it to return approximately $90,000 of this apparel product. These two returns account for approximately $230,000 or 2.6% of the year to date total.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three months and nine months ending September 30, 2008 were approximately $65,000 or 0.2% and $44,000 or 0.5%, respectively. Adjustments to the product returns reserve for the three months and nine months ending September 30, 2008 were approximately $58,000 or 1.3% and ($80,000) or (0.9%), respectively.

For warranty returns the Company utilizes actual historical return rates to determine the allowance for returns in each period. For saleable product returns the Company also utilizes actual historical return rates, adjusted for large, non-recurring occurrences. The Company does not accrue for pricing and shipping corrections as they are unpredictable and generally de minimis. Gross sales are reduced by estimated returns. We record a corresponding accrual for the estimated liability associated with the estimated returns which is based on the historical gross sales of the products corresponding to the estimated returns. This accrual is offset each period by actual product returns.

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/07	$200,000
Payments Recorded During the Period	(87,250)
112,750
Accrual for New Liabilities During the Reporting Period	241,250
Reserve Balance 3/31/08	354,000
Payments Recorded During the Period	(397,032)
(43,032)
Accrual for New Liabilities During the Reporting Period	105,032
Reserve Balance 6/30/08	62,000
Payments Recorded During the Period	(101,460)
(39,460)
Accrual for New Liabilities During the Reporting Period	159,460
Reserve Balance 9/30/08	$120,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the nine months ended September 30, 2008 and 2007 were $569,751 and $771,053, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Three customers accounted for approximately $2,189,000 or 51% of net sales for the quarter ended September 30, 2008 and one customer accounted for approximately $1,847,000 or 21% for the nine months ended September 30, 2008. Two customers accounted for approximately $1,556,000 or 40% of net sales for the quarter ended September 30, 2007, and one customer accounted for approximately $1,552,000 or 19% for the nine months ended September 30, 2007.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 66% of total purchases during the quarter ended September 30, 2008 and 68% for the nine months ended September 30, 2008. One supplier, which is located overseas, accounted for 54% of total purchases during the quarter ended September 30, 2007 and 58% for the nine months ended September 30, 2007.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Quarter
	Ended September 30,
	2008	2007
Options outstanding under the Company’s stock option plans	5,247,407	4,897,046
Common Stock Warrants	10,454,522	10,454,522

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

The components of the provision for income taxes for the quarters ended September 30, 2008 and 2007 were $698 and $-0-, respectively, for the current state provision. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

3. Inventory

At September 30, 2008 the Company had one class of inventory - finished goods. Inventory is shown net of a provision of $112,000 at September 30, 2008.

September 30, 2008

Finished goods	$4,258,620

4. Property and equipment

Property and equipment consisted of the following:

September 30,
2008

Computer hardware and software	$200,933
Furniture and equipment	143,477
Vehicle	43,680
Leasehold improvements	36,934

425,024
Less accumulated depreciation	(229,187)
Property and equipment, net	$195,837

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $70,212 and $48,171, respectively.

5. Trademarks and Patents

Trademarks consisted of the following:

September 30,
2008

Trademarks	$86,465
Patents	20,144
Less: Accumulated amortization	(12,807)
Trademarks, net	$93,802

Trademarks and patents consist of definite-lived trademarks and patents of $68,157 and indefinite-lived trademarks and patents of $35,452 at September 30, 2008. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $3,501 and $2,729 for the nine months ended September 30, 2008 and 2007, respectively.

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2008:

September 30, 2008
Accounts payable	$1,626,795
Accrued inventory	1,278,679
Accrued rebates and co-op	123,966
Accrued returns reserve	120,000
Accrued expenses - other	417,917

Total accounts payable and accrued expenses	$3,567,357

7. Bank Lines of Credit

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc., dba Wells Fargo Trade Capital Services, Inc. (“WFTC”), whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as WFTC shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months. As of September 30, 2008, this factoring agreement continues in full force and the total amount due to WFTC was $1,590,831.

On July 25, 2008 the Company entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby the Company would finance purchase orders for three customer’s special promotions. In conjunction with this agreement an intercreditor agreement was executed between the Company, WFTC and EPK whereby WFTC would waive its security interest in the inventory purchased under the EPK financed purchase orders and, when the Company presented the sales invoices from these three customers for this promotional inventory, WFTC would accept these sales as collateral and remit the eligible funds first to EPK for approved principal, interest and fees, and then to the Company. As of September 30, 2008, two of these EPK financed purchase orders totaling $758,581 remained outstanding, both of which were shipped and cleared in October 2008.

8. Equity transactions

Common Stock

In April 2008, the Company completed a private placement transaction with trusts and other high net worth individuals. Pursuant to its subscription agreements with these investors, the Company sold 7,075,000 shares of common stock, at $0.20 per share. In accordance with the terms of the subscription agreements the Company was required to file a registration statement for resale of the common stock sold within forty-five (45) days of the closing date of the offering, use commercially reasonable efforts to cause such registration statement to become effective within one hundred fifty (150) days after the closing date and maintain such registration for twenty-four (24) months after the closing date. The company has timely filed an S-1 Registration Statement which became effective on June 20, 2008. After commissions and expenses, the Company received net proceeds of approximately $1.38 million in the private placement. There were 42,464,504 shares of common stock of the Company outstanding at September 30, 2008.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2007	10,454,522	$0.91
Warrants outstanding at September 30, 2008	10,454,522	$0.91

Stock Based Compensation

Ironclad California reserved 3,020,187 shares of its common stock for issuance to employees, directors and consultants under the 2000 Stock Incentive Plan, which the Company assumed in the Merger (the “2000 Plan”). Under the 2000 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

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

The fair value of each stock option granted under either the 2000 Plan or 2006 Plan is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on historical market prices of the Company’s common stock. The expected life of an option grant is based on management’s estimate. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

There were no stock options issued during the quarter ended September 30, 2008.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	6,016,944	$0.58
Granted	-	$-
Exercised	-	-
Cancelled/Expired	(557,218)	$0.43
Outstanding at March 31, 2008	5,459,726	$0.60
Granted	180,000	$0.25
Exercised	-	-
Cancelled/Expired	(302,003)	$0.54
Outstanding at June 30, 2008	5,337,723	$0.57
Granted	-	-
Exercised	-	-
Cancelled/Expired	90,316	$0.57
Outstanding at September 30, 2008	5,247,407	$0.58
Exercisable at September 30, 2008	3,981,634	$0.55

The following tables summarize information about stock options outstanding at September 30, 2008:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.19 - $0.35	2,583,239	4.94	$0.32	$-0-
$0. 38 - $1.05	2,664,168	8.11	$0.80	$-0-

The following tables summarize information about stock options exercisable at September 30, 2008:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.19 - $0.35	2,530,318	4.99	$0.32	$-0-
$0. 38 - $1.05	1,451,317	7.83	$0.90	$-0-

The Company recorded $466,471 and $494,456 of compensation expense for employee stock options during the nine months ended September 30, 2008 and 2007, respectively. These compensation expense charges were recorded in the following operating expense categories for 2008 and 2007 respectively, general and administrative - $284,854 and $335,102; sales and marketing - $128,527 and $106,370; research and development - $31,292 and $32,022; and purchasing, warehousing and distribution - $21,798 and $20,962. There was a total of $730,966 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at September 30, 2008. This cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the nine months ended September 30, 2008 was $399,173.

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

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2005 through 2007. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2004 through 2007.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarter ended September 30, 2008 as follows:

September 30, 2008
Statutory regular federal income benefit rate	(34.0)%
State income taxes, net of federal benefit	(5.3)
Change in valuation allowance	39.3
Total	-%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at September 30, 2008 consisted of the following:

2008
Deferred tax assets
Net operating loss carryforward	$4,217,198
Stock option expense	741,852
Allowance for doubtful accounts	32,558
Allowance for product returns	51,408
Accrued compensation	83,537
Inventory	44,768
Other	3,406
Valuation allowance	(4,816,066)
Total deferred tax assets	358,661
Total deferred tax liabilities	(358,661)
Net deferred tax assets/liabilities	$-

As of September 30, 2008, the Company had unused federal and state contribution carryovers of $2,862 that expire in 2009 through 2011.

As of September 30, 2008, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $9,882,000 and $10,403,000, respectively, that expire between 2009 and 2027.

10. Commitments and Contingencies

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Future minimum monthly lease payments on this facility are $14,698. Rent expense for the nine months ended September 30, 2008 for this facility was $132,589.

The Company has various non-cancelable operating leases for office equipment expiring through December 31, 2012. Equipment lease expense charged to operations under these leases was $5,639 and $5,878 for the nine months ended September 30, 2008 and 2007, respectively.

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

12. Gain/Loss Contingency

Earlier this year the Company became aware that competitors have been importing gloves similar to many of its products under a federal legislation classifying them at a lower duty rate. This lower duty rate of 2.8% is significantly less than the 10.4% rate the Company had been paying. The Company filed retroactive, formal protests with the U.S. Customs Department for refund of paid duties for previous entries totaling approximately $165,000. In late January, 2008, with the concurrence of the local U.S. Customs Department office at the Port of Los Angeles, the Company began receiving new entries under the lower duty rate. In June, 2008 the Company started receiving approvals for specific prior entries, along with refund checks totaling approximately $24,000.

In July, 2008, the Company received a written denial ruling on its formal protest from the U.S. Customs Department in Washington, DC. The Company is continuing to contest this denial ruling, but has nevertheless started receiving its products under the old duty rate of 10.4% going forward.

During the period from January to July, 2008, the Company paid duties, calculated at the lower duty rate, of approximately $36,000. Had those entries been calculated at the higher duty rate the Company would have incurred additional duties of approximately $134,000.

In summary, the outcome of the Company’s challenge to the classification of its products for the purpose of determining the appropriate duty rate is still in question at this time. The Company remains reasonably confident that its products do qualify for the reduced duty rate classification, but the ultimate outcome may be determined by a technical interpretation of the law. The U.S. Customs Department has begun charging the Company back for previously issued refunds and for additional duties due for the period January to July 2008. Below is a chart outlining the current situation:

	2007 Protests	2008 Duty Reductions

Protests Filed for Refund	$165,000

Duty Reductions Denied		$134,000
Refunds Received	($24,000)
Repayments Billed and Paid	$4,000	($21,000)

Potential Liability	$20,000	$113,000

Conversely, should the Company prevail in its protest the Company could receive refunds for the $165,000 of previously approved and then denied protests, plus the $134,000 of repaid 2008 duties, plus any additional excess duties paid for entries subsequent to July 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company for the three and nine months ended September 30, 2008 and 2007. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We plan to increase our domestic revenues by leveraging our relationships with existing retailers and industrial distributors, including “Big Box” and sporting goods retailers, and increasing our product offerings in new and existing locations. We also plan to sell our apparel line to work wear retailers.

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales. In 2006, we entered the Canadian market through a distributor, and international sales represented approximately 7% of total sales. In 2007 we entered the European market through a distributor and international sales represented approximately 11% of total sales. We plan to continue to increase sales internationally by expanding our distribution in Europe and into other international markets during the fiscal year ending December 31, 2008.

General

Net sales are comprised of gross sales less returns and discounts. Our operating results are seasonal, with a greater percentage of net sales being earned in the third and fourth quarters of our fiscal year due to the fall and winter selling seasons.

Our cost of goods sold includes the FOB cost of the product plus landed costs and a reserve for slow-moving inventory. Landed costs include freight-in, insurance, duties and administrative costs to deliver the finished goods to our distribution warehouse. Cost of goods sold does not include purchasing costs, warehousing or distribution costs. These costs are captured as incurred on a separate line in operating expenses. Our gross margins may not be comparable to other entities that may include some or all of these costs in the calculation of gross margin.

Our operating expenses consist primarily of payroll and related costs, marketing costs, corporate infrastructure costs and our purchasing, warehousing and distribution costs. We expect that our operating expenses will decrease as a percentage of net sales if we are able to increase our net sales through expansion and growth. We expect this reduction in operating expenses to be offset by investment in sales and marketing to achieve brand growth, the development of new product lines, and the increased costs of operating as a public company.

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions. On September 15, 2006 we entered into a factoring agreement whereby we assigned certain of our accounts receivables with full recourse. This facility allows us to borrow 75% against eligible accounts receivable and 40% against eligible inventory, up to $750,000, with an aggregate limit of up to $2,500,000. This facility had an outstanding balance of $1,590,831 at September 30, 2008. In the third quarter of 2008 we also entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby we would finance purchase orders for three customer’s special promotions. As of September 30, 2008, two of these EPK financed purchase orders totaling $758,581 remained outstanding, both of which were shipped and cleared in October 2008.

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

Revenue Disclosures

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$3,706,050	$220,302	$3,926,352	$7,143,159	$436,383	$7,579,542
International	142,580	3,762	146,342	264,914	48,556	313,470

Total	$3,848,630	$224,064	$4,072,694	$7,408,073	$484,939	$7,893,012

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Since apparel products are a relatively new line, we are using a two year horizon to allow for market penetration. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the nine months ended September 30, 2008 we decreased our inventory reserve $5,000 to a current balance of $112,000 and recorded a corresponding decrease in cost of goods sold. For the nine months ended September 30, 2007, we decreased our inventory reserve by $56,000, to a balance of $64,000 and recorded a corresponding decrease in cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - We have a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process.

Saleable Product Returns - We may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose.

Accounting Adjustments - These adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve.

For both warranty and saleable product returns we utilize actual historical return rates to determine our allowance for returns in each period, adjusted for unique, one-time events. Gross sales is reduced by estimated returns. We record a corresponding accrual for the estimated liability associated with the estimated returns which is based on the historical gross sales of the products corresponding to the estimated returns. This accrual is offset each period by actual product returns.

Our current estimated future warranty product return rate is approximately 1.0% and our current estimated future stock adjustment return rate is approximately 1.0%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons; (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/07	$200,000
Payments Recorded During the Period	(87,250)
112,750
Accrual for New Liabilities During the Reporting Period	241,250
Reserve Balance 3/31/08	354,000
Payments Recorded During the Period	(397,032)
(43,032)
Accrual for New Liabilities During the Reporting Period	105,032
Reserve Balance 6/30/08	62,000
Payments Recorded During the Period	(101,460)
(39,460)
Accrual for New Liabilities During the Reporting Period	159,460
Reserve Balance 9/30/08	$120,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Since we have reported losses for 2003, 2004, 2005, 2006 and 2007, we have taken the conservative approach, and fully reserved the deferred tax assets.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Net Sales increased $484,516 or 13.5%, to $4,072,694 in the quarter ended September 30, 2008 from $3,588,178 for the corresponding period in 2007. Three customers accounted for 51.2% of net sales during the quarter ended September 30, 2008 and two customers accounted for 40.0% of net sales for the quarter ended September 30, 2007. Net sales increased $98,585 or 1.3%, to $7,893,012 in the nine months ended September 30, 2008 from $7,794,427 for the corresponding period in 2007. One customer accounted for 20.9% of net sales during the nine months ended September 30, 2008 and one customer accounted for 18.5% of net sales for the nine months ended September 30, 2007. While net sales increased for the third quarter and nine months ended September 30, 2008, we have noticed a softening of demand for our products in light of the general downturn in the economy, particularly in those sectors tied to housing and construction, as well as a tightening in the credit markets making it more difficult for us to finance the production of inventory. We continue to focus our sales efforts on those areas where we see continued growth, the industrial channel, international and safety markets and job specific glove styles. In addition we have secured an ongoing purchase order financing arrangement to augment our ability to finance the production of inventory.

Gross Profit increased $293,300 to $1,565,443 for the quarter ended September 30, 2008 from $1,272,143 for the corresponding period in 2007. Gross profit, as a percentage of net sales, or gross margin, increased to 38.4% in the third quarter of 2008 from 35.5% in the same quarter of 2007. Gross profit increased $9,976 to $3,123,873 for the nine months ended September 30, 2008 from $3,113,897 for the corresponding period in 2007. Gross profit, as a percentage of net sales, or gross margin, decreased to 39.6% in the first nine months of 2008 from 39.9% in the same period of 2007. The increase in gross profit for the quarter of 2.9% was principally due to a large, lower margin promotional sale that shipped in September 2007, but was repeated this year in October 2008. The decrease in gross profit for the nine months ended September 30, 2008, while minimal, reflects the ongoing pressures of the current economic climate, product mix and customer sales mix that resulted in lower average selling prices, offset by improved margins on apparel products generated by moving production overseas. Also, the first quarter of 2007 was favorably impacted by a one-time special purchase that increased margins by approximately 1%.

Operating Expenses decreased by $785,412, or 34.5%, to $1,492,203 in the third quarter of 2008 from $2,277,615 in the third quarter of 2007. As a percentage of net sales, operating expenses decreased to 36.6% in the third quarter of 2008 from 63.5% in the same period of 2007. Operating expenses decreased by $1,340,648, or 20.6%, to $5,160,717 in the first nine months of 2008 from $6,501,365 in the first nine months of 2007. As a percentage of net sales, operating expenses decreased to 65.4% in the first nine months of 2008 from 83.4% in the same period of 2007. The decreased spending for the first nine months of 2008 was due to a cost reduction program we implemented in response to the slowing economy, and our previously announced objective to achieve profitability. These measures resulted in decreased salaries and benefits expenses of $721,000; decreased public company costs of $317,000; decreased legal expenses of $186,000; decreased marketing and trade show activity of $138,000; decreased travel and entertainment expenses of $104,000 and decreased Financial Accounting Standards No. 123R options expense of $16,000; decreased office operating expenses of $45,000; offset by increased services, primarily warehousing of $187,000. We are continuing our efforts to identify and capitalize on cost saving measures and opportunities in these and other areas. Our number of employees decreased to 22 at September 30, 2008 from 27 at September 30, 2007.

Income from Operations increased $1,078,712 or 107.3%, to $73,240 in the third quarter of 2008 from ($1,005,472) in third quarter of 2007. Income from operations as a percentage of net sales increased to 1.8% in the third quarter of 2008 from (28.0%) in the third quarter of 2007. Loss from operations decreased $1,350,425 or 39.9%, to $2,036,843 in the first nine months of 2008 from $3,387,468 in first nine months of 2007. Loss from operations as a percentage of net sales decreased to 25.8% in the first nine months of 2008 from 43.5% in the first nine months of 2007. The decrease in loss from operations in the three and nine month periods was primarily the result of the cost cutting measures and commensurate decrease in operating expenses, as discussed above.

Interest Expense increased $38,201 to $72,674 in the third quarter of 2008 from $34,473 in the same period of 2007 due to additional financing charges associated with the purchase order financing we employed to accomplish our Fall promotional inventory purchases. Interest expense increased $27,651 to $132,402 in the first nine months of 2008 from $104,751 in the same period of 2007 due to the purchase order financing discussed above.

Interest Income decreased $6,160 in the third quarter of 2008 to $49 from $6,209 in the third quarter of 2007. Interest Income decreased $30,403 in the first nine months of 2008 to $4,590 from $34,993 in the first nine months of 2007. Interest income is a result of investment of funds from prior private equity funding.

Other Income (Expense) net was ($43,814) in the third quarter of 2008 as compared with $-0- in the third quarter of 2007. Other Income (Expense) net was ($46,520) in the first nine months of 2008 as compared with $2,385 in the first nine months of 2007. Other expense in the third quarter of 2008 includes a broker’s fee associated with securing purchase order financing of $70,000 offset by accounting adjustments to customer accounts of $26,186. Change in the fair value of warrant liability was $-0- in the first nine months of 2008 as compared to $18,248 for the first nine months of 2007. This change represented the difference in the fair value of warrants recorded as liabilities at their issue date on May 9, 2006. These warrants were revalued at the end of each reporting period until the terms of the registration statement for the shares and warrants issued, that resulted in liability accounting, were satisfied in October 2007.

Net Loss decreased $986,878 to $40,923 in the third quarter of 2008 from $1,027,801 in the third quarter of 2007. Net Loss decreased $1,226,169 to $2,211,224 in the first nine months of 2008 from $3,437,393 in the first nine months of 2007. This decreased loss is the result of the combination of each of the factors discussed above, principally the reduction in operating expenses.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity. We anticipate greater difficulty in procuring debt financing in light of the general tightening of credit, making it more difficult for us to finance the production of our planned inventory needs. In the short term we are monitoring our credit issuances and cash collections to maximize cash flows, investigating opportunities to quickly reduce our current inventories to convert these assets into cash and the possibility of raising additional capital. In the near and longer term we are focused on reducing our operating costs, increasing margins and improving operating procedures to generate sustained profitability.

On September 15, 2006 we entered into a new factoring agreement, whereby it assigned certain of its accounts receivable with full recourse. This facility allows us to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable.

In April 2008, we completed a private placement transaction with trusts and other high net worth individuals. Pursuant to its subscription agreements with these investors, we sold 7,075,000 shares of common stock, at $0.20 per share. After commissions and expenses, we received net proceeds of approximately $1.38 million in the private placement.

In July 2008 we entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby we financed purchase orders for three customer’s special promotions.

Off Balance Sheet Arrangements

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

RISKS RELATING TO OUR BUSINESS

We will need additional funding to support our operations and capital expenditures. Our inability to obtain such funding could adversely affect our business.

We have funded our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds of the private placements completed on May 9, 2006, September 21, 2007 and April 22, 2008, and the factoring agreement entered into on September 15, 2006. As part of our planned growth, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure.

Our capital resources have historically been insufficient to support the continued growth of our operations and we will need to raise additional funds. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if we are able to raise additional capital through the sale of equity or convertible debt securities it may result in additional dilution to our existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy. This limitation could substantially harm our business, results of operations and financial condition.

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

Our strategy envisions growing our business. Any growth in or expansion of our business is likely to continue to place a strain on our financial, managerial and other administrative resources, infrastructure and systems. We have historically been undercapitalized to effectively manage and sustain our growth. As with other growing businesses, we expect that we will need to continually restructure and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

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

To date, our products have consisted mainly of task-specific gloves and performance apparel, targeted primarily to the construction, do-it-yourself, industrial and sporting goods markets. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance in our existing market segments as well as in new segments. We may be required to enter into new arrangements and relationships with vendors, suppliers and others to achieve broader acceptance of our products, but cannot guarantee that we will be able to enter into such relationships. We also may be required to undertake new types of risks or obligations that we may be unable to manage. There can be no assurance that consumers will purchase our products or that retail outlets will stock our products. Though we plan to continue to expend resources on promoting, marketing and advertising to increase product awareness, we cannot guarantee that any expenses we incur in such efforts will generate the desired product awareness or commensurate increase in sales of our products. If we are unable to expand into new market segments, we may be unable to grow and expand our business or implement our business strategy as described in this report. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

We may be unable to compete successfully against existing and future competitors, which could decrease our revenue and margins and harm our business.

The performance task specific glove and apparel industries are highly competitive. There are several other companies that provide similar products, many of which are larger and have greater financial resources than us. Our future growth and financial success depend on our ability to further penetrate and expand our existing distribution channels and to increase the size of our average annual net sales per account in these channels, as well as our ability to penetrate and expand other distribution channels. For example, we encounter competition in our existing glove and workwear distribution channels from a number of competitors. Unknown or unforeseen new entrants into our distribution channels, particularly low-cost overseas producers, will further increase the level of competition in these channels. There can be no assurance that we will be able to maintain our growth rate or increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter the market segments in which we compete. In addition, there can be no assurance that we will be able to enter and achieve significant growth in other distribution channels.

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

Our glove products are manufactured by 4 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products are currently manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic. We may in the future use offshore manufacturers for all or some of these products. In addition, approximately 11% of our fiscal 2007 net revenues were generated through international sales and we plan to increase our sales to international markets in the future. As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

Adverse conditions in the economy and disruption of financial markets could negatively impact us and our customers and therefore our results of operations.

A further economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Volatility and disruption of financial markets could limit our ability, as well as our customers’ ability, to obtain adequate financing or credit to purchase and pay for our products in a timely manner, or to maintain operations, and result in a decrease in sales volume that could have a negative impact on our results of operations.

If we are unable to adequately fund our operations, we may be forced to voluntarily file for deregistration of our common stock with the U.S. Securities and Exchange Commission.

Compliance with the periodic reporting requirements required by the U.S. Securities and Exchange Commission (or SEC) consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us. If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance while continuing our operations, we may be forced to deregister with the SEC. If we file for deregistration, our common stock will no longer be listed on NASDAQ’s Over-the-Counter Bulletin Board (or OTCBB), and it may suffer a decrease in, or absence of, liquidity, as after the deregistration process is complete, our common stock will only be tradeable on the “Pink Sheets.” As a result of such deregistration, non-affiliates will no longer have access to information regarding our results of operations. Without the availability of such information, our lenders may be forced to increase their monitoring of our operations which may result in higher costs to us when borrowing money which could have a negative impact and harm our business.

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

Although prices for our shares of common stock are quoted on the OTCBB (under the symbol ICPW.OB), there is a limited public trading market for our common stock, and no assurance can be given that a public trading market will be sustained.

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

On October 2, 2006, the registration statement we filed in June 2006 became effective, and up to 27,117,720 shares of common stock became eligible for sale. In addition, registration statements are currently in effect with respect to the sale of 5,250,000 and 7,075,000 shares of our common stock that were sold in connection with private placements we completed in September 2007 and April 2008 (or April Private Placement), respectively. The sale of these shares could further depress the market price of our common stock. Sales of a significant number of shares of our common stock in the open market could cause additional harm to the market price of our common stock. Further reduction in the market price for our shares could make it more difficult to raise funds through future equity offerings.

 Moreover, as additional shares of our common stock become available for resale in the open market (including shares issued upon the exercise of our outstanding warrants), the supply of our publicly traded shares will increase, which could decrease its price. Gemini Partners, Inc., or Gemini, and other stockholders that funded the purchase and cancellation of shares from our former stockholders (or Gemini Stockholders) have demand registration rights with respect to the resale of 3,489,444 shares they received in connection with the purchase and cancellation transaction completed immediately before the closing of the merger with Ironclad California. Brean Murray, Carret & Co. (or Brean Murray), the placement agent in the private placement completed on May 9, 2006, also has demand rights with respect to the resale of its shares of common stock and common stock underlying warrants. The resale of these shares may be registered subsequently pursuant to these demand registration rights.

Some of our shares may also be offered from time-to-time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a non-affiliate who has held restricted shares for a period of six months may sell an unrestricted number of shares of our common stock into the market. The resale of the 3,489,444 shares held by the Gemini Stockholders may be registered as discussed above, and these shares are currently eligible for sale under Rule 144. Further, the shares of our common stock sold in the April Private Placement are also currently eligible for sale under Rule 144. The resale of these shares under Rule 144 may cause our stock price to decline.

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

The trading of our common stock on the OTCBB and the potential designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our securities, as traded on the OTCBB, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

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

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

Members of the company’s management, including our Chief Executive Officer, President and Principal Executive Officer, Eduard Jaeger, and Interim Chief Financial Officer and Principal Financial Officer, Thomas Kreig, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Jaeger and Kreig concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.  EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Master Agreement, dated July 25, 2008, by and between the Registrant and EPK Financial Corporation

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 14, 2008	By:	/s/ Thomas Kreig
Thomas Kreig, Interim Chief Financial Officer