Form 10-K
period 2008-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2009-03-27
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-51365

IRONCLAD PERFORMANCE WEAR CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0434104
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
2201 Park Place, Suite 101
El Segundo, California 90245
(Address of Principal Executive Offices and Zip Code)

(310) 643-7800
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,524,032.

At March 23, 2009, the issuer had 72,951,183 shares of common stock, par value $0.001 per share, issued and outstanding.

IRONCLAD PERFORMANCE WEAR CORPORATION

INDEX TO FORM 10-K

i

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved.  Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause these differences include, but are not limited to other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Item 1.	Business.

With respect to this discussion, the terms “we” “us” “our” “Ironclad” and the “Company” refer to Ironclad Performance Wear Corporation, a Nevada corporation and its wholly-owned subsidiary Ironclad Performance Wear Corporation, a California corporation, or “Ironclad California.”

General

Founded in 1998, we design and manufacture branded performance work wear for a variety of construction, do-it-yourself, industrial, sporting goods and general services markets.  Since inception, we have leveraged our proprietary technologies to design task-specific technical gloves and performance apparel designed to improve the wearer’s ability to safely, efficiently and comfortably perform specific job functions.  Our goal is to establish and maintain a reputation in the construction, do-it-yourself, industrial, sporting goods and general services markets as a leader in performance gloves and apparel.

We manufacture our performance gloves and apparel using functional materials, including DuPont™ Kevlar® and Teflon®, Gore-tex® Waterproof Inserts, Clarino® Synthetic Leather, DriRelease® and Duraclad®.  We incorporate these materials in the manufacturing process to create products that meet the functional and protective requirements of our consumers.  Since inception, we have employed an in-house research and development department responsible for identifying and creating new products and applications, and improving and enhancing existing products.

We currently sell our products in all 50 states and internationally through approximately 9,000 retail outlets.  Our gloves are priced at retail between $15 and $60 per unit, with apparel unit prices ranging from $20 to $80.

Glove Products

Currently, our primary products are our task-specific technical gloves.  Glove products are specially designed for individual user groups.  Currently, we produce and sell 33 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of construction, do-it-yourself, industrial and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, oil and gas workers, hunters, gardeners and do-it-yourself users.  Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion.  Glove products are currently manufactured by multiple suppliers operating in China and Indonesia.  The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply, if necessary.  Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

Apparel

We launched a line of performance apparel products during the fourth quarter of 2005.  This apparel line consists of eight long and short sleeved shirts designed to increase the comfort and functionality of the wearer by taking into account environmental temperatures and workers’ corresponding perspiration levels.  The apparel is engineered to keep the wearer dry and cool under extreme work conditions.  Ironclad’s apparel products are comparable to Under Armour™ Products, but we have incorporated worker-centric features such as anti-microbials, SPF 30 sunscreen protection and self wicking, and have made our apparel products slightly heavier for durability.  In 2006, we hired a Director of Apparel who was a designer/developer of performance apparel for Under Armour and other apparel companies.  Our existing sales force sells the performance apparel line to our existing customer base.  In 2007, we expanded the apparel line to include performance jackets, pants, shorts, reflective and polo shirts, underwear and tights.  The apparel line is now being manufactured by four suppliers located in Taiwan, Mexico, Vietnam and the Dominican Republic.  Manufacturing capacity for apparel is readily available and we believe that we would be able to replace our current manufacturers and add new manufacturers without significant disruption in supply.

In mid-2008, after completing an internal and competitive analysis, we determined that Ironclad should reduce its focus and attention on performance apparel because of the cost involved in launching a new line of business and promoting this new line into the marketplace.  As a result, we have decreased the number of performance apparel items produced and sold by the Company and have recently eliminated the Director of Apparel position.  The reduction in performance apparel was guided by our sell-through analysis and a survey of our retail customer’s preferences.  Those apparel items remaining in Ironclad’s offerings will continue to be sold through our existing sales channels.

Competition

Ironclad competes in the following two principal markets: construction and industrial.

Technical Gloves

Ironclad faces competition from other specialty gloves and apparel companies, such as Custom Leathercraft Manufacturing Company, Ergodyne and Mechanix Wear.  Compared generally, we believe our material selection and construction provides for superior protection, durability, quality and repeat customers affording a substantial, sustainable advantage in the category.

Performance Work Apparel

We are one of a limited number of manufacturers of performance work apparel and, in the opinion of management, currently face relatively little competition from other manufacturers in this sector.  However, as mentioned above, we intend on de-emphasizing our work apparel line in favor of focusing on the task-specific technical glove business.  As such, our position in the performance work apparel market will decline significantly.

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores, lumber yards, big box home centers, industrial distributors and sporting goods retailers.  We intend to expand into additional large retailers and distributors in 2009.

International Expansion

We began distributing products internationally in 2005 in Australia and Japan.  In 2006, we entered the Canadian market through a distributor.  We expanded into the United Kingdom in 2007 and into Spain and the Netherlands in 2008.  We plan to expand further into Europe and other international markets in 2009.

Ironclad Branding

We place an emphasis on the establishment and maintenance of our brand equity.  Since the inception of our business, our products have carried the “Ironclad” brand.  We believe that our success in building a dedicated following of users with substantial product penetration across a large number of retailers and storefronts was instrumental in recently allowing us to gain entry into larger retailers, and providing the foundation to expand internationally and into broader industrial distributors.

We de-emphasized our sports sponsorship, print and television media advertising programs in 2008 in an effort to control costs and make better use of our resources.  We will, however, be expanding our efforts on Web sales and marketing through a redesigned Ironclad Website which will focus on e-commerce (i.e. selling gloves and apparel directly to the end consumer).

Sales and Customer Analysis

We are currently distributing our products through approximately 9,000 outlets that cater to the professional tradesman, do-it-yourself consumer, industrial user and sporting goods consumer, including “Big Box” home centers, hardware co-ops, lumber yards, industrial distributors and sporting goods retailers.  Currently, we estimate that our products are sold in only 30% of the retail and distribution outlets identified by our management as viable Ironclad outlets.  We intend to continue to emphasize and expand our relationships with these retailers and distributors.

Sales through “Big Box” home centers accounted for approximately 23% of our sales revenue in 2008.  One retailer, Menard, Inc., accounted for approximately 19% of our sales in 2008.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers, large industrial distributors and international channels, which we believe creates significant opportunities for strengthening our brand and expanding our product penetration in the various markets.

Geographic Information

Domestic sales accounted for 92% of our revenue in 2008 and 89% in 2007.  International sales in Australia, the United Kingdom, Canada, the Netherlands and other countries accounted for our remaining revenue in 2008.  All of our fixed assets are located in the United States, principally in California at our headquarters.  Our products are currently manufactured in China, Indonesia, Taiwan, Mexico, Vietnam and the Dominican Republic.

Private-Label and Co-Branded Products and Relationships

We have selectively teamed up with several existing brands in our marketplace to produce private-label gloves (co-branded with a “Made tough by Ironclad” tag).  In addition, we have also developed co-branded gloves with qualified partners to penetrate alternate marketplaces, such as the oil & gas industry (i.e. the KONG glove).

Intellectual Property and Proprietary Rights

We currently have five U.S. patents and three U.S. patents pending, which are intended to protect the design and technical innovations found in our performance work gloves.  Following are descriptions of the patents or patents pending.

•
Advanced Touch® Technology is a seamless fingertip design that places a smooth layer of material on the touch receptors of the fingers.  The result is an increase in comfort and a high degree of touch sensitivity.  It is used in Ironclad’s Evolution™, Tuff Chix® and Ranchworx® gloves.  This patent was issued on October 30, 2007.

•
Ironclad’s Engineered Grip System consists of a uniquely patterned, molded thermoplastic elastomer, or TPE, that is welded to a synthetic leather palm.  It provides extreme grip and abrasion protection without sacrificing hand dexterity.  It is found in Ironclad’s Extreme Duty® glove, which is designed to handle brick, cement block, rebar, and demolition rubble.  The Extreme Duty glove is primarily used by search and rescue professionals, including units of the New York and Los Angeles Fire Departments.  This patent was issued on September 5, 2006.

•
Silicone rubber is fused to the synthetic leather palm of the Box Handler® and Gripworx® gloves in a specific pattern. The patent for this pattern, designed for optimum grip on smooth surfaces, was issued April 28, 2008.

•
Ironclad’s signature palm pattern is found on nine popular glove styles, including the General Utility™, Wrenchworx®, and Ranchworx gloves.  Management believes this pattern differentiates Ironclad from other non-branded gloves.  This patent was issued on February 14, 2006.

•
Ironclad has developed two glove styles that absorb tool impacts with a unique design of multiple gel-filled palm pads.  This design is found on the Wrenchworx Impact and Mach 5® Impact gloves.  This patent was issued on February 13, 2007.

•
Ironclad has developed a heat resistant, shrink resistant, oil repellant, high durability synthetic fabric used for the palm of high temperature, high dexterity gloves.  Exclusive Ironclad Hotshield ® palm technology is found in the Heatworx® line.  This patent is pending.

•
A specific geometry, construction and chemical composition for the palm of a glove that is heat resistant up to 650°F yet maintains hand dexterity is found on Ironclad’s Heatworx Heavy Duty glove.  This patent is pending.

•
Utilized in the KONG™ glove, specific geometry and construction for a glove used in the oil and gas extraction industries provides protection to the entire hand for impacts, glancing blows and pinched fingers.  This patent is pending.

Ironclad owns the following intellectual trademark property: 53 registered U.S. trademarks, 10 registered international trademarks, 11 in-use U.S. trademarks and 3 in-use international trademarks.  These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image.  We also have 7 copyright marks.

We seek to protect our intellectual property through existing laws and regulations, and by contractual restrictions.  We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help us protect our intellectual property.

The status of any patent involves complex legal and factual questions.  The scope of allowable claims is often uncertain.  As a result, we cannot be sure that any patent application filed by us will result in a patent being issued, nor that any patents issued in the future will afford adequate protection against competitors with similar technology; nor can we provide assurance that patents issued to us will not be infringed upon or be designed around by others.

Employees

As of March 23, 2009, Ironclad had 24 full-time employees.  Since inception, we have never had a work stoppage, and our employees are not represented by a labor union.  Ironclad considers its relationships with its employees to be positive.

Item 1A.	Risk Factors

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

RISKS RELATING TO OUR BUSINESS

We may need additional funding to support our operations and capital expenditures.  Our inability to obtain such funding could adversely affect our business.

We have funded our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds of the private placements completed on May 9, 2006, September 21, 2007, April 22, 2008 and February 5, 2009, and the factoring agreement entered into on September 15, 2006.  As part of our planned growth, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure.

While capital resources have historically been insufficient to support the continued growth of our operations, we believe that the proceeds from our February 5, 2009 financing transaction, our cash flows from operations and borrowings available to us under our senior secured credit facility, the availability of purchase order financing and our continuing cost containment measures will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.  In the event that our working capital needs exceed our cash sources we will need to raise additional funds.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  Furthermore, if we are able to raise additional capital through the sale of equity or convertible debt securities it may result in additional dilution to our existing shareholders.  If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.  This limitation could substantially harm our business, results of operations and financial condition.

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

We may be unable to compete successfully against existing and future competitors, which could decrease our revenue and margins, and harm our business.

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

We have entered into an agreement to outsource most of our warehouse and fulfillment functions to a single provider where we will consolidate most of our inventory at one site, which is managed by an independent contractor who will then perform most of our warehousing, assembly, packaging and fulfillment services.  We depend on our independent contractor fulfiller to properly fulfill customer orders in a timely manner and to properly protect our inventories.  The contractor’s failure to ship products to customers in a timely manner, to meet the required quality standards, to correctly fulfill orders, to maintain appropriate levels of inventory, or to provide adequate security measures and protections against excess shrinkage could cause us to miss delivery date requirements of our customers or incur increased expense to replace or replenish lost or damaged inventory or inventory shortfall.  The failure to make timely and proper deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

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

Our international operations, and the operations of our manufacturers and suppliers in China, are subject to additional risks that are beyond our control and that could harm our business.

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

•
currency exchange fluctuations and the ability of our Chinese manufacturers to change the prices they charge us based on fluctuations in the value of the U.S. dollar relative to that of the Chinese Yuan;

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

Our senior management’s limited experience managing a publicly traded company may divert management’s attention from operations and harm our business.

Our management team has relatively limited experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis.  Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

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

Compliance with the periodic reporting requirements required by the U.S. Securities and Exchange Commission (or SEC) consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us.  If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be forced to deregister with the SEC.  If we file for deregistration, our common stock will no longer be listed on NASDAQ’s OTC Bulletin Board (or OTCBB), and it may suffer a decrease in or absence of liquidity as after the deregistration process is complete, our common stock will only be tradable on the “Pink Sheets.”  As a result of such deregistration, non-affiliates will no longer have access to information regarding our results of operations.  Without the availability of such information, our lenders may be forced to increase their monitoring of our operations which may result in higher costs to us when borrowing money which could have a negative impact and harm our business.

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

Changes in international treaties or governmental regulatory schemes could adversely impact our business.

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

Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  The absence of an active trading market reduces the liquidity of our common stock.  As a result of the lack of trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors.  In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets, apparel industry and the worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	announcements by the government that affect international trade treaties;

•	fluctuations in interest rates and/or the asset backed securities market;

•	significant sales of our common stock or other securities in the open market;

•	variations in interest rates; and

•	changes in accounting principles.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease all of our facilities.  Our headquarters are located at 2201 Park Place, Suite 101, El Segundo, California 90245.  The table below sets forth certain information regarding our leaseholds as of March 23, 2009.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
2201 Park Place, Suite 101 El Segundo, CA	10,600	$14,698	Corporate offices and warehouse

We believe our facilities are adequate to meet our current and near-term needs.

Item 3.	Legal Proceedings.

In September 12, 2006, American Sports Group, Inc., or ASG, filed a lawsuit against both Ironclad California and Ironclad Nevada in the Superior Court of the State of California for the County of Los Angeles, alleging causes of action for Declaratory Relief and  Breach of Contract.

We took the position that ASG’s claims were without merit and vigorously defended against these claims, denying all of the allegations and filing a Cross-Complaint for unfair business practices against ASG, Youngstown Equipment Corp., Blackstone Investment Group, Pacifica Ltd, LLC, Lakeview Canyon, LLC, or Lakeview, and Greg Thomsen, or Thomsen, among others.  In December of 2007, we also filed a Federal Court complaint against Youngstown, Blackstone, Pacifica, Lakeview and Thomsen, alleging certain trademark violations.

In January of 2008, the parties settled their claims with respect to both lawsuits with prejudice.  The settlement included a general mutual release covering all existing and potential claims between the parties arising out of the litigation.

On February 13, 2009, Ansell Protective Products, Inc. filed a suit against us in the United States District Court in the District of New Jersey, alleging infringement of a trademark last used by us over three years ago.  Since we no longer use the subject trademark, we are engaged in settlement discussions with Ansell Protective Products, Inc. to quickly resolve this matter.

Item 3.	Submission of Matters to a Vote of Securities Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “ICPW.”  The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from sporadic quotations on the OTC Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2007
First Quarter	$0.71	$0.45
Second Quarter	$0.70	$0.39
Third Quarter	$0.60	$0.41
Fourth Quarter	$0.50	$0.36
Year Ended December 31, 2008
First Quarter	$0.45	$0.17
Second Quarter	$0.32	$0.18
Third Quarter	$0.25	$0.04
Fourth Quarter	$0.15	$0.02

On March 23, 2009, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.09 per share.  As of March 23, 2009, there were approximately 123 shareholders of record of our common stock.

Dividends

We have never paid dividends on our common stock.  We intend to retain any future earnings for use in our business.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2008 and 2007.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

We plan to increase our domestic revenues by leveraging our relationships with existing retailers and industrial distributors, including “Big Box” and sporting goods retailers, increasing our product offerings in new and existing locations, and introducing new products, developed and targeted for specific customers and/or industries.

We believe that our products have international appeal.  In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2008 we entered the Canadian and European markets through distributors and international sales represented approximately 7% - 11% of total sales.  We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2009.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our new line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Twelve Months Ended December 31, 2008			Twelve Months Ended December 31, 2007
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$10,241,917	$681,613	$10,923,530	$10,589,842	$960,159	$11,550,001
International	952,489	67,108	1,019,597	1,461,891	37,305	1,499,196
Total	$11,194,406	$748,721	$11,943,127	$12,051,733	$997,464	$13,049,197

Cost of Goods Sold

Our cost of goods sold includes the FOB cost of the product plus landed costs.  Landed costs include freight-in, insurance, duties and administrative costs to deliver the finished goods to our distribution warehouse.  Cost of goods sold does not include purchasing costs, warehousing or distribution costs.  These costs are captured as incurred on a separate line in operating expenses.  Our gross margins may not be comparable to other entities that may include some or all of these costs in the calculation of gross margin.

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly.  For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Since apparel products are a relatively new line, we are using a two year horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete.  The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions.  The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products.  Both the write down and reserve adjustments are recorded as charges to cost of goods sold.  For the years ended December 31, 2008 and December 31, 2007 we adjusted our inventory reserve by $28,000 and ($36,000), respectively, to a current balance of $112,000 and recorded a corresponding adjustment in cost of goods sold.  All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products.  Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete.  As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Saleable Product Returns - We may allow from time-to-time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process.  In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose.

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

Our current estimated future warranty product return rate is approximately 2.0% and our current estimated future stock adjustment return rate is approximately 0.5%.  As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount.  We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons; (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them.  If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates.  Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory.  Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.  Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Warranty Returns
Reserve Balance 12/31/06	$72,000
Payments Recorded During the Period	(486,030)
(414,030)
Adjustment to Reserve for Pre-existing Liabilities	128,000
Accrual for New Liabilities During the Reporting Period	486,030

Reserve Balance 12/31/07	200,000
Payments Recorded During the Period	(721,357)
(521,357)
Adjustment to Reserve for Pre-existing Liabilities	(63,000)
Accrual for New Liabilities During the Reporting Period	721,357

Reserve Balance 12/31/08	$137,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Since we have reported losses for 2003, 2004, 2005, 2006, 2007 and 2008, uncertainty exists as to whether benefits from deferred tax assets may result and hence we have fully reserved the deferred tax assets.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted SFAS 157 and determined that it has no effect on its condensed consolidated financial statements.

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

Results of Operations

Comparison of Years Ended December 31, 2008 and December 31, 2007

Net Sales decreased $1,106,070, or 8.5%, to $11,943,127 in the year ended December 31, 2008 from $13,049,197 for the corresponding period in 2007.  This decrease was primarily due to decreased sales of approximately $399,000 with existing “Big Box” home center customers, approximately $249,000 due to a large initial shipment of our performance apparel products in the prior year and approximately $480,000 of international sales.  One customer accounted for approximately 21% of net sales during the year ended December 31, 2008 and approximately 21% of net sales for the year ended December 31, 2007.  We have noticed a softening of demand for our products in light of the general downturn in the economy, particularly in those sectors tied to housing and construction, as well as a tightening in the credit markets making it more difficult for us to finance the production of inventory.  We continue to focus our sales efforts on those areas where we see continued growth, the industrial channel, safety markets and job specific glove styles.  In addition we have secured an ongoing purchase order financing arrangement to augment our ability to finance the production of inventory.

Gross Profit decreased $442,124 to $4,559,619 for the year ended December 31, 2008 from $5,001,743 for the year ended December 31, 2007.  Gross profit as a percentage of net sales, or gross margin, decreased to 38.2% in 2008 from 38.3% in 2007.  The decrease in gross margin, while minimal, reflects the ongoing pressures of the current economic climate, product mix and customer sales mix that resulted in lower average selling prices, offset by improved margins on apparel products generated by moving production overseas.  Product mix and customer sales mix shifts can affect gross profit in any period.  Sales to “Big Box” home centers generally include an assortment of lower priced products than are sold to other retailers and distributors.  Sales to international distributors are generally at lower gross margin, as the international distributor pays the cost of selling and distributing the product and servicing their customers.  These increased costs have been offset by improved margins on apparel products generated by outsourcing and increased direct factory-to-customer shipments to international and domestic customers.

Operating Expenses decreased by $2,065,046, or 23.4%, to $6,767,237 in 2008 from $8,832,283 in 2007.  As a percentage of net sales, operating expenses decreased to 56.7% in 2008 from 67.7% in the same period of 2007.  The decreased spending in 2008 was primarily due to decreased labor costs of $841,000; decreased trade show costs, print and cooperative advertising of approximately $356,000; decreased expenses associated with our status as public company costs of approximately $275,000; decreased legal costs of approximately $246,000; decreased travel and entertainment costs of approximately $178,000; decreased consulting and professional fees of approximately $106,000; decreased Financial Accounting Standards No. 123R options expense of $106,000; decreased office operating expenses of approximately $18,000; offset by increased cost for contracted services, primarily third party fulfillment warehouse of $61,000.  Our number of employees decreased to 22 at December 31, 2008 from 28 at December 31, 2007.  Expenses associated with being a public company included public accounting and investor relations expenses.

Loss from Operations decreased $1,622,922 or 42.4%, to $2,207,618 in 2008 from $3,830,540 in 2007.  Loss from operations as a percentage of net sales decreased to 18.5% in 2008 from 29.4% in 2007.  The decreased loss for 2008 was primarily the result of the ongoing cost containment measures we have implemented to reduce our operating expenses, as discussed above.

Interest Expense increased $33,308 to $181,689 in 2008 from $148,381 in 2007.  The increase was primarily due to additional secondary purchase order financing costs we incurred of approximately $65,000, offset by reduced bank borrowing.

Interest Income decreased $36,122 to $6,113 in 2008 from $42,235 in 2007.  Interest income is a result of investment of funds from the private equity funding completed in April, 2008.

Other Income (Expense) net was ($116,424) in 2008 as compared with $1,526 in 2007.  Change in the fair value of warrant liability was $(3,612) in 2008 as compared to $18,230 for 2007.  This income (expense) primarily represents the difference in the fair value of warrants recorded as liabilities.  In 2008 there were net investment activity losses of $1,515 and a warrant liability of $2,097 which was created in the fourth quarter.  The warrant liabilities created on May 9, 2006 generated $18,230 in income as they were revalued at the end of each reporting period until the terms of the registration statement for the shares underlying the warrants were satisfied in October, 2007.

Net Loss decreased $1,416,013 to $2,501,764 in 2008 from $3,917,777 in 2007.  This decreased loss is a result of the combination of each of the factors discussed above.

Seasonality and Annual Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period.  We typically generate 55% - 65% of our glove net sales during these months.  Even though the overall economy experienced a significant slow-down in the second half of 2008, which also affected the Company, this was mitigated by the successful introduction of a new product designed specifically for the oil and gas industries.

Our working capital, at any particular time, reflects the seasonality of our glove business and plans to expand product lines and enter new markets.  We expect inventory, accounts payable and accrued expenses to be higher in the third and fourth quarters for these reasons.

Liquidity and Capital Resources

Our cash requirements are principally for working capital.  Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for our fall and winter selling seasons.  Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.  We anticipate greater difficulty in procuring debt financing in light of the general tightening of credit, making it more difficult for us to finance the production of our planned inventory needs.  In the short term we are monitoring our credit issuances and cash collections to maximize cash flows and investigating opportunities to quickly reduce our current inventories to convert these assets into cash.  Over the past year, and continuing in the near and longer term we are focused on reducing our operating costs, increasing margins and improving operating procedures to generate sustained profitability.

Operating Activities.  In 2008, cash used in operating activities was $1,001,044 and consisted primarily of a net loss of $2,501,764, reduced by non-cash items of $739,664 and increases in inventory of $3,503 and deposits on inventory of $261,657, and decreases in accounts receivable of $2,595,181 and prepaid and other expenses of $70,068, offset by an increase in accounts payable and accrued expenses of $1,639,033.

In 2007, cash used in operating activities was $4,012,719 and consisted primarily of a net loss of $3,917,777, reduced by non-cash items of $754,870 and increases in inventory of $165,470, accounts receivable of $2,310,824, and prepaid and other expenses of $37,541, and decreases in deposits on inventory of $51,487, offset by an increase in accounts payable and accrued expenses of $1,612,536.

Investing Activities.  In 2008 and 2007, investing activities were primarily the result of capital expenditures, mainly for computer equipment and trademark applications.  Cash used in investing activities decreased $125,731 to $41,985 for 2008 from $167,716 in 2007.  Expenditures for property and equipment decreased $132,407 and investment in trademarks increased $6,676.

Financing Activities.  Financing activities during 2008 consisted primarily of our net borrowing under our existing asset-based credit facility, proceeds from the issuance of common stock and financing provided by a capital lease.  Cash provided by financing activities was $672,406 for 2008.  The increase in cash provided by financing activities was due to proceeds from the issuance of common stock of $1,415,000 (net of $30,930 in offering costs), offset by net payments on our bank lines of credit of $710,022 and payments on a capital lease of $1,642.

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

Between October 20, 2008 and January 31, 2009, we entered into Subscription Agreements (the “Subscription Agreements”) with various high net worth individuals and trusts (collectively, the “Investors”) pursuant to which we agreed to sell an aggregate of 30,147,698 shares of our common stock, par value $0.001 per share, at $0.05 per share for aggregate proceeds to us of $1,507,384.90 (the “Financing”).  The Financing closed on February 5, 2009.  We intend to use the proceeds received for general working capital purposes and strategic initiatives.

We believe that our cash flows from operations and borrowings available to us under our senior secured credit facility, the availability of purchase order financing and our continuing cost containment measures will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Our ability to access these sources of liquidity may be negatively impacted by a decrease in demand for our products and the requirement that we meet certain borrowing conditions under our senior secured credit facility, as well as the other factors described in Risk Factors.

Credit Facilities

On September 15, 2006 we entered into a new factoring agreement with Wells Fargo Century, Inc., dba Wells Fargo Trade Capital, Inc. (“WFTC”), whereby we assigned certain of our accounts receivables with full recourse.  On November 21, 2006, we entered into an amendment to this factoring agreement.  This facility currently allows us to borrow the lesser of (a) $2,500,000 or (b) the sum of: (i) seventy-five percent (75%) of the net amount of our Eligible Receivables and (ii) 40% of the value of our Eligible Inventory (which amount shall not exceed the lesser of $750,000 and the net amount of our Eligible Receivables) (as such terms are defined in the factoring agreement).  This credit facility does not contain any financial covenants.  All of our assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as WFTC shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of 24 months.  On November 30, 2008 we entered into another amendment to this factoring agreement whereby our interest rate was increased to Prime plus 2%.

In April 2008, we completed a private placement transaction with trusts and other high net worth individuals.  Pursuant to subscription agreements with these investors, we sold 7,075,000 shares of common stock, at $0.20 per share.  After commissions and expenses, we received net proceeds of approximately $1.38 million in the private placement.

In July 2008 we entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby we financed purchase orders for three customers’ special promotions.

Off Balance Sheet Arrangements

At December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ironclad Performance Wear Corporation

We have audited the accompanying consolidated balance sheet of Ironclad Performance Wear Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2008.  Ironclad Performance Wear Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/  ROTENBERG AND COMPANY, LLP
ROTENBERG AND COMPANY, LLP

Rochester, New York
March 23, 2009

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED BALANCE SHEET

AT DECEMBER 31, 2008 AND 2007

ASSETS
	December 31,	December 31,
	2008	2007
CURRENT ASSETS
Cash and equivalents	$215,203	$585,826
Accounts receivable net of allowance for doubtful accounts of $60,000 and $33,000	1,705,435	4,327,616
Inventory, net of reserve for obsolete inventory of $112,000 and $84,000	3,132,842	3,129,339
Deposits on inventory	271,725	10,068
Prepaid and other	115,400	184,456

Total Current Assets	5,440,605	8,237,305

PROPERTY AND EQUIPMENT
Computer equipment and software	200,932	253,657
Vehicle	43,680	43,680
Furniture and equipment	143,478	128,465
Leasehold improvements	36,934	34,110
Less: accumulated depreciation	(252,650)	(219,517)

Total Property and equipment, net	172,374	240,395

OTHER ASSETS
Trademarks, net of accumulated amortization of $14,073 and $9,306	94,312	82,748
Deposits and other	11,354	12,366

Total Other Assets	105,666	95,114

TOTAL ASSETS	$5,718,645	$8,572,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,799,020	$3,438,054
Bank lines of credit	1,599,300	2,309,321
Current portion of capital lease	-	1,642

Total current liabilities	3,398,320	5,749,017

Fair value of warrant liability	2,097	-

Total Liabilities	3,400,417	5,749,017

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value per share,172,744,750 shares authorized, 42,803,487 and 35,389,504 shares issued and outstanding	42,804	35,390
Capital in Excess of Par Value	15,922,832	13,934,051
Accumulated deficit	(13,647,408)	(11,145,644)

Total Stockholders’ Equity	2,318,228	2,823,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,718,645	$8,572,814

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

	2008	2007

REVENUES
Net sales	$11,943,127	$13,049,197

COST OF SALES
Cost of sales	7,383,508	8,047,454

GROSS PROFIT	4,559,619	5,001,743

EXPENSES
General and administrative	2,473,263	3,459,952
Sales and marketing	3,045,615	4,005,866
Research and development	390,947	502,729
Purchasing, warehousing and distribution	758,970	788,997
Depreciation and amortization	98,442	74,739

Total operating expenses	6,767,237	8,832,283

LOSS FROM OPERATIONS	(2,207,618)	(3,830,540)

OTHER INCOME/(EXPENSE)
Interest expense	(181,689)	(148,381)
Interest income	6,113	42,235
Unrealized gain (loss) on financing activities	(3,612)	18,230
Loss on disposition of equipment	-	(974)
Other income (expense), net	(116,424)	2,500

Total other income (expense)	(295,612)	(86,390)

NET LOSS BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES	(2,503,230)	(3,916,930)
Benefit from (provision for) income taxes	1,466	(847)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,501,764)	$(3,917,777)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.12)

WEIGHTED AVERAGE COMMON SHARE	40,392,214	31,615,394

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to common shareholders	$(2,501,764)	$(3,917,777)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	27,000	7,000
Depreciation	93,675	71,023
Amortization	4,767	3,716
Warrants issued as financing cost	3,019	-
Loss on disposition of equipment	-	974
Change in fair value of warrant liability	(922)	(18,230)
Non-cash compensation:
Common stock issued for services	70,000	-
Options issued for services	2,500	41,875
Stock option expense	539,625	648,512
Changes in operating assets and liabilities:
Receivables	2,595,181	(2,310,824)
Inventory	(3,503)	(165,470)
Deposits on inventory	(261,657)	51,487
Prepaid and other	70,068	(37,541)
Accounts payable and accrued expenses	(1,639,034)	1,612,536
Net cash flows used in operating activities	(1,001,045)	(4,012,719)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(25,654)	(158,061)
Investment in trademarks	(16,331)	(9,655)
Net cash flows used in investing activities	(41,985)	(167,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from bank lines of credit	(710,021)	745,643
Proceeds from issuance of common stock	1,415,000	2,100,000
Offering costs	(30,930)	(92,637)
Proceeds from exercise of options	-	4,500
Payments on capital leases	(1,642)	(3,411)
Net cash flows provided by financing activities	672,407	2,754,095

NET INCREASE (DECREASE) IN CASH	(370,623)	(1,426,340)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	585,826	2,012,166
CASH AND CASH EQUIVALENTS END OF PERIOD	$215,203	$585,826

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash (paid) received during the year for:
Interest paid in cash	$(181,689)	$(148,381)
Income taxes paid	(1,508)	(800)
Income tax refund	2,974	-

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008 and 2007

	Common Stock
	Shares Issued and Outstanding	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2006	$30,064,060	$30,064	$11,190,091	$(7,227,867)	$3,992,288

Common stock issued for cash	5,250,000	5,250	2,094,750	-	2,100,000
Offering costs	-	-	(92,639)	-	(92,639)
Common stock issued-exercise of options	12,944	13	4,487	-	4,500
Common stock issued for services	62,500	63	41,812	-	41,875
Stock option expense	-	-	648,512	-	648,512
Reclassify fair value of warrant liability	-	-	47,038	-	47,038
Net loss	-	-	-	(3,917,777)	(3,917,777)
Balance at December 31, 2007	35,389,504	35,390	13,934,051	(11,145,644)	2,823,797

Common stock issued for cash	7,075,000	7,075	1,407,925	-	1,415,000
Offering costs	-	-	(30,930)	-	(30,930)
Common stock issued for services	338,983	339	69,661	-	70,000
Stock option expense	-	-	542,125	-	542,125
Net loss	-	-	-	(2,501,764)	(2,501,764)
Balance at December 31, 2008	42,803,487	$42,804	$15,922,832	$(13,647,408)	$2,318,228

See Notes to Consolidated Financial Statements

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business.

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions.  Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers.  The Company has received five patents and has three patents pending for design and technological innovations incorporated in its performance work gloves.  The Company has 53 registered US trademarks, 10 registered international trademarks, 11 in-use US trademarks and 3 in-use international trademarks.  The Company introduced its line of specialty work apparel in the fourth quarter of 2005.  The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

2.           Accounting Policies.

Basis of Consolidation

The consolidated financial statements include the accounts of Ironclad Performance Corporation, an inactive parent company, and its wholly owned subsidiary Ironclad California.  All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  The Company places its cash with high credit quality institutions.  The Federal Deposit Insurance Company (FDIC) insures cash amount at each institution for up to $250,000.  From time to time, the Company maintains cash in excess of the FDIC limit.

Accounts Receivable

Trade receivables are carried at the original invoice amount less an estimate made for doubtful accounts.  The allowance for doubtful accounts is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  Interest is not charged on past due accounts.

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

Operating Segment Reporting

As previously discussed, the Company has two product lines, “gloves” and “apparel,” both of which have similar characteristics.  They each provide functional protection and comfort to workers in the form of workwear for various parts of the body; their production processes are similar; they are both sold to the same type of class of customers, typically on the same purchase order; and they are warehoused and distributed from the same warehouse facility.  In addition, the “apparel” segment currently comprises less than 10% of the Company’s revenues.  The Company believes that the aggregation criteria of SFAS 131, paragraph 17 applies and will accordingly aggregate these two segments.

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

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs).  Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse.  Cost of goods sold for the years ended December 31, 2008 and 2007 were $7,383,508 and $8,047,454, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the years ending December 31, 2008 and 2007 were $758,970 and $788,997, respectively.  These costs were comprised of salaries and benefits of approximately $226,000 and $397,000; office expenses of approximately $25,000 and $22,000; travel and lodging of approximately $18,000 and $23,000; and warehouse operations of approximately $490,000 and $347,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales.  Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warranty Returns - the Company has a warranty policy that covers defects in workmanship.  It allows customers to return damaged or defective products to us following a customary return merchandise authorization process.  Warranty returns for the years ending December 31, 2008 and 2007 were approximately $138,000 or 1.0% and $84,000 or 0.6%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process.  In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose.  Saleable product returns for the years ending December 31, 2008 and 2007 were approximately $583,000 or 4.4 % and $402,000 or 2.8%, respectively.  Included in saleable product returns for the year ended December 31, 2008 were two large, unique and non-recurring returns.  In one instance the Company “took back” inventory from a customer who had failed to pay for their purchase as a means of recovering its value and avoiding a bad debt write-off for approximately $140,000.  In the second instance a long-time hardware distributor customer who had purchased a large order of the new apparel line specifically for one of its customers, had that customer cancel the order.  The Company’s distributor approached the Company seeking relief as it had no other viable outlet for the product.  The Company agreed to allow it to return approximately $90,000 of this apparel product.  These two returns account for approximately $230,000 or 1.8% of the year to date total.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve.  Pricing and shipping corrections for the years ending December 31, 2008 and 2007 were approximately $78,000 or 0.6% and $58,000 or 0.4%, respectively.  Adjustments to the product returns reserve for the years ending December 31, 2008 and 2007 were approximately ($63,000) or (0.5%) and $62,000 or 0.4%, respectively.

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

Reserve for Warranty Returns
Reserve Balance 12/31/06	$72,000
Payments Recorded During the Period	(486,030)
(414,030)
Adjustment to Reserve for Pre-existing Liabilities	128,000
Accrual for New Liabilities During the Reporting Period	486,030

Reserve Balance 12/31/07	200,000
Payments Recorded During the Period	(721,357)
(521,357)
Adjustment to Reserve for Pre-existing Liabilities	(63,000)
Accrual for New Liabilities During the Reporting Period	721,357

Reserve Balance 12/31/08	$137,000

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising expenses for the years ended December 31, 2008 and 2007 were $875,751 and $1,221,590, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

One customer accounted for approximately $2,459,000 or 21% of net sales for year ended December 31, 2008 and the same customer accounted for approximately $2,751,000 or 21% of net sales for year ended December 31, 2007.  No other customer accounted for more than 10% of net sales.

Supplier Concentrations

Two suppliers, which are located overseas, accounted for approximately 73% of total purchases during the year ended December 31, 2008 and 71% of total purchases during the year ended December 31, 2007.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Year Ended December 31,
	2008	2007

Options outstanding under the Company’s stock option plans	5,478,277	6,016,944
Common Stock Warrants	10,115,994	10,454,522

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

The significant components of the provision for income taxes for the years ended December 31, 2008 and 2007 were $1,508 and $800, respectively, for the current state provisions.  There was no state deferred and federal tax provision.  Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

3.           Inventory

At December 31, 2008 and 2007 the Company had one class of inventory - finished goods.

	December 31, 2008	December 31, 2007

Finished Goods	$3,132,842	$3,129,339

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.           Property and equipment

Property and equipment consisted of the following:

	December 31, 2008	December 31, 2007
Computer hardware and software	$200,932	$253,657
Vehicle	43,680	43,680
Furniture and equipment	143,478	128,465
Leasehold improvements	36,934	34,110
	425,024	459,312
Less accumulated depreciation	(252,650)	(219,517)

Property and equipment, net	$172,374	$240,395

Depreciation expense for the years ended December 31, 2008 and 2007 was $93,675 and $71,023, respectively.

5.           Trademarks

Trademarks consisted of the following:

	December 31, 2008	December 31, 2007

Trademarks	$108,385	$92,054
Less: Accumulated amortization	(14,073)	(9,306)

Trademarks, net	$94,312	$82,748

Trademarks consist of definite-lived trademarks of $71,982 and $60,452 and indefinite-lived trademarks of $36,403 and $31,602 at December 31, 2008 and 2007, respectively.  All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $4,767 and $3,716 for the years ended December 31, 2008 and 2007, respectively.  The Company expects to amortize $5,124 in each of the next five years.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Accounts payable	$896,600	$2,217,758
Accrued inventory	76,224	110,094
Accrued rebates and co-op	228,376	339,932
Accrued bonus	-	86,000
Accrued warranty reserve	137,000	200,000
Accrued expenses – other	460,820	484,270

Total accounts payable and accrued expenses	$1,799,020	$3,438,054

7.           Note Payable and Bank Lines of Credit

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

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc., dba Wells Fargo Trade Capital Services, Inc. (“WFTC”), whereby it assigned certain of its accounts receivables with full recourse.  On November 21, 2006, the Company entered into an amendment to this factoring agreement.  This facility allows the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable.  All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as WFTC shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months.  On November 30, 2008, the Company entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%.  As of December 31, 2008 and 2007, total amount due to WFTC was $1,599,300 and $2,309,321, respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 25, 2008 the Company entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby the Company would finance purchase orders for three customer’s special promotions.  In conjunction with this agreement an intercreditor agreement was executed between the Company, WFTC and EPK whereby WFTC would waive its security interest in the inventory purchased under the EPK financed purchase orders and, when the Company presented the sales invoices from these three customers for this promotional inventory, WFTC would accept these sales as collateral and remit the eligible funds first to EPK for approved principal, interest and fees, and then to the Company.  As of December 31, 2008, all of these EPK financed purchase orders totaling approximately $987,000 have been paid and cleared.

8.           Equity transactions

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

In April 2008, the Company completed a private placement transaction with institutional investors and other high net worth individuals.  Pursuant to its subscription agreements with these investors, the Company sold 7,075,000 shares of common stock, at $0.20 per share.  After commissions and expenses, the Company received net proceeds of approximately $1.38 million in the private placement.

In December 2008, the Company issued 338,983 shares of common stock to an investment banking firm in exchange for services.  The services were valued at $70,000 and were based on a current market valuation of $0.2065 per common share.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2006	10,454,522	$0.91
Warrants issued	-	$-
Warrants expired	-	$-
Warrants exercised	-	$-
Warrants outstanding at December 31, 2007	10,454,522	$0.91
Warrants issued	-	$-
Warrants expired	(338,528)	$(0.27)
Warrants exercised	-	$-
Warrants outstanding at December 31, 2008	10,115,994	$0.93

Stock Based Compensation

Effective with the Company’s fiscal year that began on January 1, 2006, the Company adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” using the modified prospective application transition method.

Ironclad California reserved 7,000,000 shares of its common stock for issuance to employees, directors and consultants under the 2000 Stock Incentive Plan, which the Company assumed in the Merger (“the 2000 Plan”).  Under the 2000 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date.  Options generally have a ten-year term and shall be exercisable as determined by the Company’s board of directors.

Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”).  Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date.  Options generally have a ten-year term and shall be exercisable as determined by the Company’s board of directors.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For stock options issued during the years ended December 31, 2008 and 2007, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	December 31, 2008	December 31, 2007
Risk free interest rate	1.59% - 3.95%	4.06% - 4.83%
Dividends	-	-
Volatility factor	244% - 333%	203% - 224%
Expected life	5.5– 6.25 years	4 – 6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,003,343		$0.65
Granted	1,808,300		$0.43
Exercised	(12,944)		$0.35
Cancelled/Expired	(781,755)		$0.71
Outstanding at December 31, 2007	6,016,944		$0.58
Granted	480,000		$0.13
Exercised	-	$
Cancelled/Expired	1,018,667		$0.55
Outstanding at December 31, 2008	5,478,277		$0.55
Exercisable at December 31, 2008	4,232,312		$0.54

The following tables summarize information about stock options outstanding at December 31, 2008:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.06 - $0.35	2,841,578	5.92	$0.31	$-0-
$0.38 - $1.05	2,636,699	7.94	$0.80	$-0-

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize information about stock options exercisable at December 31, 2007:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.06 - $0.35	2,554,317	5.48	$0.33	$-0-
$0.38 - $1.05	1,677,994	8.91	$0.86	$-0-

The Company recorded $542,125 of compensation expense for employee stock options during the year ended December 31, 2008.  These compensation expense charges were recorded in the following operating expense categories, general and administrative - $317,757; sales and marketing - $153,478; research and development - $41,909; and purchasing, warehousing and distribution - $28,981.  There was a total of $658,972 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at December 31, 2008.  This cost is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of shares vested during the year ended December 31, 2008 was $543,689.

9.           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2008 and 2007 consisted of the following:

	2007	2007

Current	$1,508	$800
Deferred	-	-
Refund	(2,974)	-

	$(1,466)	$800

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2008 and 2007 as follows:

	2008	2007
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.7)	(5.7)
Unrealized loss on financing activities	-	0.2
Return to provision adjustment	-	-
Change in valuation allowance	39.4	39.2
Other	0.3	0.3
Total	0%	0%

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2008 consisted of the following:

2008
Deferred tax assets
Net operating loss carryforward	$4,355,622
Stock option expense	774,262
Allowance for doubtful accounts	25,704
Allowance for product returns	58,691
Accrued compensation	59,041
Inventory	20,992
Other	3,406
Valuation allowance	(4,930,427)

Total deferred tax assets	367,291

Total deferred tax liabilities	(367,291)

Net deferred tax assets/liabilities	$-

As of December 31, 2008, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2009 through 2011.

As of December 31, 2008, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $10,205,000 and $10,739,000, respectively, that expire between 2009 and 2028.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.           Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The facility is located in El Segundo, California.   Rent expense for this facility for the years ended December 31, 2008 and 2007 for this facility were $173,526 and $166,926, respectively.

The Company has various non-cancelable operating leases for office equipment expiring through December 31, 2012.  Equipment lease expense charged to operations under these leases was $7,279 and $7,619 for the years ended December 31, 2008 and 2007, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2009	174,720	6,949	181,669
2010	175,146	5,959	181,105
2011	82,614	5.959	88,573
2012	-	5,959	5,959
2013	-	-	-
Thereafter	-	-	-

	$432,480	$24,826	$457,306

Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004.  Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then Ironclad California must pay Mr. Jaeger (a) all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date; and (b) a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1) year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers.  The Separation Agreement requires Mr. Jaeger to sign a general release and non-competition agreement in order to receive the lump sum payment.  For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Executive with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Company’s board of directors, in the sole discretion of the Company’s board of directors; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.           Legal Proceedings

In September 12, 2006, American Sports Group, Inc.(“ASG”), filed a lawsuit against both Ironclad California and Ironclad Nevada in the Superior Court of the State of California for the County of Los Angeles, alleging causes of action for Declaratory Relief and Breach of Contract.

The Company took the position that ASG’s claims were without merit and vigorously defended against these claims, denying all of the allegations and filing a Cross-Complaint for unfair business practices against ASG, Youngstown Equipment Corp. (“Youngstown”), Blackstone Investment Group (“Blackstone”), Pacifica Ltd, LLC (“Pacifica”), Lakeview Canyon, LLC (“Lakeview”) and Greg Thomsen (“Thomsen”) among others</fo nt>.  In December of 2007, Ironclad also filed a Federal Court complaint (“Federal Lawsuit”) against Youngstown, Blackstone, Pacifica, Lakeview and Thomsen, alleging certain trademark violations.

In January of 2008, the parties settled their claims with respect to both lawsuits with prejudice.  The settlement included a general mutual release covering all existing and potential claims between the parties arising out of the litigation.

12.           Related Party Transactions

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is Ironclad’s attorney of record.  SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.  The Company has incurred legal fees from SAM of $192,979 and $203,934 in 2008 and 2007, respectively.

13.           Customs and Duties Protests

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

During the period from January to July, 2008, the Company paid duties, calculated at the lower duty rate, of approximately $36,000.  Had those entries been calculated at the higher duty rate the Company would have incurred additional duties of approximately $134,000.  The Company has paid the approximately $134,000 of the additional duties due for the entries received at the lower rate in the first half of the year.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In summary, the outcome of the Company’s challenge to the classification of its products for the purpose of determining the appropriate duty rate is still in question at this time.  We have received successful rulings lowering duties on specific styles of gloves, and we have modified the wrist closure on some of our gloves to conform with the current classification, where feasible.  The Company continues to protest all entries still in the Customs Department and remains reasonably confident that its products do qualify for the reduced duty rate classification, but the ultimate outcome may be determined by a technical interpretation of the law.

Should the Company prevail in its protest, the Company could receive refunds for previously approved and then denied protests, plus any additional excess duties paid for entries subject to our continuing protests.  That amount changes with each entry and is indeterminable until this situation is resolved.

14.           Subsequent Event

Between October 20, 2008 and January 31, 2009, the Company entered into Subscription Agreements (the “Subscription Agreements”) with various high net worth individuals and trusts (collectively, the “Investors”) pursuant to which it agreed to sell an aggregate of 30,147,698 shares of common stock, par value $0.001 per share (the “Shares”) of the Company at $0.05 per share for proceeds to the Company of $1,507,384.90 (the “Financing”).  The Financing closed on February 5, 2009.  The Company intends to use the proceeds received for strategic initiatives and general working capital purposes.  Immediately following the closing of the Financing, the Company had 72,951,183 shares of common stock issued and outstanding.

On January 6, 2009, the Company entered into an Exclusive License and Distributorship Agreement (the “Agreement”) with Orr Safety Corporation, a company organized and existing under the laws of the Commonwealth of Kentucky (“Orr”), pursuant to which the Company granted Orr the exclusive right to sell and distribute the Company’s “KONG” safety gloves (intended for the oil & gas industry), together with any inventions and improvements on such products (the “Products”), during the term of the Agreement within any territory in the world where it is legal to do so (the “Territory”). Orr has agreed that during the term of the Agreement, it shall not represent, sell or distribute for or on behalf of any third party, any products specifically designed and/or marketed for the petrochemical and offshore exploration markets that are substantially similar to, or competitive with the Products. The initial term of the Agreement is five years subject to automatic renewal for three additional successive five year terms.

Further, Orr has granted the Company a non-exclusive, royalty-free license to use the “ORR SAFETY” trademark in connection with the manufacture of the Products, the sale of the Products to Orr, or materials relating to the Company’s description of its business, products and business opportunities, including the use in press releases and other public disclosures. The Company has granted Orr an exclusive (within the Territory) royalty-free, license to use the trade names, trademarks, advertising symbols, copyrighted matters and any other tangible or intangible property rights relating to the Products and owned by the Company during the term of the Agreement solely in connection with the distribution and sale of the Products. If the Company terminates the Agreement for any reason, other than as a result of a material breach of any term or condition of the Agreement by Orr or the Company files for bankruptcy, the Company shall assign to Orr all rights to the “KONG” trademark, including good will, and the Company shall cease and desist all use of the “KONG” trademark.

On February 13, 2009, Ansell Protective Products, Inc. filed a suit against the Company in the United States District Court in the District of New Jersey, alleging infringement of a trademark last used by the Company over three years ago.  Since the Company no longer uses the subject trademark, the Company is engaged in settlement discussions with Ansell Protective Products, Inc. to quickly resolve this matter.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of December 31, 2008, management conducted an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management has concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

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

We carried out an evaluation under the supervision, and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2008.  This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission , or COSO.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on their evaluation our management concluded that internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 23, 2009.  All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
Scott Jarus	53	Executive Chairman of the Corporation, Director
R.D. Peter Bloomer	73	Director ( former Chairman of the Board)
Eduard Jaeger	48	Director, President and Chief Executive Officer
Rhonda Hoffarth	48	Executive Vice President and Chief Operating Officer
Kent Pachl	42	Executive Vice President of Sales & Marketing
Thomas Kreig	61	Interim Chief Financial Officer, Vice President of Finance and Secretary
Vane P. Clayton	50	Director
Scott Alderton	50	Director
Kenneth Frank	62	Director

Scott Jarus, Executive Chairman of the Corporation, Director

Mr. Jarus has served as a member of our board of directors since May 18, 2006.  In September, 2008 our board of directors appointed Mr. Jarus to the position of Executive Chairman of the Corporation.  Mr. Jarus is Chief Executive Officer of Cognition Technologies, Inc., an early-stage company located in Santa Monica, which is a developer of revolutionary linguistic meaning-based content Search technology.  From 2001 to 2005, Mr. Jarus was President and principal executive officer of j2 Global Communications, Inc. (NASDAQ: JCOM), a provider of outsourced, value-added messaging and communications services to individuals and companies throughout the world.  Before joining j2 Global Communications, Inc., from 1998 to 2001, Mr. Jarus was President and Chief Operating Officer for OnSite Access, a provider of building-centric integrated communications services.  Mr. Jarus has 27 years of management experience in the telecommunications industry and has served in various senior management positions.  He currently serves on the board of directors of various other companies, none of which compete with or are in the same industry as Ironclad.  In 2005, Mr. Jarus was named National Entrepreneur of the Year for Media/Entertainment/Communications by Ernst & Young (and Los Angeles Entrepreneur of the Year for Technology in 2004).  Mr. Jarus received his Bachelor of Arts degree in Psychology and a Master of Business Administration degree from the University of Kansas in 1982.

R. D. Peter Bloomer, Director (former Chairman of the Board)

Mr. Bloomer served as Chairman of our board of directors from April 2003 through September 2008.  He is the Chairman and Chief Executive Officer of CVM Management, Inc. and Managing Partner of CVM Equity Fund V, Ltd., LLP, or CVM, which is our largest stockholder.  Prior to the formation of CVM, Mr. Bloomer was Vice President of Marketing for Head Ski & Tennis, Vice President of Operations for Hanson Industries and spent 11 years with IBM Sales and Marketing.  Mr. Bloomer has served on the board of directors of multiple private companies.

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

Kent Pachl, Executive Vice President of Sales & Marketing

Mr. Pachl has served as our Executive Vice President of Sales and Marketing since January 2005.  Prior to joining us, Mr. Pachl spent a total of 15 years in the consumer products and sporting goods industries with Dunlop/Maxfli Sports Corporation and more recently with Taylor Made-Adidas Golf Company.  At Dunlop/Maxfli, Mr. Pachl was Vice President of Sales and helped facilitate the sale of the company by consolidating multiple divisions into one group.  During his tenure at Taylor Made-Adidas golf, Mr. Pachl held various senior management roles in International Sales, Taylor Made equipment and the Adidas footwear and apparel division.  Mr. Pachl possesses a Bachelors of Science degree in Business Finance from San Diego State University in 1990.

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

Vane P. Clayton, Director

Mr. Clayton has served on our board of directors since March 2004 and currently serves as the Chair of the Audit Committee.  He currently serves as the chief executive officer and member of the board of KPA LLC, a private company providing Environmental, Safety, and Human Resource compliance software and services.  Prior to KPA, Mr. Clayton was President of ZOLL Data Systems, an Enterprise Software subsidiary of ZOLL Medical Corporation ($400M in Sales - NASDAQ: ZOLL).  Earlier in his career, Mr. Clayton managed a sales team for Raychem ($1.7B in Sales), a division of Tyco Electronics.  Mr. Clayton brings experience in directing public companies in high growth sales and marketing strategies; new product and channel development; fund raising; Sarbanes-Oxley Act of 2004, Section 404 compliance; strategic positioning; and building successful teams.  Mr. Clayton holds a B.S. in Agricultural/Mechanical Engineering from Purdue University and an MBA from Harvard Business School.

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

Kenneth J. Frank, M.D., Director

Dr. Frank joined our board of directors in February of 2009.  He received his medical degree from NYU School of Medicine in 1972 and received his BA from Rutgers, the State University in 1968.  He served as a board member of the Isla Vista Medical Clinic from 1975 to 1977 and The National Association of Urgent Care Clinics from 1992 to1994.  He is an author, lecturer, inventor and formulator of nutritional supplements.  Besides having belonged to numerous medical societies, Dr. Frank has been an entrepreneur for over 30 years and has owned and operated a nutritional supplement research, development and marketing company and other associated companies for the past 20 years.  In 1973, Dr. Frank founded the Emergency Medical Group of Santa Barbara where he practiced Emergency Medicine for 9 years.  In 1982, Dr. Frank founded and served as managing partner, CEO, president and medical director of Immedicenter Medical Group, Inc.  In 1989, he established Advanced Physicians’ Products, a nutritional supplement research and development company with over 60 products, many formulated by Dr. Frank.  This grew into what is today Dr. Frank’s Health Products, LLC and its four associated companies for which he serves as CEO.  He co-owns a patented invention using MSM (methylsulfonyl methane) in an oral spray to stop snoring and is also credited with creating several other proprietary oral sprays for health.  In 2005, he authored a book called, “User’s Guide to Natural and Safe Pain Relief”, which has sold over 100,000 copies.

During the past five years none of our officers and directors have had a petition under federal bankruptcy laws or any state insolvency law filed by or against them, nor has a receiver, fiscal agent or similar officer been appointed by a court for their business or property, or any partnership in which they were a general partner at or within two years before the date hereof, or any corporation or business association of which they were an executive officer at or within two years of the date hereof; have been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding, excluding traffic violations and other minor offenses; have been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or Federal or State authority, permanently or temporarily enjoining such person from, barring, suspending or otherwise limiting for more than 60 days the right of such person to, or otherwise limiting such person from acting as a futures commission merchant or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, engaging in any type of business practice or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or have been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law or federal commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission or Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Audit Committee of the Board of Directors

The Audit Committee of our board of directors currently consists of Messrs. Clayton, Alderton and Jaeger.  None of our current Audit Committee members is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K.  Our board of directors has determined, however, that each member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication.  Accordingly, our board of directors believes that each member of our Audit Committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations on our Audit Committee.  The primary purposes of the Audit Committee are (i) to review the scope of the audit and all non-audit services to be performed by our independent auditors and the fees incurred by us in connection therewith, (ii) to review the results of such audit, including the independent accountants’ opinion and letter of comment to management and management’s response thereto, (iii) to review with our independent accountants our internal accounting principles, policies and practices and financial reporting, (iv) to engage our independent auditors and (v) to review our quarterly and annual financial statements prior to public issuance.  The role and responsibilities of the Audit Committee are more fully set forth in a written Charter adopted by our board of directors.  The Audit Committee was created by our board of directors effective May 18, 2006.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2008, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our board members and to all of our employees, including our Chief Executive Officer and Chief Financial Officer.  The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules.  We will provide a copy of the Code of Ethics to any person without charge, upon request by writing or calling us at:

Ironclad Performance Wear Corporation
Attn: Investor Relations
2201 Park Place, Suite 101
El Segundo, CA 90245
(310) 643-7800

Any waiver of the Code of Ethics pertaining to a member of our board of directors or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth, as to the Chief Executive Officer and as to each of the other two most highly compensated executive officers whose compensation exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to us in all capacities for our last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Eduard Jaeger (1) Chief Executive Officer and Director	2008 2007	204,740 234,257	-- 39,947	111,752 139,126	7,200 7,200	323,692 420,530
Ronda Hoffarth (2) Executive Vice President and Chief Operating Officer	2008 2007	165,000 163,416	-- 20,000	37,377 32,115	5,538 --	207,915 215,531
Kent Pachl (3) Executive Vice President of Sales and Marketing	2008 2007	196,740 190,477	-- 30,000	83,830 76,825	7,200 7,200	287,770 304,502

(1)
Mr. Jaeger’s current salary is $204,740 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  The terms of Mr. Jaeger’s employment agreement with us are discussed below.  The bonus paid to Mr. Jaeger’s during fiscal 2007 was related to performance in 2006.  The other compensation disclosed for Mr. Jaeger represents an automobile allowance.  The fair value of options granted to Mr. Jaeger was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2003	3.68%	177.0%	4 years	None
2005	4.03%	145.7%	2 years	None
2006	5.16%	170.5%	4 years	None
2007	4.06%	224.0%	6.25 years	None

(2)
Ms. Hoffarth’s current salary is $165,000and she may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  Ms. Hoffarth does not have an employment agreement with us.  The bonus paid to Ms. Hoffarth’s during fiscal 2007 was related to performance in 2006.  The other compensation disclosed for Ms. Hoffarth represents an automobile allowance.  The fair value of options granted to Ms. Hoffarth was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2003	3.68%	176.9%	4 years	None
2004	3.40%	177.0%	4 years	None
2006	5.16%	170.5%	4 years	None
2007	4.06%	224.0%	6.25 years	None

(3)
Mr. Pachl’s current salary is $196,740 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  Mr. Pachl does not have an employment agreement with us.  The bonus paid to Mr. Pachl’s during fiscal 2007 was related to performance in 2006.  The other compensation disclosed for Mr. Pachl represents an automobile allowance.  The fair value of options granted to Mr. Pachl was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2005	4.03% - 4.29%	145.7% - 145.6%	2 - 4 years	None
2006	5.16%	170.5%	4 years	None
2007	4.06%	224.0%	6.25 years	None

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Eduard Jaeger (1)	43,146	(2)	-		0.35	5/9/11
	215,728	(3)	-		0.35	6/16/12
	32,053	(4)	-		0.35	3/4/13
	431,455	(5)	-		0.35	3/31/14
	276,131	(6)	-		0.35	9/3/15
	322,917	(7)	177,083	(7)	1.05	5/18/16
	28,964	(8)	74,936	(8)	0.38	11/20/17

Rhonda Hoffarth	172,582	(9)	-		0.35	1/13/13
	21,573	(10)	-		0.35	6/22/14
	80,729	(11)	44,271	(11)	1.05	5/18/16
	19,932	(12)	51,568	(12)	0.38	11/20/17

Kent Pachl	366,737	(13)	-		0.35	1/3/15
	86,291	(14)	-		0.35	9/2/15
	129,167	(15)	70,833	(15)	1.05	5/18/16
	23,193	(16)	60,007	(16)	0.38	11/20/17

(1)	Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004, the terms of which are described in Employment Contracts herein.

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

(13)
Mr. Pachl was granted options to purchase 366,737 shares on 1/4/05, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(14)	Mr. Pachl was granted options to purchase 86,291 shares on 9/2/05, 100% vested as of the date of grant.

(15)
Mr. Pachl was granted options to purchase 200,000 shares on 5/18/06, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(16)
Mr. Pachl was granted options to purchase 83,200 shares on 11/17/07, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2008.

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
R. D. Peter Bloomer	10,000	32,513	(2)	—	42,513
Scott Alderton (1)	10,000	628	(3)	—	10,628
Vane Clayton	10,000	24,703	(4)	—	34,703
Scott Jarus	10,000	24,424	(5)	50,000	84,424

(1)           Fees granted to Mr. Alderton are made to the law firm, Stubbs Alderton and Markiles, LLP, of which he is a partner.  Option awards granted to Mr. Alderton prior to 2008 were also made to the law firm, Stubbs Alderton and Markiles, LLP.  The aggregate number of common shares reserved under option awards granted to the law firm Stubbs Alderton & Markiles, LLP, outstanding at fiscal year end totaled 236,291.  The fair value of options granted to Stubbs Alderton and Markiles, LLP was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2005	4.03%	145.7%	3 years	None
2006	5.16%	170.5%	4 years	None
2007	4.50%	220.9%	5.5 years	None

(2)           The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 440,728.  The fair value of options granted to Mr. Bloomer was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2005	4.03%	145.7%	3 years	None
2006	5.16%	170.5%	4 years	None
2007	4.50%	220.9%	5.5 years	None
2008	2.51%	268.5%	5.5 years	None

(3)
The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 75,000.  The fair value of options granted to Mr. Alderton was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2008	2.51%	268.5%	5.5 years	None

(4)
The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 311,291.  The fair value of options granted to Mr. Clayton was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2005	4.05%	176.0%	4 years	None
2006	5.16%	170.5%	4 years	None
2007	4.50%	220.9%	5.5 years	None
2008	2.51%	268.5%	5.5 years	None

(5)
The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 225,000.  The fair value of options granted to Mr. Jarus was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2006	5.16%	170.5%	4 years	None
2007	4.50%	220.9%	5.5 years	None
2008	2.51%	268.5%	5.5 years	None

In 2008, non-employee directors of Ironclad California received $10,000 for attending meetings and serving on Ironclad California’s board of directors.  Since April 2000, non-employee directors of Ironclad California have each received options to purchase shares of Ironclad common stock upon their appointment to our board of directors and annually thereafter.  We expect to continue the practice of compensating our directors with options to purchase our common stock going forward.  Compensation payable to non-employee directors may be adjusted from time to time, as approved by our board of directors.

Employment Contracts

Except as described in this section, Ironclad California is not party to any employment agreements with any of its executive officers.

Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004.  Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then Ironclad California must pay Mr. Jaeger (a) all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date; and (b) a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1) year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers.  The Separation Agreement requires Mr. Jaeger to sign a general release and non-competition agreement in order to receive the lump sum payment.  For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Mr. Jaeger with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Board, in the sole discretion of our board of directors; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages.

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

The Plan will terminate after 10 years from the date on which our board of directors approved the plan, unless it is terminated earlier by our board of directors.  The plan authorizes the award of stock options and stock purchase grants.

The Plan will be administered by our board of directors or the Compensation Committee of our board of directors as determined by our board of directors or otherwise permitted under the Plan.  Our board of directors has the authority to select the eligible participants to whom awards will be granted, to determine the types of awards and the number of shares covered and to set the terms, conditions and provisions of such awards, to cancel or suspend awards under certain conditions, and to accelerate the exercisability of awards.  Our board of directors will be authorized to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the plan, to determine the terms of agreements entered into with recipients under the plan, and to make all other determinations that may be necessary or advisable for the administration of the Plan.  Our board of directors may at its discretion delegate the responsibility for administering the plan to any committee or subcommittee of our board of directors.

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

If a grantee’s service to the company terminates on account of death, disability or retirement, then the grantee’s unexercised options, if exercisable immediately before the grantee’s death, disability or retirement, may be exercised in whole or in part, not later than one year after this event.  If a grantee’s service to the company terminates for cause, then the grantee’s unexercised option terminates effective immediately upon such termination.  If a grantee’s service to us terminates for any other reason, then the grantee’s unexercised options, to the extent exercisable immediately before such termination, will remain exercisable, and may be exercised in whole or in part, for a period of three months after such termination of employment.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of March 23, 2009 by:

•	each of the executive officers listed in the summary compensation table;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 23, 2009 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 72,951,183 shares of our common stock outstanding on March 23, 2009.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Ironclad Performance Wear Corporation, 2201 Park Place, Suite 101, El Segundo, California 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Eduard Jaeger (1)	5,541,980	7.6%
Director, Chief Executive Officer
Rhonda Hoffarth (2)	346,476	*
Executive Vice President, Chief Operating Officer
Kent Pachl (3)	634,428	*
Executive Vice President Sales & Marketing
Thomas Kreig (4)	322,143	*
Interim Chief Financial Officer, Vice President of Finance, Secretary
R.D. Peter Bloomer (5)	406,002	*
Director

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Vane B. Clayton (6)	327,205	*
Director
Scott Alderton (7)	551,640	*
Director
Scott Jarus (8)	3,778,747	5.2%
Executive Chairman, Director
Kenneth Frank (9)	5,282,717	7.2%
Director
Directors and officers as a group (9 persons) (10)	17,191,338	23.6%

5% Shareholders:
Coleman Survivor Trust (11)	10,000,000	13.7%
CVM Equity Fund V Ltd., LLP (12)	4,713,652	6.5%
Richard Todd Miller	4,000,000	5.5%

*           Less than 1%

(1)
Consists of (i) 1,365,272 shares of common stock held by Jaeger Family, LLC, of which Eduard Jaeger is a member, (ii) 2,763,984 shares of common stock held by Eduard and Kari Family Trust dtd 7/19/2006, of which Eduard Jaeger is a trustee and as such has voting and investment power, and (iii) 1,412,724 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 23, 2009.  Mr. Jaeger disclaims beneficial ownership of the shares of common stock held by Jaeger Family, LLC except to the extent of his pecuniary interest therein.

(2)	Includes 314,889 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 23, 2009.

(3)	Consists of 634,428 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 23, 2009.

(4)	Includes 282,658 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 23, 2009.

(5)	Consists of 406,002 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 23, 2009.

(6)	Includes 276,565 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 23, 2009.

(7)
Includes (i) 40,274 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 23, 2009, and (ii) 77,258 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.

(8)
Consists of (i) 3,526,667 shares of common stock held by the Jarus Family Trust, for which Mr. Jarus exercises voting and investment power, (ii) 190,274 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 23, 2009, and (iii) 61,806 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.

(9)	Consists of (i) 4,775,000 shares of common stock held jointly by Dr. and Mrs. Frank, (ii) 128,201 shares of common stock held directly by Dr. Frank, (iii) 225,000 shares of common stock held by Dr. Frank’s Health Products LLC 401k Profit Sharing Plan for which Dr. Frank exercises voting and investment power, and (iv) 154,516 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.

(10)
Consists of (i) 13,339,944 shares of common stock, (ii) 293,580 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable, and (ii) 3,557,814 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 23, 2009.

(11)
William E. Coleman as Trustee of the Colman Survivor Trust, exercises voting and investment power over the shares of common stock held by Coleman Survivor Trust but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(12)
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

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Stock Incentive Plan)	2,361,578	(1)	$0.35	-

Equity compensation plans approved by security holders (2006 Stock Incentive Plan)	3,800,011	(2)	$0.73	1,133,301

Equity compensation plans not approved by security holders	-		-	-

Total	6,161,589		$0.58	1,133,301

(1)           This number represents options assumed in connection with the merger with Ironclad California.

(2)           This number represents:  (i) warrants to purchase 683,312 shares of our common stock which were issued to one of the placement agents in our private placement in exchange for services and (ii) stock options to purchase 3,116,699 shares of our common stock under the 2006 Stock Incentive Plan, or the Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Officers and Directors

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

Mr. Alderton, an Ironclad Board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is our attorney of record.  SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon the closing of the merger with Ironclad California on May 9, 2006.  We incurred legal fees from SAM of $192,979 and $203,934 in 2008 and 2007, respectively.

Director Independence

Our board of directors currently consists of six members: Messrs. Jarus (Executive Chairman), Jaeger (CEO), Clayton, Alderton, Bloomer and Frank.  We are not a “listed issuer” under SEC rules.  We believe that Messrs. Bloomer and Clayton are “independent” as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

Item 14.	Principal Accounting Fees and Services.

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

Audit Fees

Fees for audit services totaled approximately $113,929 and $239,590 for the years ended December 31, 2008 and 2007, respectively, including fees associated with the annual audit, and reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees

Fees for audit-related services totaled approximately $10,960 and $21,571 for the years ended December 31, 2008 and 2007, respectively.  Audit-related services principally include due diligence in connection with acquisitions, financing transactions, and accounting consultations.

Tax Fees

Fees were incurred totaling approximately $12,000 and $22,769 during the years ended December 31, 2008 and 2007, respectively for tax services, including for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were incurred during the years ended December 31, 2008 and 2007 for services provided by Rotenberg & Co. or Singer Lewak Greenbaum & Goldstein LLP, except as described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 24.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title

3.1.1	Articles of Domestication of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.

3.1.2
Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006.  Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

3.1.3	Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.

4.1	Form of Warrant issued to Investors in Private Placement. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

10.1†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 (File No. 333-135288), filed June 26, 2006.

10.2
Factoring Agreement by and between the Registrant and Wells Fargo Century, Inc., effective September 15, 2006.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed September 21, 2006.

10.3
Letter of Credit and Security Agreement by and between the Registrant and Wells Fargo Century, Inc., effective September 15, 2006.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed September 21, 2006.

10.4
Amendment Number One to Factoring Agreement by and between the Registrant and Wells Fargo Century, Inc., effective November 21, 2006.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed November 28, 2006.

10.5†	Separation Agreement between Eduard Jaeger and the Registrant. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

10.6
Standard Industrial/Commercial Multi-Tenant Lease by and between Park/El Segundo Partners, LLC, and the Registrant, dated September 12, 2005, as amended.  Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

10.7	Letter Agreement with Advantage Media Systems, Inc., dated June 29, 2007. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed July 6, 2007.

10.8†*	2007 Senior Management Bonus Plan. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-KSB (File No. 000-51365), filed March 31, 2008.

10.9
Form of Subscription Agreement in connection with private placement consummated in April 2008.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed August 14, 2008.

10.10
Master Agreement dated July 25, 2008, between the Registrant and EPK Financial Corporation.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed November 14, 2008.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

23.1	Consent of Rotenberg & Co.

Exhibit Number	Exhibit Title

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 26, 2009		/s/ Thomas Kreig
	By:	Thomas Kreig
	Its:	Interim Chief Financial Officer
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

Name	Title	Date

/s/ Eduard Jaeger	President and Chief Executive	March 26, 2009
Eduard Jaeger	Officer and Director (Principal Executive Officer)

/s/ Thomas Kreig	Interim Chief Financial Officer	March 26, 2009
Thomas Kreig	(Principal Financial Officer)

/s/ Scott Alderton	Director	March 26, 2009
Scott Alderton

	Director	March 26, 2009
R. D. Peter Bloomer

/s/ Vane Clayton	Director	March 26, 2009
Vane Clayton

Name	Title	Date

/s/ Scott Jarus	Director (Executive Chairman)	March 26, 2009
Scott Jarus

/s/ Kenneth Frank	Director	March 26, 2009
Kenneth Frank

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ironclad Performance Wear Corporation
2201 Park Place, Suite 101
El Segundo, CA 90245

We consent to the inclusion of the financial statements of Ironclad Performance Wear Corporation and our report dated March 23, 2009, with respect to the consolidated financial statements and schedules of Ironclad Performance Wear Corporation included in its Annual Report (Form 10-K) for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

We consent to the incorporation by reference in the Registration Statements (Nos. 333-139210 and 333-145855) on Form S-8 of Ironclad Performance Wear Corporation of our report dated March 23, 2009 relating to our audit of the consolidated financial statements, which appears in this Annual Report on Form 10-K of Ironclad Performance Wear Corporation for the year ended December 31, 2008.

/s/  ROTENBERG AND COMPANY, LLP

ROTENBERG AND COMPANY, LLP

Rochester, New York

March 23, 2009