Form 10-Q
period 2009-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2009-05-15
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 15, 2009, the registrant had 72,951,183 shares of common stock issued and outstanding.

i

PART I

ITEM 1.               FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (unaudited)
AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$615,924	$215,203
Accounts receivable net of allowance for doubtful accounts of $65,000 and $60,000	1,423,685	1,705,435
Inventory, net of reserve of $112,000 and $112,000	3,053,524	3,132,842
Deposits on inventory	604,710	271,725
Prepaid and other	139,428	115,400
Total current assets	5,837,271	5,440,605

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	202,853	200,932
Vehicles	43,680	43,680
Office equipment and furniture	143,755	143,478
Leasehold improvements	36,934	36,934
Less: accumulated depreciation	(274,967)	(252,650)
Total property, plant and equipment, net	152,255	172,374

Trademarks, net of $15,269 and $14,073 of accumulated amortization	93,116	94,312
Deposits and other	11,630	11,354
Total Assets	$6,094,272	$5,718,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,329,146	$1,799,020
Line of credit	1,362,391	1,599,300
Total current liabilities	2,691,537	3,398,320

Fair value of warrant liability	4,048	2,097

Total Liabilities	2,695,585	3,400,417

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 72,951,183 and 42,803,487 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	72,951	42,804
Additional paid-in capital	17,494,641	15,922,832
Accumulated deficit	(14,168,905)	(13,647,408)
Total Stockholders’ Equity	3,398,687	2,318,228
Total Liabilities and Stockholders’ Equity	$6,094,272	$5,718,645

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
REVENUES
Net sales	$2,517,175	$1,851,103

COST OF SALES
Cost of sales	1,609,059	1,057,106

GROSS PROFIT	908,116	793,997

OPERATING EXPENSES
General and administrative	548,523	678,279
Sales and marketing	577,260	899,031
Research and development	91,960	104,914
Purchasing, warehousing and distribution	161,636	212,934
Depreciation and amortization	23,513	24,031

Total operating expenses	1,402,892	1,919,189

LOSS FROM OPERATIONS	(494,776)	(1,125,192)

OTHER INCOME (EXPENSE)
Interest expense	(23,793)	(35,017)
Interest income	222	3,235
Change in fair value of warrant liability	(1,951)	-
Other income (expense), net	269	9,014
Unrealized gain (loss) on financing activities	-	(3,090)
Total other income (expense)	(25,253)	(25,858)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(520,029)	(1,151,050)

PROVISION FOR (REFUND OF) INCOME TAXES	1,466	810

NET LOSS	$(521,495)	$(1,151,860)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	60,892,105	35,389,504

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(521,495)	$(1,151,860)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	5,000	65,000
Depreciation	22.317	22,958
Amortization	1,196	1,073
Change in fair value of warrant liability	1,951	-
Non-cash compensation:
Stock option expense	94,571	158,222
Changes in operating assets and liabilities:
Accounts receivable	276,750	2,159,760
Inventory	79,318	(613,994)
Deposits on inventory	(332,985)	10,068
Deposits	(277)	(31,756)
Prepaid and other	(24,028)	21,320
Accounts payable and accrued liabilities	(469,875)	(338,627)

Net cash flows provided by (used in) operating activities	(867,557)	302,164

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(2,198)	(26,924)
Investment in trademarks	-	(4,810)
Net cash flows used in investing activities	(2,198)	(31,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,507,385	-
Drawdown (payback) on bank line of credit	(236,909)	(588,440)
Payments on capital leases	-	(968)
Net cash flows provided by (used in) financing activities	1,270,476	(589,408)

NET INCREASE (DECREASE) IN CASH	400,721	(318,978)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	215,203	585,826
CASH AND CASH EQUIVALENTS END OF PERIOD	$615,924	$266,848

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$23,793	$35,017
Income taxes	1,466	810

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1.             Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers. The Company has received five patents and three patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 53 registered U.S. trademarks, 10 registered international trademarks, 11 in-use U.S. trademarks and 3 in-use international trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

2.             Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Ironclad Performance Corporation, an inactive parent company, and its wholly owned subsidiary Ironclad California. All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Company (FDIC) insures cash amounts at each institution for up to $250,000. From time to time, the Company maintains cash in excess of the FDIC limit.

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

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs.) Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months ended March 31, 2009 and 2008 were $1,609,059 and $1,057,106, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution expenses” and, for the three months ending March 31, 2009 and 2008 were $161,635 and $212,936, respectively. These costs were comprised of salaries and benefits of approximately $52,000 and $64,000; office expenses of approximately $2,000 and $14,000; travel and lodging of approximately $300 and $900; and warehouse operations of approximately $107,000and $134,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three months ending March 31, 2009 and 2008 were approximately $26,000 or 0.9% and $38,000 or 1.7%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three months ending March 31, 2009 and 2008 were approximately $27,000 or 1.0% and $48,000 or 2.2%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three months ending March 31, 2009 and 2008 were approximately $22,000 or 0.8% and $9,000 or 0.4%, respectively. Adjustments to the product returns reserve for the three months ending March 31, 2009 and 2008 were approximately $4,000 or 0.1% and $154,000 or 7.0%, respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/08	137,000
Payments Recorded During the Period	(52,891)
84,109

Adjustment to Reserve for Pre-existing Liabilities	4,000
Accrual for New Liabilities During the Reporting Period	52,891
Reserve Balance 3/31/09	$141,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2009 and 2008 were $105,146 and $171,432, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Three customers accounted for approximately $1,318,000 or 52% of net sales for the quarter ended March 31, 2009 and one customer accounted for approximately $406,000 or 22% for the three months ended March 31, 2008.

Supplier Concentrations

One supplier, who is located overseas, accounted for approximately 73% of total purchases during the quarter ended March 31, 2009 and 44% for the three months ended March 31, 2008.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Quarter
	Ended March 31,
	2009	2008
Options outstanding under the Company’s stock option plans	5,369,933	5,459,726
Common Stock Warrants	10,175,994	10,454,522

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

The components of the provision for income taxes for the quarters ended March 31, 2009 and 2008 were $1,466 and $810, respectively, for the current state provisions. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At March 31, 2009 and December 31, 2008, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

The Company measures the fair value of its financial instruments using the procedures set forth below for all assets and liabilities measured at fair value that were previously carried at fair value pursuant to other accounting guidelines.

Under SFAS No. 157, “Fair Value Measurements” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.

Level 1 — Uses unadjusted quoted prices that are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Uses inputs, other than Level 1, that are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data. Instruments in this category include non-exchange-traded derivatives, including interest rate swaps.

Level 3 — Uses inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of March 31, 2009 and December 31, 2008. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Warrant liability	$-	$4,048	$-	$-	$2,097	$-

The Company’s warrant liability arises from warrants issued to a third party in exchange for services.  The fair value of these warrants is indirectly measurable using a Black-Scholes pricing model and therefore qualifies as Level 2.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  The Company has adopted SFAS 161 and determined that it has no effect on its condensed consolidated financial statements.

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

3.             Inventory

At March 31, 2009 and 2008 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $112,000 at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008

Finished goods	$3,053,524	$3,132,842

4.             Property and equipment

Property and equipment consisted of the following:
	March 31, 2009	December 31, 2008

Computer hardware and software	$202,853	$200,932
Furniture and equipment	143,755	143,478
Vehicle	43,680	43,680
Leasehold improvements	36,934	36,934

	427,222	425,024
Less accumulated depreciation	(274,967)	(252,650)
Property and equipment, net	$152,255	$172,374

Depreciation expense for the three months ended March 31, 2009 and 2008 was $22,317 and $22,958, respectively.

5.             Trademarks and Patents

Trademarks and patents consisted of the following:

	March 31,	December 31,
	2009	2008

Trademarks	$88,241	$88,241
Patents	20,144	20,144
Less: Accumulated amortization	(15,269)	(14,073)
Trademarks, net	$93,116	$94,312

Trademarks and patents consist of definite-lived trademarks and patents of $68,982 and indefinite-lived trademarks and patents of $39,403 at March 31, 2009 and December 31, 2008. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $1,196 and $1,073 for the three months ended March 31, 2009 and 2008, respectively.

6.             Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2008:

	March 31, 2009	December 31, 2008
Accounts payable	$655,156	$896,600
Accrued inventory	57,356	76,224
Accrued rebates and co-op	207,125	228,376
Accrued returns reserve	141,000	137,000
Accrued expenses - other	268,509	460,820

Total accounts payable and accrued expenses	$1,329,146	$1,799,020

7.            Bank Lines of Credit

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc., dba Wells Fargo Trade Capital Services, Inc. (“WFTC”), whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as WFTC shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months.  On November 30, 2008, the Company entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%.  As of March 31, 2009 and December 31, 2008, total amount due to WFTC was $ 1,362,391 and $1,599,300, respectively.

On July 25, 2008 the Company entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby the Company would finance purchase orders for three customer’s special promotions.  In conjunction with this agreement an intercreditor agreement was executed between the Company, WFTC and EPK whereby WFTC would waive its security interest in the inventory purchased under the EPK financed purchase orders and, when the Company presented the sales invoices from these three customers for this promotional inventory, WFTC would accept these sales as collateral and remit the eligible funds first to EPK for approved principal, interest and fees, and then to the Company.  As of March 31, 2009 and December 31, 2008, all of these EPK financed purchase orders totaling approximately $987,000 have been paid and cleared.

8.            Equity transactions

Common Stock

In April 2008, the Company completed a private placement transaction with trusts and other high net worth individuals (the “April Private Placement”).  Pursuant to its subscription agreements with these investors, the Company sold 7,075,000 shares of common stock, at $0.20 per share. In accordance with the terms of the subscription agreements the Company was required to file a registration statement for resale of the common stock sold within forty-five (45) days of the closing date of the offering, use commercially reasonable efforts to cause such registration statement to become effective within one hundred fifty (150) days after the closing date and maintain such registration for twenty-four (24) months after the closing date.  In April 2009, the holders of shares bought in the April Private Placement waived their right to keep the registration statement effective as the shares are available for resale under Rule 144. After commissions and expenses, the Company received net proceeds of approximately $1.38 million in the private placement.

In December 2008, the Company issued 338,983 shares of common stock to an investment banking firm in exchange for services.  The services were valued at $70,000 and were based on a current market valuation of $0.2065 per common share.

In February 2009, the Company completed a private placement transaction with trusts and other high net worth individuals.  Pursuant to its subscription agreements with these investors, the Company sold 30,147,698 shares of common stock, at $0.05 per share.  The Company received net proceeds of approximately $1.5 million in the private placement.

There were 72,951,183 shares of common stock of the Company outstanding at March 31, 2009.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2008	10,115,994	$0.93
Warrants issued	60,000	$0.05
Warrants outstanding at March 31, 2009	10,175,994	$0.93

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

There were no stock options issued during the quarter ended March 31, 2009.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	5,747,069	$0.55
Granted	-	-
Exercised	-	-
Cancelled/Expired	(77,136)	$0.44
Outstanding at March 31, 2009	5,669,933	$0.56
Exercisable at March 31, 2009	4,691,613	$0.55

The following tables summarize information about stock options outstanding at March 31, 2009:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.06 - $0.35	2,811,578	5.63	$ 0.31	$ 3,000
$0.38 - $1.05	2,858,355	6.97	$ 0.73	$ -0-

The following tables summarize information about stock options exercisable at September 30, 2008:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.06 - $0.35	2,811,578	5.35	$ 0.33	$ 1,167
$0.38 - $1.05	2,063,323	7.80	$ 0.74	$ -0-

The Company recorded $92,507 and $153,381 of compensation expense for employee stock options during the three months ended March 31, 2009 and 2008, respectively. These compensation expense charges were recorded in the following operating expense categories for 2009 and 2008 respectively, general and administrative - $53,671 and $91,736; sales and marketing - $22,713 and $44,149; research and development - $8,891 and $10,168; and purchasing, warehousing and distribution - $7,231 and $7,328. There was a total of $859,442 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2009. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the three months ended March 31, 2009 was $94,025.

9.             Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustments were required upon adoption of FIN 48. The Company has provided a full valuation allowance against its deferred tax assets.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2005 through 2008. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2004 through 2008.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarter ended March 31, 2009 as follows:

March 31, 2009
Statutory regular federal income benefit rate	(34.0)%
State income taxes, net of federal benefit	(5.3)
Change in valuation allowance	39.3
Total	--%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at March 31, 2009 consisted of the following:

2009
Deferred tax assets
Net operating loss carryforward	$4,524,225
Stock option expense	813,892
Allowance for doubtful accounts	27,846
Allowance for product returns	60,404
Accrued compensation	70,964
Inventory reserve	18,421
Other	3,678
Valuation allowance	(5,136,603)
Total deferred tax assets	382,827
Total deferred tax liabilities	(382,827)
Net deferred tax assets/liabilities	$-

As of March 31, 2009, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2009 through 2011.

As of March 31, 2009, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $10,598,000 and $11,152,000, respectively, that expire between 2009 and 2027.

10.          Commitments and Contingencies

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Rent expense for this facility for the quarter ended March 31, 2009 was $44,094.

The Company has various non-cancelable operating leases for office equipment expiring through December 31, 2012.  Equipment lease expense charged to operations under these leases for the quarter ended March 31, 2009 was $1,493.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2009	174,720	6,949	181,669
2010	175,146	5,959	181,105
2011	82,614	5,959	88,573
2012	-	5,959	5,959
2013	-	-	-
Thereafter	-	-	-
	$432,480	$24,826	$457,306

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

11.          Subsequent Events
In May 2009, our Board of Directors approved an amendment to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan, or 2006 Plan, to increase from 4,250,000 to 11,000,000 the number of shares of our common stock available for issuance pursuant to equity awards granted under the 2006 Plan.  As a result of recent equity capital raises, the 2006 Plan’s percentage of total outstanding shares has been significantly reduced.  Accordingly, to ensure that we may continue to attract key employees and directors who are expected to contribute to our success, our Board of Directors approved an amendment to the 2006 Plan to increase the number of shares available for issuance pursuant to awards granted thereunder.

In May 2009, our Board of Directors adopted an option re-pricing program (the “Program”). Pursuant to the terms of the Program all issued and outstanding options under the Company’s 2000 Stock Incentive Plan and 2006 Stock Incentive Plan would be re-priced at $0.09 per share, which represents an amount equal to $0.02 above the average closing price of the Company’s common stock over the prior 30-day period.  Under the Program, an aggregate of 5,401,141 options with prices ranging from $0.06 to $1.05 will be re-priced.  In connection with its decision to adopt the Program, the Company engaged an independent valuation firm to determine the expense to be incurred under Statement of Financial Accounting Standards No. 123 (“FAS 123(R)”) over the remaining life of the options, utilizing the Black-Sholes pricing model.  The Company, in consultation with valuation firm determined that total expense to be incurred by the Company under FAS 123(R) will be an aggregate of $2,022 beginning in 2009 and ending in 2011.

12.           Legal Proceedings

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

Prior to Dr. Frank’s appointment to the our Board of Directors, Dr. and Mrs. Frank purchased 2,000,000 shares of the Company’s common stock on December 8, 2008, at $0.05 per share for an aggregate purchase price of $100,000. Further, Dr. Frank and Mrs. Frank purchased an additional 2,000,000 shares of the Company common stock on January 30, 2009, at $0.05 per share for an aggregate purchase price of $100,000. Dr. Frank is the father-in- law of Mr. Eduard Jaeger, the Company’s Founder and Chief Marketing Officer of the Company.

14.           Gain/Loss Contingency

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of the Company for the three months ended March 31, 2009 and 2008. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales. In 2006, we entered the Canadian market through a distributor, and international sales represented approximately 7% of total sales. In 2007 we entered the European market through distributors and international sales represented approximately 11% of total sales. We plan to continue to increase sales internationally by expanding our distribution in Europe and into other international markets during the fiscal year ending December 31, 2009.

General

Net sales are comprised of gross sales less returns and discounts. Our operating results are seasonal, with a greater percentage of net sales being earned in the third and fourth quarters of our fiscal year due to the fall and winter selling seasons.

Our cost of goods sold includes the FOB cost of the product plus landed costs and a reserve for slow-moving inventory. Landed costs include freight-in, insurance, duties and administrative costs to deliver the finished goods to our distribution warehouse. Cost of goods sold does not include purchasing, warehousing or distribution costs. These costs are captured as incurred on a separate line in operating expenses. Our gross margins may not be comparable to other entities that may include some or all of these costs in the calculation of gross margin.

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions. On September 15, 2006 we entered into a factoring agreement whereby we assigned certain of our accounts receivables with full recourse. This facility allows us to borrow 75% against eligible accounts receivable and 40% against eligible inventory, up to $750,000, with an aggregate limit of up to $2,500,000. On November 30, 2008, the Company entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%.  This facility had an outstanding balance of $1,362,391 at March 31, 2009.  In the third quarter of 2008 we also entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby we financed purchase orders for three customer’s special promotions.  As of March 31, 2009, all of these EPK financed purchase orders totaling approximately $987,000 have been paid and cleared.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our new line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$1,973,128	$114,073	$2,087,201	$1,611,089	$167,577	$1,778,666
International	427,819	2,155	429,974	53,852	18,585	72,437

Total	$2,400,947	$116,228	$2,517,175	$1,664,941	$186,162	$1,851,103

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Since apparel products are a relatively new line, we are using a two year horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three months ended March 31, 2009, our inventory reserve remained unchanged with a current balance of $112,000. For the three months ended March 31, 2008, our inventory reserve remained unchanged with a current balance of $84,000. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/08	137,000
Payments Recorded During the Period	(52,891)
84,109
Adjustment to Reserve for Pre-existing Liabilities	4,000
Accrual for New Liabilities During the Reporting Period	52,891
Reserve Balance 3/31/09	$141,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Since we have reported losses for 2003, 2004, 2005, 2006, 2007 and 2008, we have taken the conservative approach, and fully reserved the deferred tax assets.

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

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Net Sales increased $666,072 or 36.0%, to $2,517,175 in the quarter ended March 31, 2009 from $1,851,103 for the corresponding period in 2008. Three customers accounted for 52.2% of net sales during the quarter ended March 31, 2009 and one customer accounted for 21.9% of net sales for the quarter ended March 31, 2008.  While net sales increased for the first quarter ended March 31, 2009, we have noticed a softening of demand for our products in light of the general downturn in the economy, particularly in those sectors tied to housing and construction, as well as a tightening in the credit markets making it more difficult for us to finance the production of inventory.  We continue to focus our sales efforts on those areas where we see continued growth, the industrial channel, international and safety markets and job specific glove styles.  In addition, we have secured an ongoing purchase order financing arrangement to augment our ability to finance the production of inventory.

Gross Profit increased $114,119 to $908,116 for the quarter ended March 31, 2009 from $793,997 for the corresponding period in 2008. Gross profit, as a percentage of net sales, or gross margin, decreased to 36.1% in the first quarter of 2009 from 42.9% in the same quarter of 2008.  The decrease in gross profit for the quarter of 6.8% was principally due to two factors, (i) the prior year quarter included several one-time credit adjustments that increased gross margin by approximately 3.4%, and (ii) unforeseen rebate adjustments in 2009 pertaining to 2008 sales contracts and a pricing discrepancy adjustment on a 2008 customer invoice, both of which decreased gross margin by approximately 2.6%.  The remaining difference, 0.8%, reflects increased air freight charges as we replenished our inventory in 2009, plus product and customer mix of sales during the current quarter.

Operating Expenses decreased by $516,297, or 26.9%, to $1,402,892 in the first quarter of 2009 from $1,919,189 in the first quarter of 2008. As a percentage of net sales, operating expenses decreased to 55.7% in the first quarter of 2009 from 103.7% in the same period of 2008.  The decreased spending for the first three months of 2009 was due to a cost reduction program we implemented in response to the slowing economy, and our previously announced objective to achieve profitability.  These measures resulted in decreased salaries and benefits expenses of $108,000; decreased marketing and trade show activity of $218,000; decreased travel and entertainment expenses of $46,000 and decreased Financial Accounting Standards No. 123R options expense of $64,000; decreased office operating expenses of $54,000; decreased outside services, primarily warehousing, of $36,000.  We are continuing our efforts to identify and capitalize on cost saving measures and opportunities in these and other areas.  Our number of employees decreased to 22 at March 31, 2009 from 23 at March 31, 2008.

Loss from Operations decreased $630,416 or 56.0%, to ($494,776) in the first quarter of 2009 from ($1,125,192) in first quarter of 2008. Loss from operations as a percentage of net sales decreased to (19.7%) in the first quarter of 2009 from (60.8%) in the first quarter of 2008.  The decrease in loss from operations in the three month period was primarily the result of the cost cutting measures and commensurate decrease in operating expenses, as discussed above, plus the increase in sales.

Interest Expense decreased $11,224 to $23,793 in the first quarter of 2009 from $35,017 in the same period of 2008 due to reduced borrowing under our bank factoring agreement.

Interest Income decreased $3,013 in the first quarter of 2009 to $222 from $3,235 in the first quarter of 2008.  Interest income is a result of investment of funds from prior private equity funding.

Other Income (Expense) net was ($1,682) in the first quarter of 2009 as compared with $5,924 in the first quarter of 2008.  Change in the fair value of warrant liability was ($1,951) in the first quarter of 2009 as compared to $-0- for the first quarter of 2008. This change represented the difference in the fair value of warrants recorded as liabilities at their issue date on November 10, 2008. This warrant is revalued at the end of each reporting period until the terms of the agreement for the warrants issued, that resulted in liability accounting, are satisfied.

Net Loss decreased $630,365 to ($521,495) in the first quarter of 2009 from ($1,151,860) in the first quarter of 2008.  This decreased loss is the result of the combination of each of the factors discussed above, principally the reduction in operating expenses and increased sales.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to experience a significant slow-down, which also affects the Company, this was mitigated by the successful introduction of a new product designed specifically for the oil and gas industries.

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

In July 2008 we entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby we financed purchase orders for three customer’s special promotions. This facility remains available to us.

In February 2009, we completed a private placement transaction with trusts and other high net worth individuals.  Pursuant to its subscription agreements with these investors, we sold 30,147,698 shares of common stock, at $0.05 per share.  We received net proceeds of approximately $1.51 million in the private placement.

Off Balance Sheet Arrangements

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  The Company has adopted SFAS 161 and determined that it has no effect on its condensed consolidated financial statements.

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

Our glove products are manufactured by 3 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products are currently manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 9% of our fiscal 2008 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

We completed private placements on May 9, 2006, September 21, 2007, April 22, 2008 and February 5, 2009 relating to the sale of 9,761,593, 5,250,000, 7,075,000 and 30,147,698 shares of our common stock, respectively.  The sale of these shares could further depress the market price of our common stock.  Sales of a significant number of shares of our common stock in the open market could cause additional harm to the market price of our common stock.  Further reduction in the market price for our shares could make it more difficult to raise funds through future equity offerings.

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

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:  (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Controls and Procedures

Based upon an evaluation at the end of the period covered by this report, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive and principal accounting officers, or person’s performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

The Company’s disclosure controls and procedures, and internal controls over financial reporting, provide reasonable, but not absolute, assurance that all deficiencies in design and or operation of those control systems, or all instances of errors or fraud, will be prevented or detected.  Those control systems are designed to provide reasonable assurance of achieving the goals of those systems in light of the Company’s resources and nature of the Company’s business operations.  The Company’s disclosure controls and procedures, and internal control over financial reporting, remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.                      EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Exclusive License and Distributorship Agreement, dated January 6, 2009, by and between the Company and ORR Safety Corporation.*
10.2	Form of Subscription Agreement.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 15, 2009	By:	/s/ Thomas Kreig
Thomas Kreig, Principal Accounting Officer