Form 10-Q
period 2009-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2009-08-13
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

As of August 12, 2009, the registrant had 72,951,183 shares of common stock issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (unaudited)
AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$436,144	$215,203
Accounts receivable net of allowance for doubtful accounts of $85,000 and $60,000	1,155,691	1,705,435
Inventory, net of reserve of $112,000 and $112,000	3,629,255	3,132,842
Deposits on inventory	884,985	271,725
Prepaid and other	134,779	115,400
Total current assets	6,240,854	5,440,605

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	210,828	200,932
Vehicles	43,680	43,680
Office equipment and furniture	137,325	143,478
Leasehold improvements	36,934	36,934
Less: accumulated depreciation	(295,629)	(252,650)
Total property, plant and equipment, net	133,138	172,374

Trademarks, net of $16,464 and $14,073 of accumulated amortization	91,921	94,312
Deposits and other	11,354	11,354
Total Assets	$6,477,267	$5,718,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,844,667	$1,799,020
Line of credit	1,366,827	1,599,300
Total current liabilities	3,211,494	3,398,320

Fair value of warrant liability	5,700	2,097

Total Liabilities	3,217,194	3,400,417

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 72,951,183 and 42,803,487 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	72,951	42,804
Additional paid-in capital	17,614,609	15,922,832
Accumulated deficit	(14,427,487)	(13,647,408)
Total Stockholders’ Equity	3,260,073	2,318,228
Total Liabilities and Stockholders’ Equity	$6,477,267	$5,718,645

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Net sales	$3,082,728	$1,969,216	5,599,903	3,820,319

COST OF SALES
Cost of sales	1,896,128	1,204,783	3,505,187	2,261,889

GROSS PROFIT	1,186,600	764,433	2,094,716	1,558,430

OPERATING EXPENSES
General and administrative	535,397	622,238	1,083,920	1,300,517
Sales and marketing	665,833	806,506	1,243,093	1,705,537
Research and development	51,732	103,952	143,692	208,866
Purchasing, warehousing and distribution	139,425	191,841	301,061	404,775
Depreciation and amortization	22,167	24,787	45,680	48,818

Total operating expenses	1,414,554	1,749,324	2,817,446	3,668,513

LOSS FROM OPERATIONS	(227,954)	(984,891)	(722,730)	(2,110,083)

OTHER INCOME (EXPENSE)

Interest expense	(19,267)	(24,710)	(43,060)	(59,728)
Interest income	245	1,306	467	4,541
Change in fair value of warrant liability	(1,652)	-	(3,603)	-
Other income (expense), net	7,708	(11,720)	7,977	(2,706)
Unrealized gain (loss) on financing activities	-	1,575	-	(1,515)
Litigation settlement	(17,183)	-	(17,183)	-
Loss on disposition of equipment	(480)	-	(480)	-
Total other income (expense)	(30,629)	(33,549)	(55,882)	(59,408)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(258,583)	(1,018,440)	(778,612)	(2,169,491)

PROVISION FOR INCOME TAXES	-	-	1,466	810

NET LOSS	$(258,583)	$(1,018,440)	(780,078)	(2,170,301)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.02)	(0.01)	(0.06)

WEIGHTED AVERAGECOMMON SHARES OUTSTANDING	72,951,183	40,754,064	66,954,957	38,071,784

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(780,078)	$(2,170,301)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	25,000	42,000
Depreciation	43,289	46,544
Amortization	2,391	2,274
Disposal of equipment	(1,100)	-
Change in fair value of warrant liability	3,603	-
Non-cash compensation:
Stock option expense	214,539	346,240
Changes in operating assets and liabilities:
Accounts receivable	524,743	3,277,771
Inventory	(496,413)	(960,919)
Deposits on inventory	(613,260)	(153,848)
Deposits	-	(4,063)
Prepaid and other	(19,379)	42,556
Accounts payable and accrued liabilities	45,647	(1,184,484)

Net cash flows provided by (used in) operating activities	(1,051,018)	(716,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(2,953)	(25,655)
Investment in trademarks	-	(13,055)
Net cash flows used in investing activities	(2,953)	(38,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,507,385	1,384,070
Drawdown (payback) on bank line of credit	(232,472)	(1,060,630)
Payments on capital leases	-	(1,642)
Net cash flows provided by (used in) financing activities	1,274,913	321,798

NET INCREASE (DECREASE) IN CASH	220,942	(433,142)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	215,203	585,826
CASH AND CASH EQUIVALENTS END OF PERIOD	$436,144	$152,684

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$43,060	$59,728
Income taxes	1,466	810
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

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs.) Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months and six months ended June 30, 2009 were $1,896,128 and $3,505,187, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and six months ending June 30, 2009 were $139,428 and $301,063, respectively. These costs were comprised of salaries and benefits of approximately $53,000 and $105,000; office expenses of approximately $3,000 and $6,000; travel and lodging of approximately $500 and $800; and warehouse operations of approximately $83,000 and $189,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and six months ending June 30, 2009 were approximately $8,000 or 0.2% and $49,000 or 0.8%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and six months ending June 30, 2009 were approximately $417,000 or 11.9% and $444,000 or 7.1%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and six months ending June 30, 2009 were approximately $31,000 or 0.9% and $53,000 or 0.8%, respectively. Adjustments to the product returns reserve for the three and six months ending June 30, 2009 were approximately ($108,000) or (3.1%) and ($104,000) or (1.7%), respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/08	$137,000
Payments Recorded During the Period	(52,891)
84,109
Adjustment to Reserve for Pre-existing Liabilities	4,000
Accrual for New Liabilities During the Reporting Period	52,891
Reserve Balance 3/31/09	141,000
Payments Recorded During the Period	(425,322)
(284,322)
Adjustment to Reserve for Pre-existing Liabilities	(108,000)
Accrual for New Liabilities During the Reporting Period	425,322
Reserve Balance 6/30/09	$33,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the six months ended June 30, 2009 and 2008 were $238,544 and $406,755, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $2,057,000 or 67% of net sales for the quarter ended June 30, 2009 and two customers accounted for approximately $2,973,000 or 53% for the six months ended June 30, 2009.  Two customers accounted for approximately $602,000 or 31% of net sales for the quarter ended June 30, 2008 and approximately $1,230,000 or 32% for the six months ended June 30, 2008.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 88% of total purchases during the quarter ended June 30, 2009 and 82% for the six months ended June 30, 2009. One supplier, which is located overseas, accounted for approximately 60% of total purchases during the quarter ended June 30, 2008 and 51% for the six months ended June 30, 2008.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

	Quarter
	Ended June 30,
	2009	2008
Options outstanding under the Company’s stock option plans	5,628,154	5,337,722
Common Stock Warrants	10,175,994	10,454,522

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

The components of the provision for income taxes for the quarters ended June 30, 2009 and 2008 were $-0- and $-0-, respectively, for the current state provisions. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At June 30, 2009 and December 31, 2008, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of June 30, 2009 and December 31, 2008. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Warrant liability	$-	$5,700	$-	$-	$2,097	$-

The Company’s warrant liability arises from warrants issued to a third party in exchange for services.  The fair value of these warrants is indirectly measurable using a Black-Scholes pricing model and therefore qualifies as Level 2.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have adopted SFAS 159 and determined that it has no effect on our condensed consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  We have adopted SFAS 160 and determined that it has no effect on our condensed consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007.  SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007.  We will continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  We adopted SFAS 161 and determined that it has no effect on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We are currently evaluating the impact of SFAS 162 on our condensed consolidated financial statements but do not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  We adopted SFAS 163 and determined that it has no effect on our condensed consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, we are required to adopt this standard in 2010.  We are evaluating the impact the adoption of SFAS 166 will have on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, we are required to adopt this standard in 2010. We are evaluating the impact the adoption of SFAS 167 will have on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We are currently evaluating the impact of SFAS 168 on our consolidated financial statements but do not expect it to have a material effect.

3.   Inventory

At June 30, 2009 and 2008 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $112,000 at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008

Finished goods	$3,629,255	$3,132,842

4.   Property and equipment

Property and equipment consisted of the following:

	June 30, 2009	December 31,
		2008

Computer hardware and software	$210,828	$200,932
Furniture and equipment	137,325	143,478
Vehicle	43,680	43,680
Leasehold improvements	36,934	36,934
	428,767	425,024
Less accumulated depreciation	(295,629)	(252,650)
Property and equipment, net	$133,138	$172,374

Depreciation expense for the six months ended June 30, 2009 and 2008 was $43,289 and $46,544, respectively.

5.   Trademarks and Patents

Trademarks and patents consisted of the following:

	June 30,	December 31,
	2009	2008

Trademarks	$88,241	$88,241
Patents	20,144	20,144
Less: Accumulated amortization	(16,464)	(14,073)
Trademarks and Patents, net	$91,921	$94,312

Trademarks and patents consist of definite-lived trademarks and patents of $68,982 and indefinite-lived trademarks and patents of $39,403 at June 30, 2009 and December 31, 2008. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $2,391 and $2,274 for the six months ended June 30, 2009 and 2008, respectively.

6.   Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2009:

	June 30, 2009	December 31, 2008
Accounts payable	$971,107	$896,600
Accrued inventory	306,412	76,224
Accrued rebates and co-op	170,017	228,376
Accrued returns reserve	33,000	137,000
Accrued expenses - other	364,131	460,820
Total accounts payable and accrued expenses	$1,844,667	$1,799,020

7.   Bank Lines of Credit

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc., dba Wells Fargo Trade Capital Services, Inc. (“WFTC”), whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as WFTC shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months.  On November 30, 2008, the Company entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%.  As of June 30, 2009 and December 31, 2008, total amount due to WFTC was $1,366,827 and $1,599,300, respectively.

On July 25, 2008 the Company entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby the Company would finance purchase orders for three customer’s special promotions.  In conjunction with this agreement an intercreditor agreement was executed between the Company, WFTC and EPK whereby WFTC would waive its security interest in the inventory purchased under the EPK financed purchase orders and, when the Company presented the sales invoices from these three customers for this promotional inventory, WFTC would accept these sales as collateral and remit the eligible funds first to EPK for approved principal, interest and fees, and then to the Company.  As of December 31, 2008, all of these EPK financed purchase orders totaling approximately $987,000 have been paid and cleared.  As of June 30, 2009 there has been no additional borrowing under this Agreement.

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

In May 2009, our Board of Directors approved an amendment to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan, or 2006 Plan, to increase from 4,250,000 to 11,000,000 the number of shares of our common stock available for issuance pursuant to equity awards granted under the 2006 Plan.  As a result of recent equity capital raises, the 2006 Plan’s percentage of total outstanding shares has been significantly reduced.  Accordingly, to ensure that we may continue to attract key employees and directors who are expected to contribute to our success, our Board of Directors approved the aforementioned amendment to the 2006 Plan to increase the number of shares available for issuance pursuant to awards granted thereunder.

In May 2009, our Board of Directors adopted an option re-pricing program (the “Program”). Pursuant to the terms of the Program all issued and outstanding options under the Company’s 2000 Stock Incentive Plan and 2006 Stock Incentive Plan would be re-priced at $0.09 per share, which represents an amount equal to $0.02 above the average closing price of the Company’s common stock over the prior 30-day period.  Under the Program, an aggregate of 5,401,141 options with prices ranging from $0.06 to $1.05 will be re-priced.  In connection with its decision to adopt the Program, the Company engaged an independent valuation firm to determine the expense to be incurred under Statement of Financial Accounting Standards No. 123 (“FAS 123r”) over the remaining life of the options, utilizing the Black-Sholes pricing model.  The Company, in consultation with valuation firm determined that total expense to be incurred by the Company under FAS 123r will be an aggregate of $2,022 beginning in 2009 and ending in 2011.

There were 72,951,183 shares of common stock of the Company outstanding at June 30, 2009.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2008	10,115,994	$0.93
Warrants issued	60,000	$0.05
Warrants outstanding at March 31, 2009	10,175,994	$0.93
Warrants outstanding at June 30, 2009	10,175,994	$0.93

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

Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). In June, 2009, the shareholders of the Company approved an increase in the number of shares of common stock reserved under the 2006 Plan to 11,000,000 shares.  Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

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

There were no stock options issued during the quarter ended June 30, 2009.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	5,747,069	$0.55
Granted	-	-
Exercised	-	-
Cancelled/Expired	(77,136)	$0.44
Outstanding at March 31, 2009	5,669,933	$0.56
Granted	-
Exercised	-
Cancelled/Expired	(108,915)	$0.50
Outstanding at June 30, 2009	5,628,154	$0.56
Exercisable at June 30, 2009	4,872,634	$0.55

The following tables summarize information about stock options outstanding at June 30, 2009:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.06 - $0.35	2,807,263	5.63	$0.31	$13,286
$0.38 - $1.05	2,820,891	6.95	$0.73	$14,854

The following tables summarize information about stock options exercisable at June 30, 2009:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.06 - $0.35	2,698,770	5.47	$0.32	$12,744
$0.38 - $1.05	2,173,864	8.13	$0.74	$23,406

The Company recorded $214,539 and $346,240 of compensation expense for employee stock options during the six months ended June 30, 2009 and 2008, respectively. These compensation expense charges were recorded in the following operating expense categories for 2009 and 2008 respectively, general and administrative - $108,733 and $214,386; sales and marketing - $73,902 and $96,703; research and development - $17,335 and $20,653; and purchasing, warehousing and distribution - $14,569 and $14,498. There was a total of $442,581 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at June 30, 2009. This cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the six months ended June 30, 2009 was $204,907.

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

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarter ended June 30, 2009 as follows:

June 30, 2009
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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at June 30, 2009 consisted of the following:

2009
Deferred tax assets
Net operating loss carryforward	$4,582,604
Stock option expense	866,170
Allowance for doubtful accounts	36,414
Allowance for product returns	14,137
Accrued compensation	79,151
Inventory reserve	47,981
Other	3,678
Valuation allowance	(5,239,541)
Total deferred tax assets	390,594
Total deferred tax liabilities	(390,594)
Net deferred tax assets/liabilities	$-

As of June 30, 2009, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2009 through 2011.

As of June 30, 2009, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $10,735,000 and $11,293,000, respectively, that expire between 2009 and 2027.

10.   Commitments and Contingencies

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Rent expense for this facility for the six months ended June 30, 2009 was $93,532.

The Company has various non-cancelable operating leases for office equipment expiring through December 31, 2012.  Equipment lease expense charged to operations under these leases for the six months ended June 30, 2009 was $4,867.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2009	177,306	7,806	185,112
2010	180,318	6,816	187,134
2011	85,200	5,959	91,159
2012	-	5,959	5,959
2013	-	-	-
Thereafter	-	-	-
	$442,824	$26,540	$469,364

Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004, which was subsequently amended on November 26, 2008. Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then: (a) Ironclad California must pay Mr. Jaeger all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date;  (b) Ironclad California must pay a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1) year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers; and (c) all outstanding options issue to Mr. Jaeger under the Company’s 2006 Stock Incentive Plan, or any other plan or agreement approved by the Company’s Board of Directors shall become immediately vested and exercisable. Further, the Separation Agreement, as amended, also provides that the Company’s Board of Directors can’t remove Mr. Jaeger during his then current board term, except for Cause.  Finally, the Separation Agreement requires Mr. Jaeger to sign a general release and non-competition agreement in order to receive the lump sum payment. For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Executive with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Board, in the sole discretion of the Board; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages.

11.   Subsequent Events

In connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 12, 2009.

12.   Legal Proceedings

On February 13, 2009, Ansell Protective Products, Inc. filed a suit against the Company in the United States District Court in the District of New Jersey, alleging infringement of a trademark last used by the Company over three years ago.  Since the Company no longer uses the subject trademark, on June 5, 2009, the Company entered into a settlement with Ansell Protective Products, Inc. pursuant to which the Company paid to Ansell Protective Products the amount of $6,000 to fully settle all claims.

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

Prior to Dr. Frank’s appointment to the Board of Directors, Dr. and Mrs. Frank purchased 2,000,000 shares of the Company’s common stock on December 8, 2008, at $0.05 per share for an aggregate purchase price of $100,000. Further, Dr. Frank and Mrs. Frank purchased an additional 2,000,000 shares of the Company common stock on January 30, 3009, at $0.05 per share for an aggregate purchase price of $100,000. Dr. Frank is the father-in- law of Mr. Eduard Jaeger, the Company’s Founder and Chief Marketing Officer of the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2009 and 2008. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales. In 2006, we entered the Canadian market through a distributor, and international sales represented approximately 7% of total sales. In 2007 we entered the European market through distributors and international sales represented approximately 11% of total sales. International sales in 2008 were approximately 8% of total sales.  We plan to continue to increase sales internationally by expanding our distribution in Europe and into other international markets during the fiscal year ending December 31, 2009.

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions. On September 15, 2006 we entered into a factoring agreement whereby we assigned certain of our accounts receivables with full recourse. This facility allows us to borrow 75% against eligible accounts receivable and 40% against eligible inventory, up to $750,000, with an aggregate limit of up to $2,500,000. On November 30, 2008, we entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%.  This facility had an outstanding balance of $1,366,827 at June 30, 2009.  In the third quarter of 2008 we also entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby we financed purchase orders for three customer’s special promotions.  As of June 30, 2009, all of these EPK financed purchase orders totaling approximately $987,000 have been paid and cleared.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our new line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$4,862,017	$188,935	$5,050,952	$3,436,928	$218,102	$3,655,030
International	545,442	3,509	548,951	120,495	44,794	165,289
Total	$5,407,459	$192,444	$5,599,903	$3,557,423	$262,896	$3,820,319

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Since apparel products are a relatively new line, we are using a two year horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the six months ended June 30, 2009, our inventory reserve remained unchanged with a current balance of $112,000. For the six months ended June 30, 2008, we increased our inventory reserve by $33,000 to a current balance of $117,000 and recorded a corresponding charge to cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/08	$137,000
Payments Recorded During the Period	(52,891)
84,109
Adjustment to Reserve for Pre-existing Liabilities	4,000
Accrual for New Liabilities During the Reporting Period	52,891
Reserve Balance 3/31/09	141,000
Payments Recorded During the Period	(425,322)
(284,322)
Adjustment to Reserve for Pre-existing Liabilities	(108,000)
Accrual for New Liabilities During the Reporting Period	425,322
Reserve Balance 6/30/09	$33,000

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

Valuation of Derivative Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black Scholes Model.  At each period end, or when circumstances indicate that we reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Net Sales increased $1,113,512 or 56.5%, to $3,082,728 in the quarter ended June 30, 2009 from $1,969,216 for the corresponding period in 2008. Two customers accounted for 66.7% of net sales during the quarter ended June 30, 2009 and two customers accounted for 26.0% of net sales for the quarter ended June 30, 2008.   Net Sales increased $1,779,584 or 46.6%, to $5,599,903 in the six months ended June 30, 2009 from $3,820,319 for the corresponding period in 2008.  Two customers accounted for 53.1% of net sales during the six months ended June 30, 2009 and two customers accounted for 27% of net sales for the six months ended June 30, 2008.  While net sales have increased for the quarter and six months ended June 30, 2009, we have noticed a softening of demand for our products in light of the general downturn in the economy, particularly in those sectors tied to housing and construction, as well as a tightening in the credit markets making it more difficult for us to finance the production of inventory.  We continue to focus our sales efforts on those areas where we see continued growth, the industrial channel, international and safety markets and job specific glove styles.

Gross Profit increased $422,167 to $1,186,600 for the quarter ended June 30, 2009 from $764,433 for the corresponding period in 2008. Gross profit, as a percentage of net sales, or gross margin, decreased to 38.5% in the second quarter of 2009 from 38.8% in the same quarter of 2008.  Gross Profit increased $536,286 to $2,094,716 for the six months ended June 30, 2009 from $1,558,430 for the corresponding period in 2008. Gross profit, as a percentage of net sales, or gross margin, decreased to 37.4% in the first six months of 2009 from 40.8% in the same period of 2008.  The decrease in gross profit for the second quarter of 0.3% was minimal and due to changes in product and customer mix.  The decrease in gross profit for the six months ended June 30, 2009 of 3.4% was principally due to unforeseen rebate adjustments in the first quarter of 2009 pertaining to 2008 sales contracts and a pricing discrepancy adjustment on a 2008 customer invoice, both of which decreased gross margin by approximately 2.6%.  The remaining difference, 0.8%, reflects increased air freight charges as we replenished our inventory in 2009, plus product and customer mix of sales during the period.

Operating Expenses decreased by $334,770, or 19.1%, to $1,414,554 in the second quarter of 2009 from $1,749,324 in the second quarter of 2008. As a percentage of net sales, operating expenses decreased to 45.9% in the second quarter of 2009 from 88.8% in the same period of 2008.  Operating Expenses decreased by $851,067, or 23.2%, to $2,817,446 in the first six months of 2009 from $3,668,513 in the first six months of 2008.  As a percentage of net sales, operating expenses decreased to 50.3% in the first six months of 2009 from 96% in the same period of 2008. The decreased spending for the first six months of 2009 was due to a cost reduction program we implemented in response to the slowing economy, and our previously announced objective to achieve profitability.  These measures resulted in decreased salaries and benefits expenses of $166,000; decreased marketing and trade show activity of $359,000; decreased travel and entertainment expenses of $67,000 and decreased Financial Accounting Standards No. 123R options expense of $132,000; decreased office operating expenses of $52,000; decreased outside services, primarily warehousing, of $75,000.  We are continuing our efforts to identify and capitalize on cost saving measures and opportunities in these and other areas.  Our number of employees decreased to 22 at June 30, 2009 from 24 at June 30, 2008.

Loss from Operations decreased $756,937 or 76.9%, to ($227,954) in the second quarter of 2009 from ($984,891) in second quarter of 2008. Loss from operations as a percentage of net sales decreased to (7.4%) in the second quarter of 2009 from (50.0%) in the second quarter of 2008.  Loss from Operations decreased $1,387,353 or 65.7%, to $722,730 in the first six months of 2009 from $2,110,083 in first six months of 2008. Loss from operations as a percentage of net sales decreased to 12.9% in the first six months of 2009 from 55.2% in the first six months of 2008. The decrease in loss from operations in the three and six month periods was primarily the result of the cost cutting measures and commensurate decrease in operating expenses, as discussed above, plus the increase in sales.

Interest Expense decreased $5,444 to $19,267 in the second quarter of 2009 from $24,710 in the same period of 2008 due to reduced borrowing under our bank factoring agreement and lower interest rates.  Interest Expense decreased $16,668 to $43,060 in the first six months of 2009 from $59,728 in the same period of 2008 due to reduced borrowings on our line of credit and lower interest rates.

Interest Income decreased $1,061 in the second quarter of 2009 to $245 from $1,306 in the second quarter of 2008.  Interest Income decreased $4,074 in the first six months of 2009 to $467 from $4,541 in the first six months of 2008.  Interest income is a result of investment of funds from prior private equity funding.

Other Income (Expense) net was $7,708 in the second quarter of 2009 as compared with ($11,720) in the second quarter of 2008.  Other Income (Expense) net was $7,977 in the first six months of 2009 as compared with ($2,706) in the first six months of 2008.  Other income in the second quarter of 2009 is comprised of various adjustments to previously issued credits and disbursements, and other expense in the second quarter of 2008 includes an adjustment for a prior year return of $14,305, offset by an income tax refund of $2,974.   Change in the fair value of warrant liability was ($1,652) in the second quarter of 2009 as compared to $-0- for the second quarter of 2008. Change in the fair value of warrant liability was ($3,603) for the first six months of 2009 as compared to $-0- for the first six months of 2008. This change represented the difference in the fair value of warrants recorded as liabilities at their issue date on November 10, 2008. This warrant is revalued at the end of each reporting period until the terms of the agreement for the warrants issued, that resulted in liability accounting, are satisfied.  Litigation settlement expenses of $17,183 reported in the second quarter of 2009 are the reclassified legal expenses and final settlement associated with the Ansell Protective Products, Inc. trademark infringement lawsuit.

Net Loss decreased $759,857 to ($258,583) in the second quarter of 2009 from ($1,018,440) in the second quarter of 2008.  Net loss decreased $1,390,222 to $780,078 in the first six months of 2009 from $2,170,300 in the first six months of 2008.  This decreased loss is the result of the combination of each of the factors discussed above, principally the reduction in operating expenses and increased sales.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to experience a significant slow-down, which also affects us, this was mitigated by the successful introduction of a new product designed specifically for the oil and gas industries plus an additional promotional order from one of our home center customers.

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

On September 15, 2006 we entered into a new factoring agreement, whereby we assigned certain of our accounts receivable with full recourse. This facility allows us to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) 75% of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable.  On November 30, 2008, we entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%.

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

Off Balance Sheet Arrangements

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have adopted SFAS 159 and determined that it has no effect on our condensed consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  We have adopted SFAS 160 and determined that it has no effect on our condensed consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007.  SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007.  We will continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  We adopted SFAS 161 and determined that it has no effect on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We are currently evaluating the impact of SFAS 162 on our condensed consolidated financial statements but do not expect it to have a material effect.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  We adopted SFAS 163 and determined that it has no effect on our condensed consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, we are required to adopt this standard in 2010.  We are evaluating the impact the adoption of SFAS 166 will have on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, we are required to adopt this standard in 2010. We are evaluating the impact the adoption of SFAS 167 will have on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We are currently evaluating the impact of SFAS 168 on our consolidated financial statements but do not expect it to have a material effect.

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

Our sales growth depends in part on our ability to expand from the hardware and lumber retail channels and industrial distributors that we have focused on for the past nine years into new distribution channels, particularly “Big Box” home centers and work wear and sporting goods retailers. Failure to expand into these mass-market channels could severely limit our growth.

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

Anti-takeoverprovisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Controls and Procedures

As of June 30, 2009, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our disclosure controls and procedures, and internal controls over financial reporting, provide reasonable, but not absolute, assurance that all deficiencies in design and or operation of those control systems, or all instances of errors or fraud, will be prevented or detected.  Those control systems are designed to provide reasonable assurance of achieving the goals of those systems in light of our resources and nature of our business operations.  Our disclosure controls and procedures, and internal control over financial reporting, remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 13, 2009, Ansell Protective Products, Inc. filed a suit against us in the United States District Court in the District of New Jersey, alleging infringement of a trademark last used by us over three years ago.  Since we no longer use the subject trademark, on June 5, 2009 we entered into a settlement with Ansell Protective Products, Inc. pursuant to which we paid Ansell Protective Products, Inc. the amount of $6,000 to fully settle all claims.

ITEM 4:  UNREGISTERED SALES OF EQUITY SECURITIES

On June 16, 2009, we held our 2009 annual meeting of stockholders. At the annual meeting, there were 72,951,196 shares entitled to vote, and 48,319,637 shares (66.2%) were represented at the meeting in person or by proxy. Immediately following the meeting, our board of directors was comprised of Scott Jarus, R.D. Peter Bloomer, Eduard Jaeger, Vane P. Clayton, Scott Alderton and Kenneth Frank. The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1.  Proposal to elect Scott Jarus, R.D. Peter Bloomer, Eduard Jaeger, Vane P. Clayton, Scott Alderton and Kenneth Frank as directors to hold office until the 2009 annual meeting or until their successors are elected and qualified.

Director	For	Against	Abstain
Scott Jarus	47,255,738	--	1,063,899
R.D. Peter Bloomer	47,255,738	--	1,063,899
Eduard Jaeger	47,255,738	--	1,063,899
Vane P. Clayton	45,859,701	1,396,037	1,063,899
Scott Alderton	47,255,738	--	1,063,899
Kenneth Frank	47,255,738	--	1,063,899

2. Proposal to ratify the appointment of Rotenberg & Co., LLP as the Company’s independent accountants for the year ending December 31, 2009.

For	Against	Abstain
44,291,554	17,459	4,010,626

3.  Proposal to approve an approve an amendment to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan to increase the maximum number of shares of common stock that may be issued pursuant to awards granted thereunder from 4,250,000 to 11,000,000 shares.

For	Against	Abstain
33,865,148	5,599,712	--

4.  Proposal to approve an amendment to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan to increase the maximum number of shares of common stock that may be issued pursuant to stock options, restricted stock awards and common stock purchased thereunder from 1,000,000 to 3,000,000 shares.

For	Against	Abstain
33,865,148	5,599,712	--

ITEM 6.   EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Amendment No. 1 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan(1)
10.2	Ironclad Performance Wear Corporation 2009 Profit Sharing Plan(2)
31.1	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed on May 11, 2009.
(2) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed on May 8, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 13, 2009	By:	/s/ Thomas Kreig
Thomas Kreig,
Principal Accounting Officer