Form 10-Q
period 2009-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2009-11-12
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one);

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2009, the registrant had 72,951,183 shares of common stock issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (unaudited)
AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$212,240	$215,203
Accounts receivable net of allowance for doubtful accounts of $100,000 and $60,000	1,285,914	1,705,435
Inventory, net of reserve of $132,000 and $112,000	4,661,939	3,132,842
Deposits on inventory	508,367	271,725
Prepaid and other	156,829	115,400
Total current assets	6,825,289	5,440,605

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	211,303	200,932
Vehicles	43,680	43,680
Office equipment and furniture	138,256	143,478
Leasehold improvements	36,935	36,934
Less: accumulated depreciation	(316,563)	(252,650)
Total property, plant and equipment, net	113,611	172,374

Trademarks, net of $17,660 and $14,073 of accumulated amortization	90,725	94,312
Deposits and other	11,354	11,354
Total Assets	$7,040,979	$5,718,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,191,707	$1,799,020
Line of credit	1,432,783	1,599,300
Total current liabilities	3,624,490	3,398,320

Fair value of warrant liability	5,180	2,097

Total Liabilities	3,629,670	3,400,417

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 72,951,183 and 42,803,487 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	72,951	42,804
Additional paid-in capital	17,756,411	15,922,832
Accumulated deficit	(14,418,053)	(13,647,408)
Total Stockholders’ Equity	3,411,309	2,318,228
Total Liabilities and Stockholders’ Equity	$7,040,979	$5,718,645

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Net sales	$3,598,337	$4,072,693	$9,198,240	$7,893,012

COST OF SALES
Cost of sales	2,207,114	2,507,250	5,712,301	4,769,139

GROSS PROFIT	1,391,223	1,565,443	3,485,939	3,123,873

OPERATING EXPENSES
General and administrative	558,622	602,103	1,642,542	1,902,620
Sales and marketing	587,275	619,693	1,830,368	2,325,230
Research and development	54,866	88,613	198,558	297,479
Purchasing, warehousing and distribution	139,607	156,899	440,668	561,674
Depreciation and amortization	22,130	24,895	67,810	73,713

Total operating expenses	1,362,500	1,492,203	4,179,946	5,160,716

INCOME (LOSS) FROM OPERATIONS	28,723	73,240	(694,007)	(2,036,843)

OTHER INCOME (EXPENSE)

Interest expense	(18,315)	(72,674)	(61,375)	(132,402)
Interest income	6	49	473	4,590
Change in fair value of warrant liability	520	-	(3,083)	-
Other income (expense), net	(1,500)	(43,814)	6,477	(46,520)
Unrealized gain (loss) on financing activities	-	-	-	(1,515)
Litigation settlement	-	-	(17,183)	-
Loss on disposition of equipment	-	-	(480)	-
Total other income (expense)	(19,289)	(116,439)	(75,171)	(175,847)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	9,434	(43,199)	(769,178)	(2,212,690)

PROVISION FOR INCOME TAXES	-	(2,276)	1,466	(1,466)

NET INCOME (LOSS)	$9,434	$(40,923)	$(770,644)	$(2,211,224)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)	$(0.01)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	72,951,183	42,464,504	68,975,664	39,546,712
Diluted	88,456,280	42,464,504	68,975,664	39,546,712

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(770,644)	$(2,211,224)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	40,000	43,000
Depreciation	65,631	70,212
Amortization	3,587	3,501
Change in fair value of warrant liability	3,083	-
Non-cash compensation:
Stock option expense	356,341	478,548
Changes in operating assets and liabilities:
Accounts receivable	379,521	1,576,065
Inventory	(1,529,096)	(1,129,281)
Deposits on inventory	(236,642)	(46,342)
Deposits	-	1,012
Prepaid and other	(41,429)	(47,512)
Accounts payable and accrued liabilities	392,685	129,304

Net cash flows provided by (used in) operating activities	(1,336,963)	(1,132,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(6,868)	(25,655)
Investment in trademarks	-	(14,555)
Net cash flows used in investing activities	(6,868)	(40,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,507,385	1,415,000
Offering costs	-	(30,930)
Drawdown (payback) on bank line of credit	(166,517)	(718,490)
Payments on capital leases	-	(1,642)
Net cash flows provided by (used in) financing activities	1,340,868	663,938

NET INCREASE (DECREASE) IN CASH	(2,963)	(508,989)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	215,203	585,826
CASH AND CASH EQUIVALENTS END OF PERIOD	$212,240	$76,837

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$61,375	$132,402
Income taxes	$1,466	$1,508

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers. The Company has received five patents and four patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 56 registered U.S. trademarks, 10 registered international trademarks, 10 in-use U.S. trademarks and 3 in-use international trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

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

Operating Segment Reporting

As previously discussed, the Company has two product lines, “gloves” and “apparel,” both of which have similar characteristics.  They each provide functional protection and comfort to workers in the form of workwear for various parts of the body; their production processes are similar; they are both sold to the same type of class of customers, typically on the same purchase order; and they are warehoused and distributed from the same warehouse facility.  In addition, the “apparel” segment currently comprises less than 10% of the Company’s revenues.  The Company believes that the aggregation criteria of FASB ASC 280, paragraph 17 applies and will accordingly aggregate these two segments.

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

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs.) Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months and nine months ended September 30, 2009 were $2,207,114 and $5,712,301, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and nine months ending September 30, 2009 were $139,607 and $440,668, respectively. These costs were comprised of salaries and benefits of approximately $56,000 and $162,000; office expenses of approximately $4,000 and $10,000; travel and lodging of approximately $3,700 and $4,500; and warehouse operations of approximately $75,000 and $265,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and nine months ending September 30, 2009 were approximately $22,000 or 0.6% and $71,000 or 0.7%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and nine months ending September 30, 2009 were approximately $7,000 or 0.2% and $466,000 or 4.6%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and nine months ending September 30, 2009 were approximately $22,000 or 0.6% and $74,000 or 0.7%, respectively. Adjustments to the product returns reserve for the three and nine months ending September 30, 2009 were approximately $47,000 or 1.3% and ($57,000) or (0.6%), respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/08	$137,000
Payments Recorded During the Period	(52,891)
84,109
Adjustment to Reserve for Pre-existing Liabilities	4,000
Accrual for New Liabilities During the Reporting Period	52,891
Reserve Balance 3/31/09	141,000
Payments Recorded During the Period	(425,322)
(284,322)
Adjustment to Reserve for Pre-existing Liabilities	(108,000)
Accrual for New Liabilities During the Reporting Period	425,322
Reserve Balance 6/30/09	33,000
Payments Recorded During the Period	29,157
62,157
Adjustment to Reserve for Pre-existing Liabilities	47,000
Accrual for New Liabilities During the Reporting Period	(29,157)
Reserve Balance 9/30/09	$80,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the nine months ended September 30, 2009 and 2008 were $401,110 and $569,751, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Three customers accounted for approximately $2,038,000 or 57% of net sales for the quarter ended September 30, 2009 and two customers accounted for approximately $4,613,000 or 50% for the nine months ended September 30, 2009.  Three customers accounted for approximately $2,189,000 or 51% of net sales for the quarter ended September 30, 2008 and one customer accounted for approximately $1,847,000 or 21% for the nine months ended September 30, 2008.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 84% of total purchases during the quarter ended September 30, 2009 and 83% for the nine months ended September 30, 2009. Two suppliers, who are located overseas, accounted for approximately 66% of total purchases during the quarter ended September 30, 2008 and 68% for the nine months ended September 30, 2008.

Loss Per Share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented because the effect would have been anti-dilutive:

	Quarter Ended September 30,
	2009	2008
Options outstanding under the Company’s stock option plans	9,773,154	5,247,407
Common Stock Warrants	10,175,994	10,454,522

Income Taxes

The Company adopted the provisions of FASB ASC 740 effective January 1, 2007. The implementation of FASB ASC 740 has not caused the Company to recognize any changes in its identified tax positions. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

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

The components of the provision for income taxes for the quarters ended September 30, 2009 and 2008 were $-0- and ($2,276), respectively, for the current state provisions. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Valuation of Derivative Instruments

FASB ASC 815-10-15 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with FASB ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black-Scholes Model”).  At each period end, or when circumstances indicate that the Company reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under FASB No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), EITF 07-5 is effective for the Company's fiscal year beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009 and determined that it has no material effect on the Company's consolidated financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At September 30, 2009 and December 31, 2008, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

The Company measures the fair value of its financial instruments using the procedures set forth below for all assets and liabilities measured at fair value that were previously carried at fair value pursuant to other accounting guidelines.

Under FASB ASC 820, “Fair Value Measurements” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

FASB ASC 820 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Warrant liability	$-	$5,180	$-	$-	$2,097	$-

The Company’s warrant liability arises from warrants issued to a third party in exchange for services.  The fair value of these warrants is indirectly measurable using a Black-Scholes pricing model and therefore qualifies as Level 2.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 825-10 (Prior authoritative literature: FASB Statement 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”).  FASB ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  FASB ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008.  We have adopted FASB ASC 825-10 and determined that it has no effect on our condensed consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10-65 (Prior authoritative literature: FASB Statement 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).  FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.   We have adopted FASB ASC 810-10-65 and determined that it has no effect on our condensed consolidated financial statements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10 (Prior authoritative literature: FASB Statement 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”).  FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  We adopted FASB ASC 815-10 and determined that it has no effect on our condensed consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 944 (Prior authoritative literature: FASB Statement 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  We adopted FASB ASC 944 and determined that it has no effect on our condensed consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010.  We are evaluating the impact the adoption of FASB ASC 860-10-05 will have on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10-05 (Prior authoritative literature: FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature FASB ASC 860-10-05 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010. We are evaluating the impact the adoption of FASB ASC 810-10-05 will have on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s consolidated financial statements.

3. Inventory

At September 30, 2009 and 2008 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $132,000 at September 30, 2009 and $112,000 at December 31, 2008.

	September 30, 2009	December 31, 2008

Finished goods	$4,661,939	$3,132,842

4. Property and equipment

Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008

Computer hardware and software	$211,303	$200,932
Furniture and equipment	138,256	143,478
Vehicle	43,680	43,680
Leasehold improvements	36,935	36,934

	430,174	425,024
Less accumulated depreciation	(316,563	(252,650)
Property and equipment, net	$113,611	$172,374

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $65,631 and $70,212, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	September 30,	December 31,
	2009	2008

Trademarks	$88,241	$88,241
Patents	20,144	20,144
Less: Accumulated amortization	(17,660)	(14,073)
Trademarks and Patents, net	$90,725	$94,312

Trademarks and patents consist of definite-lived trademarks and patents of $68,982 and indefinite-lived trademarks and patents of $39,403 at September 30, 2009 and December 31, 2008. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $3,587 and $3,501 for the nine months ended September 30, 2009 and 2008, respectively.

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2009:

	September 30, 2009	December 31, 2008
Accounts payable	$802,775	$896,600
Accrued inventory	815,915	76,224
Accrued rebates and co-op	172,137	228,376
Accrued returns reserve	80,000	137,000
Accrued expenses - other	320,880	460,820

Total accounts payable and accrued expenses	$2,191,707	$1,799,020

7. Bank Lines of Credit

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc., dba Wells Fargo Trade Capital Services, Inc. (“WFTC”), whereby it assigned certain of its accounts receivables with full recourse. On November 21, 2006, the Company entered into an amendment to this factoring agreement. This facility allows the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances accrues at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as WFTC shall select in its discretion) as its “prime” or base rate for commercial loans and the agreement has an initial term of twenty-four (24) months.  On November 30, 2008, the Company entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%.  As of September 30, 2009 and December 31, 2008, total amount due to WFTC was $1,432,783 and $1,599,300, respectively.

On July 25, 2008 the Company entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby the Company would finance purchase orders for three customer’s special promotions.  In conjunction with this agreement an intercreditor agreement was executed between the Company, WFTC and EPK whereby WFTC would waive its security interest in the inventory purchased under the EPK financed purchase orders and, when the Company presented the sales invoices from these three customers for this promotional inventory, WFTC would accept these sales as collateral and remit the eligible funds first to EPK for approved principal, interest and fees, and then to the Company.  As of December 31, 2008, all of these EPK financed purchase orders totaling approximately $987,000 have been paid and cleared.  As of September 30, 2009 there has been no additional borrowing under this Agreement.

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

In May 2009, our Board of Directors adopted an option re-pricing program (the “Program”). Pursuant to the terms of the Program all issued and outstanding options under the Company’s 2000 Stock Incentive Plan and 2006 Stock Incentive Plan would be re-priced at $0.09 per share, which represents an amount equal to $0.02 above the average closing price of the Company’s common stock over the prior 30-day period.  Under the Program, an aggregate of 5,401,141 options with prices ranging from $0.06 to $1.05 were re-priced.  In connection with its decision to adopt the Program, the Company engaged an independent valuation firm to determine the expense to be incurred under FASB ASC 718 over the remaining life of the options, utilizing the Black-Sholes pricing model.  The Company, in consultation with valuation firm determined that total expense to be incurred by the Company under FASB ASC 718 will be an aggregate of $2,022 beginning in 2009 and ending in 2011.

There were 72,951,183 shares of common stock of the Company outstanding at September 30, 2009.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2008	10,115,994	$0.93
Warrants issued	60,000	$0.05
Warrants outstanding at March 31, 2009	10,175,994	$0.93
Warrants outstanding at June 30, 2009	10,175,994	$0.93
Warrants outstanding at September 30, 2009	10,175,994	$0.93

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

For stock options issued during the quarter ended September 30, 2009, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

September 30, 2009
Risk free interest rate	2.46% - 3.13%
Dividends	-
Volatility factor	310.7%
Expected life	5.5 – 6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	5,747,069	$0.55
Granted	-	-
Exercised	-	-
Cancelled/Expired	(77,136)	$0.44
Outstanding at March 31, 2009	5,669,933	$0.56
Granted	-
Exercised	-
Cancelled/Expired	(108,915)	$0.50
Outstanding at June 30, 2009	5,628,154	$0.09
Granted	4,145,000	$0.095
Exercised	-
Cancelled/Expired	-
Outstanding at September 30, 2009	9,773,154	$0.092
Exercisable at September 30, 2009	5,329,103	$0.09

The following tables summarize information about stock options outstanding at September 30, 2009:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.095	9,773,154	7.58	$0.092	$37,914

The following tables summarize information about stock options exercisable at September 30, 2009:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.095	5,329,103	5.95	$0.09	$30,673

The Company recorded $356,341 and $466,471 of compensation expense for employee stock options during the nine months ended September 30, 2009 and 2008, respectively. These compensation expense charges were recorded in the following operating expense categories for 2009 and 2008 respectively, general and administrative - $190,141 and $284,854; sales and marketing - $116,810 and $128,527; research and development - $26,551 and $31,292; and purchasing, warehousing and distribution - $22,839 and $21,798. There was a total of $694,505 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at September 30, 2009. This cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the nine months ended September 30, 2009 was $327,132.

9. Income Taxes

The Company adopted FASB ASC 740, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” as of January 1, 2007. FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, FASB ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustments were required upon adoption of FASB ASC 740. The Company has provided a full valuation allowance against its deferred tax assets.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2006 through 2008. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2008.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarter ended September 30, 2009 as follows:

September 30, 2009
Statutory regular federal income benefit rate	(34.0)%
State income taxes, net of federal benefit	(5.6)
Change in valuation allowance	39.6
Total	-%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at September 30, 2009 consisted of the following:

2009
Deferred tax assets
Net operating loss carryforward	$4,481,063
Stock option expense	926,918
Allowance for doubtful accounts	42,840
Allowance for product returns	34,272
Accrued compensation	79,466
Inventory reserve	56,549
Other	3,678
Valuation allowance	(5,234,569)
Total deferred tax assets	390,217
Total deferred tax liabilities	(390,217)
Net deferred tax assets/liabilities	$-

As of September 30, 2009, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2009 through 2011.

As of September 30, 2009, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $10,498,000 and $11,042,000, respectively, that expire between 2009 and 2027.

10. Commitments and Contingencies

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Rent expense for this facility for the nine months ended September 30, 2009 was $138,091.

The Company has various non-cancelable operating leases for office equipment expiring through December 31, 2012.  Equipment lease expense charged to operations under these leases for the nine months ended September 30, 2009 was $6,999.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2009	44,559	3,684	48,243
2010	180,318	6,816	187,134
2011	85,200	5,959	91,159
2012	-	5,959	5,959
2013	-	-	-
Thereafter	-	-	-

	$310,077	$22,418	$332,495

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

11. Subsequent Events

In connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards FASB ASC 855-10 “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 10, 2009.

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

13. Gain/Loss Contingency

Early in 2008 the Company became aware that competitors had been importing gloves similar to many of its products under a federal legislation classifying them at a lower duty rate.  This lower duty rate of 2.8% is significantly less than the 10.4% rate the Company had been paying.  The Company filed retroactive, formal protests with the U.S. Customs Department for refund of paid duties for previous entries totaling approximately $165,000.  In late January, 2008, with the concurrence of the local U.S. Customs Department office at the Port of Los Angeles, the Company began receiving new entries under the lower duty rate.  In June, 2008 the Company started receiving approvals for specific prior entries, along with refund checks totaling approximately $24,000.

In July, 2008, the Company received a written denial ruling on its formal protest from the U.S. Customs Department in Washington, DC.  The Company is continuing to contest this denial ruling, but has nevertheless started receiving its products under the old duty rate of 10.4% going forward.

During the period from January to July, 2008, the Company paid duties, calculated at the lower duty rate, of approximately $36,000.  Had those entries been calculated at the higher duty rate the Company would have incurred additional duties of approximately $134,000.  The Company paid the approximately $134,000 of the additional duties due for the entries received at the lower rate in the first half of the year by the end of 2008.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2009 and 2008. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales. In 2006, we entered the Canadian market through a distributor, and international sales represented approximately 7% of total sales. In 2007 we entered the European market through distributors and international sales represented approximately 11% of total sales. International sales in 2008 were approximately 8% of total sales.  For the first nine months of 2009 international sales represent approximately 11% of total sales.  We plan to continue to increase sales internationally by expanding our distribution in Europe and into other international markets during the fiscal year ending December 31, 2009.

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions. On September 15, 2006 we entered into a factoring agreement whereby we assigned certain of our accounts receivables with full recourse. This facility allows us to borrow 75% against eligible accounts receivable and 40% against eligible inventory, up to $750,000, with an aggregate limit of up to $2,500,000. On November 30, 2008, we entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%.  This facility had an outstanding balance of $1,432,783 at September 30, 2009.  In the third quarter of 2008 we also entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby we financed purchase orders for three customer’s special promotions.  All of these EPK financed purchase orders totaling approximately $987,000 have been paid and cleared in 2008.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our new line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$8,010,136	$219,482	$8,229,618	$6,834,756	$436,383	$7,271,139
International	963,150	5,472	968,622	573,317	48,556	621,873
Total	$8,973,286	$224,954	$9,198,240	$7,408,073	$484,939	$7,893,012

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Since apparel products are a relatively new line, we are using a two year horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the nine months ended September 30, 2009, we have increased our inventory reserve by $20,000 to a current balance of $132,000. For the nine months ended September 30, 2008, we decreased our inventory reserve by $5,000 to a current balance of $112,000 and recorded a corresponding credit to cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/08	$137,000
Payments Recorded During the Period	(52,891)
84,109
Adjustment to Reserve for Pre-existing Liabilities	4,000
Accrual for New Liabilities During the Reporting Period	52,891
Reserve Balance 3/31/09	141,000
Payments Recorded During the Period	(425,322)
(284,322)
Adjustment to Reserve for Pre-existing Liabilities	(108,000)
Accrual for New Liabilities During the Reporting Period	425,322
Reserve Balance 6/30/09	33,000
Payments Recorded During the Period	29,157
62,157
Adjustment to Reserve for Pre-existing Liabilities	47,000
Accrual for New Liabilities During the Reporting Period	(29,157)
Reserve Balance 9/30/09	$80,000

Stock Based Compensation

On January 1, 2006, we adopted the provisions of FASB ASC 718, Share-Based Payment (formerly “SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods and services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our Stock Option Plans. The statement provides for, and we have elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under FASB ASC 718 for pro forma disclosures.

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

Valuation of Derivative Instruments

FASB ASC 815 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black Scholes Model.  At each period end, or when circumstances indicate that we reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Net Sales decreased $474,356 or 11.6%, to $3,598,337 in the quarter ended September 30, 2009 from $4,072,693 for the corresponding period in 2008. Three customers accounted for 56.6% of net sales during the quarter ended September 30, 2009 and three customers accounted for 51.2% of net sales for the quarter ended September 30, 2008.   Net Sales increased $1,305,228 or 16.5%, to $9,198,240 in the nine months ended September 30, 2009 from $7,893,012 for the corresponding period in 2008.  Two customers accounted for 50.2% of net sales during the nine months ended September 30, 2009 and one customer accounted for 20.9% of net sales for the nine months ended September 30, 2008.  While net sales have decreased for the quarter due to seasonal shifts in demand, we have experienced an increase in net sales for the nine months ended September 30, 2009. Additionally, we have noticed a softening of demand for our products in light of the general downturn in the economy, particularly in those sectors tied to housing and construction, as well as a tightening in the credit markets making it more difficult for us to finance the production of inventory.  We continue to focus our sales efforts on those areas where we see continued growth, the industrial channel, international and safety markets and job specific glove styles.

Gross Profit decreased $174,220 to $1,391,223 for the quarter ended September 30, 2009 from $1,565,443 for the corresponding period in 2008. Gross profit, as a percentage of net sales, or gross margin, increased to 38.7% in the third quarter of 2009 from 38.4% in the same quarter of 2008.  Gross Profit increased $362,066 to $3,485,939 for the nine months ended September 30, 2009 from $3,123,873 for the corresponding period in 2008. Gross profit, as a percentage of net sales, or gross margin, decreased to 37.9% in the first nine months of 2009 from 39.6% in the same period of 2008.  The increase in gross profit for the third quarter of 0.3% was minimal and due to changes in product and customer mix.  The decrease in gross profit for the nine months ended September 30, 2009 of 1.7% was principally due to unforeseen rebate adjustments in the first quarter of 2009 pertaining to 2008 sales contracts and a pricing discrepancy adjustment on a 2008 customer invoice, both of which decreased gross margin by approximately 1.6%.  The remaining difference, 0.1%, reflects increased air freight charges as we replenished our inventory in 2009, plus product and customer mix of sales during the period.

Operating Expenses decreased by $129,703, or 8.7%, to $1,362,500 in the third quarter of 2009 from $1,492,203 in the third quarter of 2008. As a percentage of net sales, operating expenses increased to 37.9% in the third quarter of 2009 from 36.6% in the same period of 2008.  Operating Expenses decreased by $980,770, or 19.0%, to $4,179,946 in the first nine months of 2009 from $5,160,716 in the first nine months of 2008.  As a percentage of net sales, operating expenses decreased to 45.4% in the first nine months of 2009 from 65.4% in the same period of 2008. The decreased spending for the first nine months of 2009 was due to a cost reduction program we implemented in response to the slowing economy, and our previously announced objective to achieve profitability.  These measures resulted in decreased salaries and benefits expenses of $316,000; decreased marketing and trade show activity of $350,000; decreased travel and entertainment expenses of $127,000 and decreased FASB ASC 718 options expense of $100,000 and decreased outside services, primarily warehousing, of $88,000.  We are continuing our efforts to identify and capitalize on cost saving measures and opportunities in these and other areas.  Our number of employees decreased to 21 at September 30, 2009 from 22 at September 30, 2008.

Income from Operations decreased $44,517 or 60.8%, to $28,723 in the third quarter of 2009 from $73,240 in third quarter of 2008. Income from operations as a percentage of net sales decreased to 0.8% in the third quarter of 2009 from 1.8% in the third quarter of 2008.  Loss from Operations decreased $1,342,836 or 65.9%, to $694,007 in the first nine months of 2009 from $2,036,843 in first nine months of 2008. Loss from operations as a percentage of net sales decreased to 7.5% in the first nine months of 2009 from 25.8% in the first nine months of 2008. The decrease in income/loss from operations in the three and nine month periods was primarily the result of the cost cutting measures and commensurate decrease in operating expenses, as discussed above, plus the increase in sales.

Interest Expense decreased $54,359 to $18,315 in the third quarter of 2009 from $72,674 in the same period of 2008 due to not utilizing our more expensive purchase order financing facility and reduced borrowing under our bank factoring agreement.  Interest expense decreased $71,027 to $61,375 in the first nine months of 2009 from $132,402 in the same period of 2008 due to not utilizing our more expensive purchase order financing facility and reduced borrowings on our bank factoring agreement.

Interest Income decreased $43 in the third quarter of 2009 to $6 from $49 in the third quarter of 2008.  Interest Income decreased $4,117 in the first nine months of 2009 to $473 from $4,590 in the first nine months of 2008.  Interest income is a result of investment of funds from prior private equity funding.

Other Income (Expense) net was ($1,500) in the third quarter of 2009 as compared with ($43,814) in the third quarter of 2008.  Other Income (Expense) net was $6,477 in the first nine months of 2009 as compared with ($46,520) in the first nine months of 2008.  Other expense in the third quarter of 2009 was a miscellaneous settlement charge.  Other expense in the third quarter of 2008 includes a broker’s fee associated with securing purchase order financing of $70,000 offset by accounting adjustments to customer accounts of $26,186.  Other income in the first nine months of 2009 consists of various accounting adjustments to customers accounts and other expense in the first nine months of 2008 is essentially the same as the third quarter as noted above.  Change in the fair value of warrant liability was $520 in the third quarter of 2009 as compared to $-0- for the third quarter of 2008. Change in the fair value of warrant liability was ($3,083) for the first nine months of 2009 as compared to $-0- for the first nine months of 2008. This change represented the difference in the fair value of warrants recorded as liabilities at their issue date on November 10, 2008. This warrant is revalued at the end of each reporting period until the terms of the agreement for the warrants issued, that resulted in liability accounting, are satisfied.  Litigation settlement expenses of $18,683 reported in the first nine months of 2009 are the reclassified legal expenses and final settlement associated with the Ansell Protective Products, Inc. trademark infringement lawsuit of $17,183 and a settlement fee of $1,500.

Net Income increased $50,357 to $9,434 in the third quarter of 2009 from ($40,923) in the third quarter of 2008.  Net loss decreased $1,440,580 to $770,644 in the first nine months of 2009 from $2,211,224 in the first nine months of 2008.  This decreased loss is the result of the combination of each of the factors discussed above, principally the reduction in operating expenses and increased sales.

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

Off Balance Sheet Arrangements

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 825-10 (Prior authoritative literature: FASB Statement 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”).  FASB ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  FASB ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008.  We have adopted FASB ASC 825-10 and determined that it has no effect on our condensed consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10-65 (Prior authoritative literature: FASB Statement 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).  FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.   We have adopted FASB ASC 810-10-65 and determined that it has no effect on our condensed consolidated financial statements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10 (Prior authoritative literature: FASB Statement 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”).  FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  We adopted FASB ASC 815-10 and determined that it has no effect on our condensed consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 944 (Prior authoritative literature: FASB Statement 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  We adopted FASB ASC 944 and determined that it has no effect on our condensed consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010.  We are evaluating the impact the adoption of FASB ASC 860-10-05 will have on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10-05 (Prior authoritative literature: FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature FASB ASC 860-10-05 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010. We are evaluating the impact the adoption of FASB ASC 810-10-05 will have on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s consolidated financial statements.

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

In addition, the SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving these securities.  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended.  These rules may have the effect of reducing the liquidity of penny stocks.  “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Because our securities may constitute “penny stock” within the meaning of the rules, the rules would apply to us and to our securities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2009, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 6.  EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 12, 2009	By:	/s/ Thomas Kreig
Thomas Kreig
Senior Vice President - Finance