Form 10-K
period 2009-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2010-03-11
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes  ☐No  ☒

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,663,068.

At March 9, 2010, the issuer had 72,951,185 shares of common stock, par value $0.001 per share, issued and outstanding.

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

Item 1.Business.

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

We manufacture our performance gloves and apparel using functional materials, including DuPont™ Kevlar® and Teflon®, Clarino® Synthetic Leather, DriRelease® and Duraclad®.  We incorporate these materials in the manufacturing process to create products that meet the functional and protective requirements of our consumers.  Since inception, we have employed an in-house research and development department responsible for identifying and creating new products and applications, and improving and enhancing existing products.

We currently sell our products in all 50 states and internationally through approximately 9,000 retail outlets.  Our gloves are priced at retail between $8 and $60 per unit, with apparel unit prices ranging from $10 to $80.

Glove Products

Currently, our primary products are our task-specific technical gloves.  Glove products are specially designed for individual user groups.  Currently, we produce and sell 46 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of construction, do-it-yourself, industrial and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, oil and gas workers, hunters, gardeners and do-it-yourself users.  Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion.  Glove products are currently manufactured by multiple suppliers operating in China and Indonesia.  The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply, if necessary.  Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

Apparel

We launched a line of performance apparel products during the fourth quarter of 2005.  This apparel line initially consisted of long and short sleeved shirts designed to increase the comfort and functionality of the wearer by taking into account environmental temperatures and workers’ corresponding perspiration levels.  The apparel is engineered to keep the wearer dry and cool under extreme work conditions.  Ironclad’s apparel products are comparable to Under Armour™ Products, but we have incorporated worker-centric features such as anti-microbials, SPF 30 sunscreen protection and self wicking, and have made our apparel products slightly heavier for durability.  Our existing sales force sells the performance apparel line to our existing customer base.  In 2007, we expanded the apparel line to include performance jackets, pants, shorts, reflective and polo shirts, underwear and tights.  The apparel line is now being manufactured by four suppliers located in Taiwan, Mexico, Vietnam and the Dominican Republic.  Manufacturing capacity for apparel is readily available and we believe that we would be able to replace our current manufacturers and add new manufacturers without significant disruption in supply.

In mid-2008, after completing an internal and competitive analysis, we determined that Ironclad should reduce its focus and attention on performance apparel because of the cost involved in launching a new line of business and promoting this new line into the marketplace.  As a result, we have decreased the number of performance apparel items produced and sold by the Company.  The reduction in performance apparel was guided by our sell-through analysis and a survey of our retail customer’s preferences.  Those apparel items remaining in Ironclad’s offerings will continue to be sold through our existing sales channels.

Competition

Ironclad competes in the following principal markets: industrial, construction and sport.

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

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores, lumber yards, big box home centers, industrial distributors and sporting goods retailers.  We intend to continue to expand into additional large retailers and distributors in 2010.

International Expansion

We began distributing products internationally in 2005 in Australia and Japan.  In 2006, we entered the Canadian market through a distributor.  We expanded into the United Kingdom in 2007 and into Spain and the Netherlands in 2008.  We plan to expand further into Europe and other international markets in the future.

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

We de-emphasized our sports sponsorship, print and television media advertising programs in 2008 and 2009 in an effort to control costs and make better use of our resources.  We will, however, be expanding our efforts on Web sales and marketing through a redesigned Ironclad Website which will focus on e-commerce (i.e. selling gloves and apparel directly to the end consumer).

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

Sales through “Big Box” home centers accounted for approximately 26% of our sales revenue in 2009.  One retailer, Menard, Inc., accounted for approximately 21% of our sales in 2009.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers, large industrial distributors and international channels, which we believe creates significant opportunities for strengthening our brand and expanding our product penetration in the various markets.

Geographic Information

Domestic sales accounted for 88% of our revenue in 2009 and 92% in 2008.  International sales in Australia, the United Kingdom, Canada, the Netherlands and other countries accounted for our remaining revenue in 2009.  All of our fixed assets are located in the United States, principally in California at our headquarters.  Our products are currently manufactured in China, Indonesia, Taiwan, Mexico, Vietnam and the Dominican Republic.

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

Intellectual Property and Proprietary Rights

We currently have five U.S. patents and four U.S. patents pending, which are intended to protect the design and technical innovations found in our performance work gloves.  Following are descriptions of the patents or patents pending.

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

•	Ironclad has designed a new silicone impregnated palm pattern specifically for use in automotive market glove products. This patent is pending.

Ironclad owns the following trademark intellectual property: 54 registered U.S. trademarks, 11 common law U.S. trademarks, 12 registered international trademarks and 1 pending international trademark.  These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image.  We also have 7 copyright marks.

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

Employees

As of March 9, 2010, Ironclad had 21 full-time employees.  Since inception, we have never had a work stoppage, and our employees are not represented by a labor union.  Ironclad considers its relationships with its employees to be positive.

Item 1A.Risk Factors

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

We have funded our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds of the private placements completed on May 9, 2006, September 21, 2007, April 22, 2008 and February 5, 2009, and the factoring agreement entered into on December 7, 2009.  As part of our planned growth, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure.

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

Our sales growth depends in part on our ability to expand from the hardware and lumber retail channels and industrial distributors that we focused on in our first eight years, into new distribution channels, particularly “Big Box” home centers and work wear and sporting goods retailers.  Failure to expand into these mass-market channels could severely limit our growth.

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

Our glove products are manufactured by 3 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products are currently manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 12% of our fiscal 2009 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

We rely in part on patent, trade secret, trade dress and trademark law to protect our rights to certain aspects of our products, including product designs, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks, all of which we believe are important to the success of our products and our competitive position.  There can be no assurance that any of our pending patent or trademark applications will result in the issuance of a registered patent or trademark, or that any patent or trademark granted will be effective in thwarting competition or be held valid if subsequently challenged.  In addition, there can be no assurance that the actions taken by us to protect our proprietary rights will be adequate to prevent imitation of our products, that our proprietary information will not become known to competitors, that we can meaningfully protect our rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on our intellectual property rights.  We could be required to devote substantial resources to enforce our patents and protect our intellectual property, which could divert our resources and result in increased expenses.  In addition, an adverse determination in litigation could subject us to the loss of our rights to a particular patent or other intellectual property, could require us to grant licenses to third parties, could prevent us from manufacturing, selling or using certain aspects of our products or could subject us to substantial liability, any of which could harm our business.

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

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.  In particular, we are heavily dependent on the continued services of Eduard Albert Jaeger, Scott Jarus and the other members of our senior management team.  We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate his employment with us at any time.  Following any termination of employment, these employees would not be subject to any non-competition covenants.  The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

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

Our Articles of Incorporation, as amended, our bylaws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders.  In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Item 1B.      Unresolved Staff Comments.

Not applicable.

Item 2.        Properties.

We lease all of our facilities.  Our headquarters are located at 2201 Park Place, Suite 101, El Segundo, California 90245.  The table below sets forth certain information regarding our leaseholds as of March 9, 2010.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
2201 Park Place, Suite 101 El Segundo, CA	10,600	$14,853	Corporate offices and warehouse

We believe our facilities are adequate to meet our current and near-term needs.

Item 3.        Legal Proceedings.

None

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “ICPW.OB.”  The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from sporadic quotations on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2008
First Quarter	$0.45	$0.17
Second Quarter	$0.32	$0.18
Third Quarter	$0.25	$0.04
Fourth Quarter	$0.15	$0.02
Year Ended December 31, 2009
First Quarter	$0.10	$0.03
Second Quarter	$0.13	$0.06
Third Quarter	$0.15	$0.07
Fourth Quarter	$0.19	$0.08

On March 9, 2010, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.15 per share.  As of March 9, 2010, there were approximately 112 shareholders of record of our common stock.

Dividends

We have never paid dividends on our common stock.  We intend to retain any future earnings for use in our business.

Item 6.        Selected Financial Data.

Not applicable.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2009 and 2008.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Overview

We are a leading designer and manufacturer of branded performance work wear.  Founded in 1998, we have grown and leveraged our proprietary technologies to produce task-specific gloves and performance apparel that are designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions.  We have built and continue to augment our reputation among professionals in the construction and industrial service markets, and do-it-yourself and sporting goods consumers with products specifically designed for individual tasks or task types.  We believe that our dedication to quality and durability and focus on our clients’ needs has created a high level of brand loyalty and has solidified substantial brand equity.

We plan to increase our domestic revenues by leveraging our relationships with existing retailers and industrial distributors, including “Big Box” and sporting goods retailers, increasing our product offerings in new and existing locations, and introducing new products, developed and targeted for specific customers and/or industries.

We believe that our products have international appeal.  In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2009 we entered the Canadian and European markets through distributors and international sales represented approximately 7% - 12% of total sales.  We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2010.

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly.  For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Since apparel products are a relatively new line, we are using a longer horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete.  The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions.  The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products.  Both the write down and reserve adjustments are recorded as charges to cost of goods sold.  For the years ended December 31, 2009 and December 31, 2008 we adjusted our inventory reserve by $20,000 and $28,000, respectively, to a current balance of $132,000 and recorded a corresponding adjustment in cost of goods sold.  All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products.  Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete.  As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Reserve for Warranty Returns

Reserve Balance 12/31/07	$200,000
Payments Recorded During the Period	(721,357)
(521,357)
Adjustment to Reserve for Pre-existing Liabilities	(63,000)
Accrual for New Liabilities During the Reporting Period	721,357

Reserve Balance 12/31/08	137,000
Payments Recorded During the Period	(642,096)
(505,096)
Adjustment to Reserve for Pre-existing Liabilities	5,000
Accrual for New Liabilities During the Reporting Period	642,096

Reserve Balance 12/31/09	$142,000

Stock Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Share-Based Payment (formerly “SFAS 123R”).   This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our stock option plans.  The statement provides for, and we have elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Since we have reported losses for 2003, 2004, 2005, 2006, 2007, 2008 and 2009, uncertainty exists as to whether benefits from deferred tax assets may result and hence we have fully reserved the deferred tax assets.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 810-10-65 (prior authoritative literature: FASB Statement 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).  FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted FASB ASC 810-10-65 and determined that it has no effect on our consolidated financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (prior authoritative literature: FASB Statement 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”).  FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  We adopted FASB ASC 815-10 and determined that it has no effect on our consolidated financial statements.

In May 2008, the FASB issued FASB ASC 944 (prior authoritative literature: FASB Statement 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  We adopted FASB ASC 944 and determined that it has no effect on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860-10-05 (prior authoritative literature: FASB Statement No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010.  We are evaluating the impact the adoption of FASB ASC 860-10-05 will have on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05 (prior authoritative literature: FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature FASB ASC 860-10-05 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010. We are evaluating the impact the adoption of FASB ASC 810-10-05 will have on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2009 and December 31, 2008

Net Sales increased $1,682,145, or 14.1%, to $13,625,272 in the year ended December 31, 2009 from $11,943,127 for the corresponding period in 2008.  This increase was primarily due to increased sales with our industrial customers, notably the oil and gas industry, of approximately $2,147,000, increased sales of approximately $756,000 with existing “Big Box” home center customers, and approximately $710,000 of increased international sales, offset by decreased sales from our housing and construction customers of approximately $1,931,000.  Three customers accounted for approximately 56% of net sales during the year ended December 31, 2009 and approximately 21% of net sales for the year ended December 31, 2008.  We continue to see a softening of demand for our products in light of the general downturn in the economy, particularly in those sectors tied to housing and construction, as well as a tightening in the credit markets making it more difficult for us, and our customers, to finance the production of inventory.  We continue to focus our sales efforts on those areas where we see continued growth, the industrial channel, safety markets and job specific glove styles.

Gross Profit increased $631,439 to $5,191,058 for the year ended December 31, 2009 from $4,559,619 for the year ended December 31, 2008.  Gross profit as a percentage of net sales, or gross margin, decreased to 38.1% in 2009 from 38.2% in 2008.  The decrease in gross margin, while minimal, reflects the ongoing pressures of the current economic climate, product mix and customer sales mix that resulted in lower average selling prices.  Product mix and customer sales mix shifts can affect gross profit in any period.  Sales to “Big Box” home centers generally include an assortment of lower priced products than are sold to other retailers and distributors.  Sales to international distributors are generally at lower gross margin, as the international distributor pays the cost of selling and distributing the product and servicing their customers.  These increased costs have been offset by increased direct factory-to-customer shipments to international and some domestic customers.

Operating Expenses decreased by $967,142, or 14.3%, to $5,800,095 in 2009 from $6,767,237 in 2008.  As a percentage of net sales, operating expenses decreased to 42.6% in 2009 from 56.7% in the same period of 2008.  The decreased spending in 2009 was primarily due to decreased trade show costs, print and cooperative advertising of approximately $498,000; decreased labor costs of $48,000; decreased expenses associated with our status as public company costs of approximately $64,000; decreased legal costs of approximately $83,000; decreased travel and entertainment costs of approximately $141,000; decreased contracted service fees, primarily third-party fulfillment services, of approximately $118,000; decreased ASC 718 options expense of $37,000; and decreased office operating expenses of approximately $61,000.  Our number of employees decreased to 21 at December 31, 2009 from 22 at December 31, 2008.  Expenses associated with being a public company included public accounting and investor relations expenses.

Loss from Operations decreased $1,598,581 or 72.4%, to $609,037 in 2009 from $2,207,618 in 2008.  Loss from operations as a percentage of net sales decreased to 4.5% in 2009 from 18.5% in 2008.  The decreased loss for 2009 was primarily the result of increased sales and gross profit in addition to the ongoing cost containment measures we have implemented to reduce our operating expenses, as discussed above.

Interest Expense decreased $96,826 to $84,863 in 2009 from $181,689 in 2008.  The decrease was primarily due to the elimination of the secondary purchase order financing costs we incurred in the prior year of approximately $65,000, plus reduced bank borrowing in the current year.

Interest Income decreased $5,588 to $525 in 2009 from $6,113 in 2008.  Interest income is a result of the temporary investment of excess funds during the year.  Returns on invested short-term funds are at historical lows.

Other Income (Expense) net was ($11,135) in 2009 as compared with ($116,424) in 2008.  Change in the fair value of warrant liability was $(3,286) in 2009 as compared to ($3,612) for 2008.  This income (expense) primarily represents the difference in the fair value of warrants recorded as liabilities.  In 2009 there were net losses of ($480) on the disposition of equipment.

Net Loss decreased $1,792,022 to $709,742 in 2009 from $2,501,764 in 2008.  This decreased loss is a result of the combination of each of the factors discussed above.

Seasonality and Annual Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period.  We typically generate 55% - 65% of our glove net sales during these months.  Though the overall economy continues to experience a significant slow-down, which began in the second half of 2008, and has also affected the Company, our results have been mitigated by the successful introduction of a new product designed specifically for the oil and gas industries.

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

Operating Activities.  In 2009, cash used in operating activities was $627,691 and consisted primarily of a net loss of $709,742, reduced by non-cash items of $650,791 and increases in inventory of $383,348, deposits on inventory of $14,659 and prepaid and other expenses of $14,981, and decreases in accounts receivable of $160,251, offset by a decrease in accounts payable and accrued expenses of $316,003.

In 2008, cash used in operating activities was $1,001,044 and consisted primarily of a net loss of $2,501,764, reduced by non-cash items of $739,664 and increases in inventory of $3,503 and deposits on inventory of $261,657, and decreases in accounts receivable of $2,595,181, prepaid and other expenses of $70,068, and accounts payable and accrued expenses of $1,639,033.

Investing Activities.  In 2009 and 2008, investing activities were primarily the result of capital expenditures, mainly for computer equipment and trademark applications.  Cash used in investing activities decreased $20,979 to $21,006 for 2009 from $41,985 in 2008.  Expenditures for property and equipment decreased $16,998 and investment in trademarks and patents increased $3,981.

Financing Activities.  Financing activities during 2009 consisted primarily of our net borrowing under our old asset-based credit facility and our new factoring facility, and proceeds from the issuance of common stock.  Cash provided by financing activities was $1,146,046 for 2009.  The increase in cash provided by financing activities was due to proceeds from the issuance of common stock of $1,507,385, offset by net payments on our bank lines of credit of $361,339.

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

Between October 20, 2008 and January 31, 2009, we entered into Subscription Agreements (the “Subscription Agreements”) with various high net worth individuals and trusts (collectively, the “Investors”) pursuant to which we agreed to sell an aggregate of 30,147,698 shares of our common stock, par value $0.001 per share, at $0.05 per share for aggregate proceeds to us of $1,507,384.90 (the “Financing”).  The Financing closed on February 5, 2009.  We used the proceeds received for general working capital purposes and strategic initiatives.

In April 2008, we completed a private placement transaction with trusts and other high net worth individuals.  Pursuant to subscription agreements with these investors, we sold 7,075,000 shares of common stock, at $0.20 per share.  After commissions and expenses, we received net proceeds of approximately $1.38 million in the private placement.

We believe that our cash flows from operations and borrowings available to us under our new senior secured credit facility, the availability of purchase order financing and our continuing cost containment measures will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Our ability to access these sources of liquidity may be negatively impacted by a decrease in demand for our products and the requirement that we meet certain borrowing conditions under our senior secured credit facility, as well as the other factors described in Risk Factors.

Credit Facilities

On September 15, 2006 we entered into a new factoring agreement with Wells Fargo Century, Inc., dba Wells Fargo Trade Capital, Inc. (“WFTC”), whereby we assigned certain of our accounts receivables with full recourse.  On November 21, 2006, we entered into an amendment to this factoring agreement.  This facility allowed us to borrow the lesser of (a) $2,500,000 or (b) the sum of: (i) seventy-five percent (75%) of the net amount of our Eligible Receivables and (ii) 40% of the value of our Eligible Inventory (which amount shall not exceed the lesser of $750,000 and the net amount of our Eligible Receivables) (as such terms are defined in the factoring agreement).  This credit facility did not contain any financial covenants.  All of our assets secured amounts borrowed under the terms of this agreement.  Interest on outstanding balances accrued at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as WFTC selected in its discretion) as its “prime” or base rate for commercial loans and the agreement had an initial term of 24 months.  On November 30, 2008 we entered into another amendment to this factoring agreement whereby our interest rate was increased to Prime plus 2%.  This facility was paid off and replaced in December 2009.

On December 7, 2009 the Company entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigns certain of its accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis.  This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable.  All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 7.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 8.5%.  This agreement has an initial term of thirty-six (36) months.

In July 2008 we entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby we financed purchase orders for three customers’ special promotions.

Off Balance Sheet Arrangements

At December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.         Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ironclad Performance Wear Corporation
2201 Park Place, Ste. 101
El Segundo, California 90245

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying consolidated balance sheets of Ironclad Performance Wear Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the years in the two-year period ended December 31, 2009. Ironclad Performance Wear Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFT Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
March 10, 2010

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2009 AND 2008

ASSETS
	December 31,	December 31,
	2009	2008
CURRENT ASSETS
Cash and equivalents	$712,552	$215,203
Accounts receivable net of allowance for doubtful accounts of $114,000 and $60,000	1,171,014	1,705,435
Due from factor	320,169	-
Inventory, net of reserve for obsolete inventory of $132,000 and $112,000	3,516,190	3,132,842
Deposits on inventory	286,384	271,725
Prepaid and other	130,382	115,400
Total Current Assets	6,136,691	5,440,605

PROPERTY AND EQUIPMENT
Computer equipment and software	212,360	200,932
Vehicle	43,680	43,680
Furniture and equipment	138,256	143,478
Leasehold improvements	38,594	36,934
Less: accumulated depreciation	(335,317)	(252,650)
Total Property and equipment, net	97,573	172,374

OTHER ASSETS
Trademarks and patents, net of accumulated amortization of $19,008 and $14,073	101,727	94,312
Deposits and other	11,354	11,354
Total Other Assets	113,081	105,666

TOTAL ASSETS	$6,347,345	$5,718,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,483,018	$1,799,020
Bank lines of credit	1,237,961	1,599,300
Total current liabilities	2,720,979	3,398,320

Fair value of warrant liability	5,383	2,097
Total Liabilities	2,726,362	3,400,417

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value per share,172,744,750 shares authorized, 72,951,185 and 42,803,487 shares issued and outstanding	72,951	42,804
Capital in Excess of Par Value	17,905,182	15,922,832
Accumulated deficit	(14,357,150)	(13,647,408)
Total Stockholders’ Equity	3,620,983	2,318,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,347,345	$5,718,645

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

REVENUES
Net sales	$13,625,272	$11,943,127

COST OF SALES
Cost of sales	8,434,214	7,383,508

GROSS PROFIT	5,191,058	4,559,619

EXPENSES
General and administrative	2,372,566	2,473,263
Sales and marketing	2,494,371	3,045,615
Research and development	249,967	390,947
Purchasing, warehousing and distribution	595,279	758,970
Depreciation and amortization	87,912	98,442

Total operating expenses	5,800,095	6,767,237

LOSS FROM OPERATIONS	(609,037)	(2,207,618)

OTHER INCOME/(EXPENSE)
Interest expense	(84,863)	(181,689)
Interest income	525	6,113
Unrealized gain (loss) on financing activities	(3,286)	(3,612)
Loss on disposition of equipment	(480)	-
Other income (expense), net	(11,135)	(116,424)

Total other income (expense)	(99,239)	(295,612)

NET LOSS BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES	(708,276)	(2,503,230)
Benefit from (provision for) income taxes	(1,466)	1,466

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(709,742)	$(2,501,764)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.06)

WEIGHTED AVERAGE COMMON SHARE	69,977,713	40,392,214

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to common shareholders	$(709,742)	$(2,501,764)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	54,000	27,000
Inventory reserve	20,000	28,000
Depreciation	82,978	93,675
Amortization	4,935	4,767
Warrants issued as financing cost	-	3,019
Loss on disposition of equipment	480	-
Change in fair value of warrant liability	3,286	(922)
Non-cash compensation:
Common stock issued for services	-	70,000
Options issued for services	-	2,500
Stock option expense	505,112	539,625
Changes in operating assets and liabilities:
Receivables	160,251	2,595,181
Inventory	(403,348)	(31,503)
Deposits on inventory	(14,659)	(261,657)
Prepaid and other	(14,981)	70,068
Accounts payable and accrued expenses	(316,003)	(1,639,034)
Net cash flows used in operating activities	(627,691)	(1,001,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(8,656)	(25,654)
Investment in trademarks and patents	(12,350)	(16,331)
Net cash flows used in investing activities	(21,006)	(41,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from bank lines of credit	(361,339)	(710,021)
Proceeds from issuance of common stock	1,507,385	1,415,000
Offering costs	-	(30,930)
Payments on capital leases	-	(1,642)
Net cash flows provided by financing activities	1,146,046	672,407

NET INCREASE (DECREASE) IN CASH	497,349	(370,623)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	215,203	585,826
CASH AND CASH EQUIVALENTS END OF PERIOD	$712,552	$215,203

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash (paid) received during the year for:
Payment to extinguish bank line of credit with Wells Fargo Trade Credit	$(1,326,005	$-
Proceeds from new bank line of credit with First Capital Western Region	1,326,005	-
Interest paid in cash	(84,863)	(181,689)
Income taxes paid	(1,466)	(1,508)
Income tax refund	-	2,974

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

	Common Stock
	Shares Issued and Outstanding	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2007	35,389,504	$35,390	$13,934,051	$(11,145,644)	$2,823,797

Common stock issued for cash	7,075,000	7,075	1,407,925	-	1,415,000
Offering costs	-	-	(30,930)	-	(30,930)
Common stock issued for services	338,983	339	69,661	-	70,000
Stock option expense	-	-	542,125	-	542,125
Net loss	-	-	-	(2,501,764)	(2,501,764)
Balance at December 31, 2008	42,803,487	42,804	15,922,832	(13,647,408)	2,318,228

Common stock issued for cash	30,147,698	30,147	1,477,238	-	1,507,385
Stock option expense	-	-	505,112	-	505,112
Net loss	-	-	-	(709,742)	(709,742)
Balance at December 31, 2009	72,951,185	$72,951	$17,905,182	$(14,357,150)	$3,620,983

See Notes to Consolidated Financial Statements

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business.

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions.  Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers.  The Company has received five patents and has four patents pending for design and technological innovations incorporated in its performance work gloves.  The Company has 54 registered U.S. trademarks, 11 common law U.S. trademarks, 12 registered international trademarks and 1 pending international trademark.  The Company introduced its line of specialty work apparel in the fourth quarter of 2005.  The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

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

Accounts Receivable

The Company factors its trade receivables pursuant to a factoring agreement with a financial institution.  Prior to December 7, 2009 all trade receivables were factored with recourse.  On December 7, 2009 the Company entered into a new factoring agreement whereby it assigns certain of its trade receivables with recourse and other trade receivables without recourse.  The financing institution, based on its internal credit policies, determines which trade receivables it will accept without recourse.  Trade receivables with recourse are carried at the original invoice amount less an estimate made for doubtful accounts.  The allowance for doubtful accounts is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  Interest is not charged on past due accounts.

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operating Segment Reporting

As previously discussed, the Company has two product lines, “gloves” and “apparel,” both of which have similar characteristics.  They each provide functional protection and comfort to workers in the form of workwear for various parts of the body; their production processes are similar; they are both sold to the same type of class of customers, typically on the same purchase order; and they are warehoused and distributed from the same warehouse facility.  In addition, the “apparel” segment currently comprises less than 10% of the Company’s revenues.  The Company believes that the aggregation criteria of FASB ASC 280-10 applies and will accordingly aggregate these two segments.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Twelve Months Ended December 31, 2009			Twelve Months Ended December 31, 2008
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$11,600,651	$294,714	$11,895,365	$10,241,917	$681,613	$10,923,530
International	1,722,937	6,970	1,729,907	952,489	67,108	1,019,597
Total	$13,323,588	$301,684	$13,625,272	$11,194,406	$748,721	$11,943,127

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs).  Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse.  Cost of goods sold for the years ended December 31, 2009 and 2008 were $8,434,214 and $7,383,508, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the years ending December 31, 2009 and 2008 were $595,279 and $758,970, respectively.  These costs were comprised of salaries and benefits of approximately $219,000 and $226,000; office expenses of approximately $13,000 and $25,000; travel and lodging of approximately $8,000 and $18,000; and warehouse operations of approximately $355,000 and $490,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales.  Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship.  It allows customers to return damaged or defective products to us following a customary return merchandise authorization process.  Warranty returns for the years ending December 31, 2009 and 2008 were approximately $101,000 or 0.7% and $138,000 or 1.0%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process.  In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose.  Saleable product returns for the years ending December 31, 2009 and 2008 were approximately $541,000 or 3.7 % and $583,000 or 4.4%, respectively.  Included in saleable product returns for the year ended December 31, 2009 were two large, unique and non-recurring returns.  In one instance the Company “took back” inventory from a customer who had lost it’s customer for the product as a means of recovering its value for approximately $251,000.  In the second instance a long-time hardware distributor customer whose marketplace suffered significant set-backs during the recent recession, found itself unable to sell, and pay for inventory in its possession.  The Company agreed to allow it to return approximately $67,000 of this product.  These two returns account for approximately $318,000 or 2.1% of the year to date total.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve.  Pricing and shipping corrections for the years ending December 31, 2009 and 2008 were approximately $81,000 or 0.5% and $78,000 or 0.6%, respectively.  Adjustments to the product returns reserve for the years ending December 31, 2009 and 2008 were approximately $5,000 or 0.0% and ($63,000) or (0.5%), respectively.

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserve for Warranty Returns

Reserve Balance 12/31/07	$200,000
Payments Recorded During the Period	(721,357)
(521,357)
Adjustment to Reserve for Pre-existing Liabilities	(63,000)
Accrual for New Liabilities During the Reporting Period	721,357

Reserve Balance 12/31/08	137,000

Payments Recorded During the Period	(642,096)
(505,096)
Adjustment to Reserve for Pre-existing Liabilities	5,000
Accrual for New Liabilities During the Reporting Period	642,096

Reserve Balance 12/31/09	$142,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising expenses for the years ended December 31, 2009 and 2008 were $597,662 and $875,751, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Three customers accounted for approximately $7,666,000 or 56% of net sales for year ended December 31, 2009 and one customer accounted for approximately $2,459,000 or 21% of net sales for year ended December 31, 2008.  No other customer accounted for more than 10% of net sales.

Supplier Concentrations

Two suppliers, which are located overseas, accounted for approximately 83% of total purchases during the year ended December 31, 2009 and 73% of total purchases during the year ended December 31, 2008.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2009	2008

Options outstanding under the Company’s stock option plans	9,949,404	5,478,277
Common Stock Warrants	10,175,994	10,115,994

Income Taxes

The Company adopted the provisions of FASB ASC 740-10, formerly FIN 48, effective January 1, 2007.  The implementation of FASB ASC 740-10 has not caused the Company to recognize any changes in its identified tax positions. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

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

The significant components of the provision for income taxes for the years ended December 31, 2009 and 2008 were $1,466 and ($1,466), respectively, for the current state provisions.  There was no state deferred and federal tax provision.  Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

By statute, tax years ending in December 31, 2008 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation of Derivative Instruments

FASB ASC 815-10 “Accounting for Derivative Instruments and Hedging Activities” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes.  In determining the appropriate fair value, the Company uses the Black-Scholes-Merton Option Pricing Formula (the “Black Scholes Model”).  At each period end, or when circumstances indicate that the Company reevaluate the accounting for the derivative liability, derivative liabilities are adjusted to reflect changes in fair value, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB ASC 810-10-65 (prior authoritative literature: FASB Statement 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).  FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted FASB ASC 810-10-65 and determined that it has no effect on our consolidated financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (prior authoritative literature: FASB Statement 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”).  FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  We adopted FASB ASC 815-10 and determined that it has no effect on our consolidated financial statements.

In May 2008, the FASB issued FASB ASC 944 (prior authoritative literature: FASB Statement 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  We adopted FASB ASC 944 and determined that it has no effect on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860-10-05 (prior authoritative literature: FASB Statement No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010.  We are evaluating the impact the adoption of FASB ASC 860-10-05 will have on our consolidated financial statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2009, the FASB issued FASB ASC 810-10-05 (prior authoritative literature: FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature FASB ASC 860-10-05 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010. We are evaluating the impact the adoption of FASB ASC 810-10-05 will have on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s consolidated financial statements.

3.	Inventory

At December 31, 2009 and 2008 the Company had one class of inventory - finished goods.

	December 31, 2009	December 31, 2008

Finished Goods	$3,516,190	$3,132,842

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Property and equipment

Property and equipment consisted of the following:

	December 31, 2009	December 31, 2008
Computer hardware and software	$212,360	$200,932
Vehicle	43,680	43,680
Furniture and equipment	138,256	143,478
Leasehold improvements	38,594	36,934
	432,890	425,024
Less accumulated depreciation	(335,317)	(252,650)

Property and equipment, net	$97,573	$172,374

Depreciation expense for the years ended December 31, 2009 and 2008 was $82,978 and $93,675, respectively.

5.	Trademarks

Trademarks consisted of the following:

	December 31, 2009	December 31, 2008

Trademarks	$120,735	$108,385
Less: Accumulated amortization	(19,008)	(14,073)

Trademarks, net	$101,727	$94,312

Trademarks consist of definite-lived trademarks of $81,182 and $71,982 and indefinite-lived trademarks of $39,553 and $36,403 at December 31, 2009 and 2008, respectively.  All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $4,935 and $4,767 for the years ended December 31, 2009 and 2008, respectively.  The Company expects to amortize $5,470 in each of the next five years.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Accounts payable	$560,850	$896,600
Accrued inventory	48,454	76,224
Accrued rebates and co-op	250,604	228,376
Accrued bonus	195,958	-
Accrued warranty reserve	142,000	137,000
Accrued expenses – other	285,152	460,820

Total accounts payable and accrued expenses	$1,483,018	$1,799,020

7.	Bank Lines of Credit

Factoring Agreement

On September 15, 2006 the Company entered into a factoring agreement with Wells Fargo Century, Inc., dba Wells Fargo Trade Capital Services, Inc. (“WFTC”), whereby it assigned certain of its accounts receivables with full recourse.  On November 21, 2006, the Company entered into an amendment to this factoring agreement.  This facility allowed the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) seventy-five percent (75%) of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable.  All of the Company’s assets secured amounts borrowed under the terms of this agreement.  Interest on outstanding balances accrued at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as WFTC selected in its discretion) as its “prime” or base rate for commercial loans and the agreement had an initial term of twenty-four (24) months.  On November 30, 2008, the Company entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%. This facility was paid off and replaced in December 2009.

On December 7, 2009 the Company entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigns certain of its accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable.  All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 7.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 8.5%.  This agreement has an initial term of thirty-six (36) months.

As of December 31, 2009, the total amount due to FCC was $1,237,961 offset by $320,169 due from factor.  As of December 31, 2008, the total amount due to WFTC was $1,599,300.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 25, 2008 the Company entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby the Company would finance purchase orders for three customer’s special promotions.  In conjunction with this agreement an intercreditor agreement was executed between the Company, WFTC and EPK whereby WFTC would waive its security interest in the inventory purchased under the EPK financed purchase orders and, when the Company presented the sales invoices from these three customers for this promotional inventory, WFTC would accept these sales as collateral and remit the eligible funds first to EPK for approved principal, interest and fees, and then to the Company.  As of December 31, 2009 and 2008, all of these EPK financed purchase orders totaling approximately $987,000 have been paid and cleared.

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

In February 2009, the Company completed a private placement transaction with institutional investors and other high net worth individuals.  Pursuant to its subscription agreements with these investors, the Company sold 30,147,698 shares of common stock, at $0.05 per share.  The Company received net proceeds of approximately $1.51 million in the private placement.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2007	10,454,522	$0.91
Warrants issued	-	$-
Warrants expired	(338,528)	$(0.27)
Warrants exercised	-	$-
Warrants outstanding at December 31, 2008	10,115,994	$0.93
Warrants issued	60,000	$0.05
Warrants expired	-	$-
Warrants exercised	-	$-
Warrants outstanding at December 31, 2009	10,175,994	$0.93

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Based Compensation

Effective with the Company’s fiscal year that began on January 1, 2006, the Company adopted the accounting and disclosure provisions of FASB ASC 718 (formerly “SFAS No. 123R”), “Share-Based Payments” using the modified prospective application transition method.

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

The fair value of each stock option granted under either the 2000 or 2006 Plan is estimated on the date of the grant using the Black-Scholes Model.  The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on historical market prices of the Company’s common stock.  The expected life of an option grant is based on management’s estimate.  The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

For stock options issued during the years ended December 31, 2009 and 2008, the fair value of these options was estimated at the date of the grant using a Black-Scholes Model with the following range of assumptions:

	December 31, 2009	December 31, 2008
Risk free interest rate	2.07% - 3.13%	1.59% - 3.95%
Dividends	-	-
Volatility factor	302% - 311%	244% - 333%
Expected life	5.5– 6.25 years	5.5 – 6.25 years

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,016,944	$0.58
Granted	480,000	$0.13
Exercised	-	$-
Cancelled/Expired	(749,875)	$0.48
Outstanding at December 31, 2008	5,747,069	$0.56
Granted	4,321,250	$0.095
Exercised	-	$-
Cancelled/Expired	(118,915)	$0.09
Outstanding at December 31, 2009	9,949,404	$0.092
Exercisable at December 31, 2009	5,853,876	$0.09

The following tables summarize information about stock options outstanding at December 31, 2009:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.095	9,949,404	7.36	$0.09	$178,263

The following tables summarize information about stock options exercisable at December 31, 2009:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.095	5,853,876	5.98	$0.09	$114,201

The Company recorded $505,112 of compensation expense for employee stock options during the year ended December 31, 2009.  These compensation expense charges were recorded in the following operating expense categories, general and administrative - $278,793; sales and marketing - $159,017; research and development - $35,976; and purchasing, warehousing and distribution - $31,326.  There was a total of $558,075 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at December 31, 2009.  This cost is expected to be recognized over a weighted average period of 2.1 years.  The total fair value of shares vested during the year ended December 31, 2009 was $455,936.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008

Current	$1,466	$1,508
Deferred	-	-
Refund	-	(2,974)

	$1,466	$(1,466)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2009 and 2008 as follows:

	2009	2008
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.6)	(5.7)
Unrealized loss on financing activities	-	-
Return to provision adjustment	-	-
Change in valuation allowance	39.2	39.4
Other	0.4	0.3
Total	0%	0%

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2009 consisted of the following:

2009
Deferred tax assets
Net operating loss carryforward	$4,313,207
Stock option expense	990,652
Allowance for doubtful accounts	48,838
Allowance for product returns	60,833
Accrued compensation	149,890
Inventory	29,131
Other	3,678
Valuation allowance	(5,208,013)

Total deferred tax assets	388,216

Total deferred tax liabilities	(388,216)

Net deferred tax assets/liabilities	$-

As of December 31, 2009, the Company had unused federal and state contribution carryovers of $6,680 that expire in 2010 through 2011.

As of December 31, 2009, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $10,106,000 and $10,636,000, respectively, that expire between 2010 and 2029.

10.	Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The facility is located in El Segundo, California.   Rent expense for this facility for the years ended December 31, 2009 and 2008 for this facility were $177,306 and $173,526, respectively.

The Company has various non-cancelable operating leases for office equipment expiring through December 31, 2012.  Equipment lease expense charged to operations under these leases was $7,806 and $7,279 for the years ended December 31, 2009 and 2008, respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2010	180,702	6,816	187,518
2011	85,392	5.959	91,351
2012	-	5,959	5,959
2013	-	-	-
Thereafter	-	-	-

	$266,094	$18,734	$284,828

Ironclad California executed a Separation Agreement with Eduard Albert Jaeger effective in April 2004.  Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then Ironclad California must pay Mr. Jaeger (a) all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date; and (b) a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1)-year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers.  The Separation Agreement requires Mr. Jaeger to comply with certain obligations, including execution of a general release, in order to receive the lump sum payment.  For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Mr. Jaeger with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Company’s board of directors, in the sole discretion of the Company’s board of directors; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages.

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12.	Related Party Transactions

Mr. Jarus, an Ironclad board member since May 2006 and currently Chairman of the Board, was appointed in September 2008, in a consulting capacity, as Executive Chairman of the Corporation with a compensation of $10,000 per month.  In May 2009, Mr. Jarus also took on the role of Interim Chief Executive Officer. He performed in this capacity through December 31, 2009.  On January 1, 2010, Mr. Jarus was employed by the Company in the role of Chief Executive Officer at an annual salary of $130,000.  Mr. Jarus will also receive an additional annual amount equal to $5,220 to cover any employee portion of health benefits offered by the Company.

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is Ironclad’s attorney of record.  SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.  The Company has incurred legal fees from SAM of $141,571 and $192,979 in 2009 and 2008, respectively.

Prior to Dr. Frank’s appointment to the Company’s board of directors, Dr. and Mrs. Frank purchased 2,000,000 shares of the Company’s common stock on December 8, 2008, at $0.05 per share for an aggregate purchase price of $100,000. Further, Dr. Frank and Mrs. Frank purchased an additional 4,000,000 shares of the Company common stock on February 5, 2009, at $0.05 per share for an aggregate purchase price of $200,000. Dr. Frank is the father-in-law of Mr. Eduard Albert Jaeger, the Company’s Founder and head of new business development.

13.	Customs and Duties Protests

In 2007 the Company became aware that competitors have been importing gloves similar to many of its products under a federal legislation classifying them at a lower duty rate.  This lower duty rate of 2.8% is significantly less than the 10.4% rate the Company had been paying.  The Company filed retroactive, formal protests with the U.S. Customs Department for refund of paid duties for previous entries totaling approximately $165,000.  In late January, 2008, with the concurrence of the local U.S. Customs Department office at the Port of Los Angeles, the Company began receiving new entries under the lower duty rate.  In June, 2008 the Company started receiving approvals for specific prior entries, along with refund checks totaling approximately $24,000.

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

In connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards FASB ASC 855-10 “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through March 9, 2010.

In January 2010 Mr. Peter Kent Pachl, our Executive Vice President of Sales and Marketing, resigned his position with the Company.  The company has appointed Mr. Fred Castro to the position of Director of Sales.  Mr. Castro has been employed by the Company for the past year as Director of Industrial Accounts.  Mr. Castro’s prior experience includes 20 years in sales, marketing and management for brand name companies. For the last eleven years Mr. Castro was National Sales Manager for another performance work glove company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of December 31, 2009, management conducted an evaluation, with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management has concluded that as of December 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed, under the supervision of our principal executive and principal financial officers, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our internal control over financial reporting includes those policies and procedures that:

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

We carried out an evaluation under the supervision, and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2009.  This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission , or COSO.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on their evaluation our management concluded that internal control over financial reporting was effective as of December 31, 2009.

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

The following table sets forth the name, age and position of each of our executive officers and directors as of March 9, 2010.  All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
Scott Jarus	54	Chief Executive Officer, Executive Chairman of the Corporation and Director
Eduard Albert Jaeger	49	Director, Head of New Business Development
Rhonda Hoffarth	49	Executive Vice President and Chief Operating Officer
Thomas Kreig	62	Senior Vice President of Finance, Principal Financial Officer and Secretary
R.D. Pete Bloomer	74	Director
Vane Clayton	51	Director
Scott Alderton	51	Director
Kenneth J. Frank, M.D.	63	Director

Scott Jarus, Chief Executive Officer, Executive Chairman of the Corporation, Director

Mr. Jarus was appointed and elected as a director of our Company on May 18, 2006, and became its Executive Chairman in September 2008.  Mr. Jarus’ experience in turning-around and running a $1B market-cap public company (j2 Global Communications, Inc.), and his experience serving on various growth company Boards of Directors in his past, led to the Company’s decision to first appoint Mr. Jarus to the Company’s Board of Director, then to name him Executive Chairman.

Mr. Jarus is Chief Executive Officer of Cognition Technologies, Inc., an early-stage company located in Culver City, CA, which is a developer of revolutionary meaning-based content search technology.  On May 4, 2009, to facilitate the turn-around plan designed and orchestrated by Mr. Jarus, he was named Chief Executive Officer for the Company (in addition to his Chairman role).

From 2001 to 2005, Mr. Jarus was President and principal executive of j2 Global Communications, Inc. (NASDAQ: JCOM), a provider of outsourced, value-added messaging and communications services to individuals and companies throughout the world. Before joining j2 Global Communications, Inc., from 1998 to 2001, Mr. Jarus was President and Chief Operating Officer for OnSite Access, a provider of building-centric integrated communications services.  Mr. Jarus has 28 years of management experience in the telecommunications industry and has served in various senior management positions.  He currently serves on the Board of Directors of various other companies, none of which compete with or are in the same industry as the Company.  In 2005, Mr. Jarus was named National Entrepreneur of the Year for Media/Entertainment/Communications by Ernst & Young (and Los Angeles Entrepreneur of the Year for Technology in 2004). He holds a Bachelor of Arts degree in Psychology and a Master of Business Administration degree from the University of Kansas..

Eduard Albert Jaeger, Director, Head of New Business Development

Mr. Jaeger founded Ironclad in 1998 and has served as a Director since that time.  Mr. Jaeger currently serves as the Company’s Head of New Business Development.  Mr. Jaeger has been Founder, co-Founder and President of a number of successful companies in the consumer products sector over a 30 year period.  The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Jaeger should serve on our board of directors, in light of our business and structure, include his extensive experience and expertise in innovative product design and development, overseas manufacturing, importing and exporting, sales and marketing, and forming worldwide distribution channels.  Mr. Jaeger is also the inventor and co-inventor of many U.S. patents and two patents pending, and has held executive positions in marketing and promotion.  Mr. Jaeger’s father-in-law, Kenneth J. Frank, M.D., also serves on our board of directors.

Rhonda Hoffarth, Executive Vice President & Chief Operating Officer

Ms. Hoffarth has served as our Executive Vice President & Chief Operating Officer since January 2003.  From August 2005 through May 2006, Ms. Hoffarth also served as Ironclad’s interim Chief Financial Officer.  Ms. Hoffarth has over 20 years of experience in operations and finance with growing consumer product companies.  Prior to joining us, Ms. Hoffarth spent 9 years with Bell Sports, Inc. in various roles, including Vice President of Operations, North American, helping the company grow from $45,000,000 in revenue to over $200,000,000.  Subsequently, Ms. Hoffarth spent 2 years as the Senior Vice President of Operations for Targus, Inc., a $500,000,000 developer of mobile accessories.  Both Bell Sports and Targus source their finished products from Asia and have multiple sales channels (independent shops, regional and national accounts, big box accounts).  Ms. Hoffarth received her Masters of Business Administration from the University of Southern California in 1992.

Thomas Kreig, Senior Vice President of Finance, Principal Financial Officer and Secretary

Mr. Kreig currently serves as Senior Vice President of Finance, Principal Financial Officer and Secretary.  From September 2002 through May 2009, Mr. Kreig served as our Vice President of Finance and Secretary.  From April 2007 through November 2007 and from March 2008 through May 2009 Mr. Kreig served as our Interim Chief Financial Officer.  Before joining Ironclad, Mr. Kreig spent 18 years serving as Controller, Vice President of Finance and Chief Financial Officer at companies in several different industries.  Most recently he served as Controller for In-Flight Network, LLC, a developer of satellite-based broadband communications for airline passengers.  Prior to In-Flight Network, Mr. Kreig served as Vice President of Finance for Network Courier Services, Inc.  From 1983 to 1996, Mr. Kreig served as Controller and Chief Financial Officer for Triple L Distributing Co., Inc. and Controller and Treasurer for a medical diagnostic equipment company where he was instrumental in helping to successfully execute an initial public offering.  He is a certified public accountant and received his Masters of Business Administration from the University of Detroit in 1975.

R. D. Pete Bloomer, Director

Mr. Bloomer served as Chairman of our board of directors from April 2003 through September 2008.  He is the Chairman and Chief Executive Officer of CVM Management, Inc. and Managing Partner of CVM Equity Fund V, Ltd., LLP, or CVM, which is one of our larger stockholders.  The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Bloomer should serve on our board of directors, in light of our business and structure, include his service as the managing partner of 7 venture funds dating back to 1983.  Those funds have invested in over 90 early stage venture investments.  Mr. Bloomer has served as a member of the board of directors of many of the entities in which he has invested.  Mr. Bloomer has significant experience in marketing and sales having been Vice President of Sales/Marketing for Head Ski & Tennis, and having spent 11 years with IBM in sales and marketing.  Mr. Bloomer is also an experienced operations executive having served as Vice President of Operations for Hanson Industries.  Mr. Bloomer has served on the board of directors of several private companies not associated with his venture capital activity.

Vane Clayton, Director

Mr. Clayton has served on our board of directors since March 2004.  He currently serves as the Chief Executive Officer of KPA LLC, a software and services company providing environmental, safety, and human resource compliance services to the auto services market.  Prior to KPA, Mr. Clayton was President of ZOLL Data Systems, an Enterprise Software subsidiary of ZOLL Medical Corporation ($385M in Sales - NASDAQ: ZOLL).  Earlier in his career, Mr. Clayton managed a sales team for Raychem ($1.7B in Sales), a division of Tyco Electronics.  The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Clayton should serve on our board of directors, in light of our business and structure, include Mr. Clayton’s experience in directing public companies in high growth sales and marketing strategies; new product and channel development; fund raising; Sarbanes-Oxley Act of 2004, Section 404 compliance; strategic positioning; and building successful teams.  Mr. Clayton holds a B.S. in Agricultural/Mechanical Engineering from Purdue University and an MBA from Harvard Business School.

Scott Alderton, Director

Mr. Alderton has served on our board of directors since August 2002.  In 2002, Mr. Alderton co-founded the law firm of Stubbs Alderton & Markiles, LLP and has over 25 years experience working with technology and emerging growth companies at all stages along their evolutionary path.  The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Alderton should serve on our board of directors, in light of our business and structure, include his expertise in securities law matters, capital formation, venture capital and financing transactions, mergers, acquisitions and divestitures, the protection of copyrights, trademarks and trade secrets, as well as his extensive experience advising middle market companies on a wide range of business matters.  Mr. Alderton received his Bachelor of Arts from the University of California at Los Angeles in 1982 and juris doctor from Loyola Law School in 1985.

Kenneth J. Frank, M.D., Director

Dr. Frank joined our board of directors in February of 2009.  He received his medical degree from NYU School of Medicine in 1972 and received his BA from Rutgers, the State University in 1968.  He served as a board member of the Isla Vista Medical Clinic from 1975 to 1977 and The National Association of Urgent Care Clinics from 1992 to1994.  He is an author, lecturer, inventor and formulator of nutritional supplements.  Besides having belonged to numerous medical societies, Dr. Frank has been an entrepreneur for over 30 years and has owned and operated a nutritional supplement research, development and marketing company and other associated companies for the past 20 years.  In 1973, Dr. Frank founded the Emergency Medical Group of Santa Barbara where he practiced Emergency Medicine for 9 years.  In 1982, Dr. Frank founded and served as managing partner, CEO, president and medical director of Immedicenter Medical Group, Inc.  In 1989, he established Advanced Physicians’ Products, a nutritional supplement research and development company with over 60 products, many formulated by Dr. Frank.  This grew into what is today Dr. Frank’s Health Products, LLC and its four associated companies for which he serves as CEO.  He co-owns a patented invention using MSM (methylsulfonyl methane) in an oral spray to stop snoring and is also credited with creating several other proprietary oral sprays for health.  In 2005, he authored a book called, “User’s Guide to Natural and Safe Pain Relief”, which has sold over 100,000 copies.  The specific experience, qualifications, attributes and skills that led to the conclusion that Dr. Frank should serve on our board of directors, in light of our business and structure, include his management, capital raising, financial and marketing skills developed from managing numerous companies over the past 40 years.  Dr. Frank’s son-in-law, Eduard Albert Jaeger, also serves on our board of directors.

During the past ten years none of our officers and directors have had a petition under federal bankruptcy laws or any state insolvency law filed by or against them, nor has a receiver, fiscal agent or similar officer been appointed by a court for their business or property, or any partnership in which they were a general partner at or within two years before the date hereof, or any corporation or business association of which they were an executive officer at or within two years of the date hereof; have been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding, excluding traffic violations and other minor offenses; have been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or Federal or State authority, permanently or temporarily enjoining such person from, barring, suspending or otherwise limiting for more than 60 days the right of such person to, or otherwise limiting such person from acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, engaging in any type of business practice or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; have been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any Federal or State securities law or Federal commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission or Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated; have been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or have been the subject of, or party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2009, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than: Ms. Hoffarth and Messrs. Alderton, Bloomer, Clayton, Frank, Kreig, Jarus, Jaeger and Pachl, who each did not timely file a Form 4 reporting one transaction.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our board members and to all of our employees, including our Chief Executive Officer and Principal Financial Officer.  The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules.  We will provide a copy of the Code of Ethics to any person without charge, upon request by writing or calling us at:

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Eduard Albert Jaeger (1) Head of New Business Development and Director	2009 (2) 2008	212,972 204,740	24,046 --	132,447 111,752	7,200 7,200	376,665 323,692

Scott Jarus (3) Chief Executive Officer, Executive Chairman of the Corporation, Director	2009 2008	-- --	-- --	14,794 24,424	190,000 --	204,794 24,424

Rhonda Hoffarth (4) Executive Vice President and Chief Operating Officer	2009 2008	170,306 165,000	24,046 --	39,145 37,377	7,200 5,538	240,697 207,915

Peter Kent Pachl (5) Executive Vice President of Sales and Marketing	2009 2008	205,972 196,740	22,328 --	60,556 83,830	7,200 7,200	296,056 287,770

(1)
Mr. Jaeger served as our President and Chief Executive Officer from our formation through May 4, 2009.  Mr. Jaeger’s current annual base salary is $204,740 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  The terms of Mr. Jaeger’s Separation Agreement with us are discussed below.  The other compensation disclosed for Mr. Jaeger represents an automobile allowance.  The fair value of options granted to Mr. Jaeger was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions (accounting for the re-pricing of options on May 4, 2009 as discussed below):

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2003	3.68%	177.0%	4 years	None
2005	4.03%	145.7%	2 years	None
2006	5.16%	170.5%	4 years	None
2007	4.06%	224.0%	6.25 years	None
2009	3.13%	310.7%	6.25 years	None

(2)	Due to the bi-weekly timing of pay periods, 2009 included 27 pay periods versus the normal 26 pay periods.

(3)
Mr. Jarus served as our Interim Chief Executive Officer from May 4 to December 31, 2009, and was appointed our Chief Executive Officer effective as of January 1, 2010.  The other compensation disclosed for Mr. Jarus represents amounts paid pursuant to his consulting arrangement with us ($170,000 in 2009 which included $50,000 accrued in 2008 and paid in 2009) and fees paid for service as a director ($20,000 in 2009 which included $10,000 accrued in 2008 and paid in 2009).  Mr. Jarus’ current annual base salary is $130,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  Mr. Jarus will also receive an additional annual amount equal to $5,220 to cover any employee portion of health benefits offered by us.  Mr. Jarus does not have an employment agreement with us.  The fair value of options granted to Mr. Jarus was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions (accounting for the re-pricing of options on May 4, 2009 as discussed below):

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2006	5.16%	170.5%	4 years	None
2007	4.50%	220.9%	5.5 years	None
2008	2.51%	268.5%	5.5 years	None
2009	2.46%	310.7%	5.5 years	None

(4)
Ms. Hoffarth’s current annual base salary is $165,000 and she may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  Ms. Hoffarth does not have an employment agreement with us.  The other compensation disclosed for Ms. Hoffarth represents an automobile allowance.  Ms. Hoffarth does not have an employment agreement with us.  The fair value of options granted to Ms. Hoffarth was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions (accounting for the re-pricing of options on May 4, 2009 as discussed below):

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2003	3.68%	176.9%	4 years	None
2004	3.40%	177.0%	4 years	None
2006	5.16%	170.5%	4 years	None
2007	4.06%	224.0%	6.25 years	None
2009	3.13%	310.7%	6.25 years	None

(5)
On January 15, 2010, Mr. Pachl resigned as our Executive Vice President of Sales and Marketing. Mr. Pachl’s annual base salary during 2009 was $196,740.  Mr. Pachl did not have an employment agreement with us.  The other compensation disclosed for Mr. Pachl represents an automobile allowance.  The fair value of options granted to Mr. Pachl was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions (accounting for the re-pricing of options on May 4, 2009 as discussed below):

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2005	4.03% - 4.29%	145.7% - 145.6%	2 - 4 years	None
2006	5.16%	170.5%	4 years	None
2007	4.06%	224.0%	6.25 years	None
2009	3.13%	310.7%	6.25 years	None

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date
Eduard Albert Jaeger (2)	43,146	(3)	-		0.09	5/9/11
	215,728	(4)	-		0.09	6/16/12
	32,053	(5)	-		0.09	3/4/13
	431,455	(6)	-		0.09	3/31/14
	276,131	(7)	-		0.09	9/3/15
	447,917	(8)	52,083	(8)	0.09	5/18/16
	54,939	(9)	48,961	(9)	0.09	11/20/17
	-	(10)	167,000	(10)	0.095	7/16/19

Scott Jarus	75,000	(11)	-		0.09	5/18/16
	75,000	(12)	-		0.09	9/18/17
	75,000	(13)	-		0.09	11/10/18
	115,068	(14)	134,932	(14)	0.095	7/16/19

Rhonda Hoffarth	172,582	(15)	-		0.09	1/13/13
	21,573	(16)	-		0.09	6/22/14
	111,979	(17)	13,021	(17)	0.09	5/18/16
	37,807	(18)	33,693	(18)	0.09	11/20/17
	-	(19)	200,000	(19)	0.095	7/16/19

Peter Kent Pachl	366,737	(20)	-		0.09	1/3/15
	86,291	(21)	-		0.09	9/2/15
	179,167	(22)	20,833	(22)	0.09	5/18/16
	43,993	(23)	39,207	(23)	0.09	11/20/17
	-	(24)	400,000	(24)	0.095	7/16/09

(1)
On May 4, 2009, the board of directors approved changing the exercise price for all outstanding stock options which were fixed and re-priced at $0.09 per share, which price represents an amount equal to $0.02 above the average closing stock price of the Company over the prior 30 days.

(2)	Ironclad California executed a Separation Agreement with Eduard Albert Jaeger effective in April 2004, the terms of which are described in Employment Contracts herein.

(3)
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

(6)	Mr. Jaeger was granted options to purchase 431,455 shares on 3/30/04, 100% vested on the date of grant.

(7)
Mr. Jaeger was granted options to purchase 276,131 shares on 9/2/05, 146,695 shares vested immediately and 50% of the remainder vests on each of the first and second anniversary of the effective date of grant.

(8)
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

(10)
Mr. Jaeger was granted options to purchase 167,000 shares on 7/16/09, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(11)	Mr. Jarus was granted options to purchase 75,000 shares on 5/18/06, 1/12th vesting at the end of each month thereafter.

(12)	Mr. Jarus was granted options to purchase 75,000 shares on 9/18/07, 1/12th vesting at the end of each month thereafter.

(13)	Mr. Jarus was granted options to purchase 75,000 shares on 11/10/08, 1/12th vesting at the end of each month thereafter.

(14)	Mr. Jarus was granted options to purchase 250,000 shares on 7/16/09, 1/12th vesting at the end of each month thereafter.

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

(17)
Ms. Hoffarth was granted options to purchase 125,000 shares on 5/18/06, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(18)
Ms. Hoffarth was granted options to purchase 71,500 shares on 11/17/07, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(19)
Ms. Hoffarth was granted options to purchase 200,000 shares on 7/16/09, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(20)
Mr. Pachl was granted options to purchase 366,737 shares on 1/4/05, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(21)	Mr. Pachl was granted options to purchase 86,291 shares on 9/2/05, 100% vested as of the date of grant.

(22)
Mr. Pachl was granted options to purchase 200,000 shares on 5/18/06, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(23)
Mr. Pachl was granted options to purchase 83,200 shares on 11/17/07, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(24)
Mr. Pachl was granted options to purchase 400,000 shares on 7/16/09, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2009.

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		Total ($)
R. D. Pete Bloomer	10,000		14,794	(1)	24,794
Scott Alderton (2)	20,000	(3)	14,794	(4)	34,794
Vane Clayton	20,000	(3)	14,794	(5)	34,794
Kenneth J. Frank, M.D.	7,500		14,865	(6)	22,365

(1)      The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 690,728.  The fair value of options granted to Mr. Bloomer was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2005	4.03%	145.7%	3 years	None
2006	5.16%	170.5%	4 years	None
2007	4.50%	220.9%	5.5 years	None
2008	2.51%	268.5%	5.5 years	None
2009	3.13%	310.7%	5.5 years	None

(2)      Fees granted to Mr. Alderton are made to the law firm, Stubbs Alderton and Markiles, LLP, of which he is a partner.  Option awards granted to Mr. Alderton prior to 2008 were also made to the law firm, Stubbs Alderton and Markiles, LLP.  The aggregate number of common shares reserved under option awards granted to the law firm Stubbs Alderton & Markiles, LLP, outstanding at fiscal year end totaled 161,291.  The fair value of options granted to Stubbs Alderton and Markiles, LLP was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2005	4.03%	145.7%	3 years	None
2006	5.16%	170.5%	4 years	None

(3)  Includes $10,000 of accrued board fees for 2008, paid in 2009.

(4)  The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 400,000.  The fair value of options granted to Mr. Alderton was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2007	4.50%	220.9%	5.5 years	None
2008	2.51%	268.5%	5.5 years	None
2009	3.13%	310.7%	5.5 years	None

(5)  The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 561,291.  The fair value of options granted to Mr. Clayton was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2005	4.05%	176.0%	4 years	None
2006	5.16%	170.5%	4 years	None
2007	4.50%	220.9%	5.5 years	None
2008	2.51%	268.5%	5.5 years	None
2009	3.13%	310.7%	5.5 years	None

(6)  The aggregate number of common shares reserved under option awards outstanding at fiscal year end totaled 306,250.  The fair value of options granted to Dr. Frank was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2009	2.07%-3.13%	302.3%-310.7%	5.5 years	None

In 2009, non-employee directors of Ironclad California received $10,000 for attending meetings and serving on Ironclad California’s board of directors.  Since April 2000, non-employee directors of Ironclad California have each received options to purchase shares of Ironclad common stock upon their appointment to our board of directors and annually thereafter.  We expect to continue the practice of compensating our directors with options to purchase our common stock going forward.  Compensation payable to non-employee directors may be adjusted from time to time, as approved by our board of directors.

Employment Contracts

We are not party to any employment agreements with any or our executive officers.  Except as described in this section, Ironclad California is not party to any employment agreements with any of its executive officers.

Ironclad California executed a Separation Agreement with Eduard Albert Jaeger effective in April 2004.  Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then Ironclad California must pay Mr. Jaeger (a) all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date; and (b) a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1)-year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers.  The Separation Agreement requires Mr. Jaeger to comply with certain obligations, including execution of a general release, in order to receive the lump sum payment.  For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Mr. Jaeger with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Board, in the sole discretion of our board of directors; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages.

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan, or the Plan, was adopted on September 18, 2006 and became effective on January 12, 2007.  A total of 11,000,000 shares of common stock have been reserved for issuance upon exercise of awards granted under the Plan.  Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the Plan.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of March 9, 2010 by:

•	each of our executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 9, 2010 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 72,951,185 shares of our common stock outstanding on March 9, 2010.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Ironclad Performance Wear Corporation, 2201 Park Place, Suite 101, El Segundo, California 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Eduard Albert Jaeger (1)	5,686,609	7.6%
Director, Head of New Business Development
Rhonda Hoffarth (2)	393,515	*
Executive Vice President, Chief Operating Officer
Peter Kent Pachl (3)	702,232	*
Executive Vice President Sales & Marketing
Thomas Kreig (4)	386,329	*
Senior Vice President of Finance, Secretary
R.D. Pete Bloomer (5)	643,467	*
Director
Vane Clayton (6)	564,670	*
Director
Scott Alderton (7)	864,106	1.2%
Director
Scott Jarus (8)	4,016,213	5.5%
Executive Chairman, Director, Chief Executive Officer
Kenneth J. Frank, M.D. (9)	5,737,707	7.8%
Director
Directors and officers as a group (9 persons) (10)	18,994,848	24.2%

5% Shareholders:
Coleman Survivor Trust (11)	10,000,000	13.7%
CVM Equity Fund V Ltd., LLP (12)	4,713,652	6.5%
Richard Todd Miller	4,000,000	5.5%
*     Less than 1%

(1)
Consists of (i) 1,365,272 shares of common stock held by Jaeger Family, LLC, of which Eduard Albert Jaeger is a member, (ii) 2,763,984 shares of common stock held by Eduard and Kari Family Trust dtd 7/19/2006, of which Eduard Albert Jaeger is a trustee and as such has voting and investment power, and (iii) 1,557,353 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 9, 2010.  Mr. Jaeger disclaims beneficial ownership of the shares of common stock held by Jaeger Family, LLC and by Eduard and Kari Family Trust dtd 7/19/2006 except to the extent of his pecuniary interest therein.

(2)	Includes 361,928 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 9, 2010.

(3)	Consists of 702,232 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 9, 2010.

(4)	Includes 346,844 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 9, 2010.

(5)	Consists of 643,467 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 9, 2010.

(6)	Includes 514,030 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 9, 2010.

(7)
Includes (i) 352,740 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 9, 2010, and (ii) 77,258 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.

(8)
Consists of (i) 3,526,667 shares of common stock held by the Jarus Family Trust, for which Mr. Jarus exercises voting and investment power, (ii) 427,740 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 9, 2010, and (iii) 61,806 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.

(9)
Consists of (i) 4,775,000 shares of common stock held jointly by Dr. and Mrs. Frank, (ii) 128,201 shares of common stock held directly by Dr. Frank, (iii) 225,000 shares of common stock held by Dr. Frank’s Health Products LLC 401k Profit Sharing Plan for which Dr. Frank exercises voting and investment power, (iv) 196,000 shares of common stock held by Dr. Frank’s Health Products Defined Benefit Plan, (v) 258,990 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 9, 2010, and (vi) 154,516 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.

(10)
Consists of (i) 13,535,944 shares of common stock, (ii) 293,580 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable, and (ii) 5,165,324 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 9, 2010.

(11)
William E. Coleman as Trustee of the Colman Survivor Trust, exercises voting and investment power over the shares of common stock held by Coleman Survivor Trust but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(12)
Includes 77,258 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which currently are exercisable.  Mr. Bloomer is also the Chairman and Chief Executive Officer of Colorado Venture Management, Inc., which is the Managing Partner of CVM.  Mr. Bloomer disclaims beneficial ownership of the securities held by this stockholder, except with respect to his pecuniary interest therein.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Stock Incentive Plan)	2,357,263	(1)	$0.09	-

Equity compensation plans approved by security holders (2006 Stock Incentive Plan)	7,592,141	(2)	$0.09	1,050,596

Equity compensation plans approved by security holders (Warrants)	10,115,994	(3)	$0.93	-

Equity compensation plans not approved by security holders (Warrants)	60,000	(4)	0.05	-

Total	20,125,398		$0.51	1,050,596

(1)           This number represents options assumed in connection with the merger with Ironclad California.

(2)           This number represents stock options to purchase 7,592,141 shares of our common stock under the 2006 Stock Incentive Plan, or the Plan.

(3)           This number represents:  (i) warrants to purchase 9,389,536 shares of our common stock which were issued to shareholders at or prior to our private placement in May, 2006, (ii) warrants to purchase 683,312 shares of our common stock which were issued to one of the placement agents in our private placement in exchange for services, and (iii) warrants issued to purchase 43,146 shares of our common stock in exchange for services.

(4)           This number represents warrants issued to purchase 60,000 shares of our common stock in exchange for services.  The warrants have a term of five years and are exercisable at a per share price of $0.05

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Officers and Directors

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Mr. Jarus, an Ironclad board member since May 2006 and currently Chairman of the Board, was appointed in September 2008, in a consulting capacity, as Executive Chairman of the Corporation with a compensation of $10,000 per month.  In May 2009, Mr. Jarus also took on the role of Interim Chief Executive Officer.  He performed in this capacity through December 31, 2009.  On January 1, 2010, Mr. Jarus was employed by the Company in the role of Chief Executive Officer at an annual salary of $130,000.  Mr. Jarus will also receive an additional annual amount equal to $5,220 to cover any employee portion of health benefits offered by the Company.

Mr. Alderton, one of our board members since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is our attorney of record.  SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon the closing of the merger with Ironclad California on May 9, 2006.  We incurred legal fees from SAM of $141,571 and $192,979 in 2009 and 2008, respectively.

Prior to Dr. Frank’s appointment to the Company’s board of directors, Dr. and Mrs. Frank purchased 2,000,000 shares of the Company’s common stock on December 8, 2008, at $0.05 per share for an aggregate purchase price of $100,000.  Further, Dr. Frank and Mrs. Frank purchased an additional 4,000,000 shares of the Company common stock on February 5, 2009, at $0.05 per share for an aggregate purchase price of $200,000. Dr. Frank is the father-in-law of Mr. Eduard Albert Jaeger, the Company’s Founder and head of new business development.

Director Independence

Our board of directors currently consists of six members: Messrs. Jarus (Executive Chairman), Jaeger, Clayton, Alderton, Bloomer and Frank.  We are not a “listed issuer” under SEC rules.  We believe that Messrs. Bloomer and Clayton are “independent” as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

Item 14.	Principal Accounting Fees and Services.

EFP Rotenberg, LLP. is our principal independent public accounting firm.  All audit work was performed by the full time employees of EFP Rotenberg, LLP.  Our Audit Committee approves in advance, all services performed by EFP Rotenberg, LLP.  Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

Audit Fees

Fees for audit services totaled approximately $93,938 and $113,929 for the years ended December 31, 2009 and 2008, respectively, including fees associated with the annual audit, and reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees

Fees for audit-related services totaled approximately $1,100 and $10,960 for the years ended December 31, 2009 and 2008, respectively.  Audit-related services principally include due diligence in connection with acquisitions, financing transactions, and accounting consultations.

Tax Fees

Fees were incurred totaling approximately $12,798 and $12,000 during the years ended December 31, 2009 and 2008, respectively for tax services, including for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were incurred during the years ended December 31, 2009 and 2008 for services provided by EFP Rotenberg, LLP, except as described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 24.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title

3.1.1	Articles of Domestication of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
3.1.2
Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006.  Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

3.1.3	Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
4.1.1	Articles of Domestication of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
4.1.2
Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006.  Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

4.1.3	Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
4.2	Bylaws. Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
4.3	Form of Warrant issued to Investors in Private Placement. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
4.4	Ironclad Performance Wear Corporation 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-139210), filed December 8, 2006.
4.5
First Amendment to Ironclad Performance Wear Corporation 2000 Stock Incentive Plan.  Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-139210), filed December 8, 2006.

4.6	2006 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-145855), filed September 4, 2007.
4.7
Amendment No. 1 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 11, 2009.

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

10.5†	Separation Agreement between Eduard Albert Jaeger and the Registrant. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
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
10.8
Form of Subscription Agreement in connection with the private placement consummated in April 2008.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed August 14, 2008.

10.9
Master Agreement dated July 25, 2008, between the Registrant and EPK Financial Corporation.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed November 14, 2008.

10.10*
Exclusive License and Distributorship Agreement dated January 6, 2009, between the Registrant and Orr Safety Corporation.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 15, 2009.

10.11
Form of Subscription Agreement in connection with the private placement consummated on February 5, 2009.  Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 15, 2009.

10.12	Ironclad Performance Wear 2009 Profit Sharing Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 8, 2009.
10.13*	Factoring and Inventory Advances and Security Agreement dated December 7, 2009, between the Registrant and FCC, LLC d/b/a First Capital Western Region, LLC.
10.14	Patent and Trademark Security Agreement dated December 7, 2009, between the Registrant and FCC, LLC d/b/a First Capital Western Region, LLC.
16.1
Letter from Rotenberg and Company, LLP to the United Stated Securities and Exchange Commission dated October 21, 2009.  Incorporated by reference to Exhibit 16.1 to the second amendment (filed October 23, 2009) to our Current Report on Form 8-K (File No. 000-51365), originally filed October 6, 2009.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
23.1	Consent of Rotenberg & Co.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 11, 2010		/s/ Thomas Kreig
	By:	Thomas Kreig
	Its:	Senior Vice President of Finance and
Principal Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of Ironclad Performance Wear Corporation do hereby constitute and appoint Scott Jarus and Thomas Kreig, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Jarus	Chief Executive Officer, Executive	March 11, 2010
Scott Jarus	Chairman of the Board and Director (Principal Executive Officer)

/s/ Thomas Kreig	Senior Vice President of Finance and	March 11, 2010
Thomas Kreig	Principal Financial Officer (Principal Financial and Accounting Officer)

/s/ Scott Alderton	Director	March 11, 2010
Scott Alderton

	Director	March 11, 2010
R. D. Pete Bloomer

Name	Title	Date

	Director	March 11, 2010
Vane Clayton

/s/ Eduard Albert Jaeger	Director and Head of New Business	March 11, 2010
Eduard Albert Jaeger	Development

/s/ Kenneth J. Frank, M.D.	Director	March 11, 2010
Kenneth J. Frank, M.D.