Form 10-Q
period 2010-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2010-05-13
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

As of May 12, 2010, the registrant had 72,951,185 shares of common stock issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 (unaudited)
AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$897,455	$712,552
Accounts receivable net of allowance for doubtful accounts of $119,000 and $114,000	484,680	1,171,014
Due from factor	195,225	320,169
Inventory, net of reserve of $132,000 and $132,000	3,130,454	3,516,190
Deposits on inventory	533,726	286,384
Prepaid and other	126,428	130,382
Total current assets	5,367,968	6,136,691

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	246,723	212,360
Vehicles	43,680	43,680
Office equipment and furniture	138,256	138,256
Leasehold improvements	38,594	38,594
Less: accumulated depreciation	(352,448)	(335,317)
Total property, plant and equipment, net	114,805	97,573

Trademarks, net of $20,385 and $19,008 of accumulated amortization	100,950	101,727
Deposits and other	11,354	11,354
Total other assets	112,304	113,081

Total Assets	$5,595,077	$6,347,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,569,069	$1,483,018
Line of credit	614,848	1,237,961
Total current liabilities	2,183,917	2,720,979

Fair value of warrant liability	-	5,383

Total Liabilities	2,183,917	2,726,362

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 72,951,185 shares issued and outstanding at March 31, 2010 and December 31, 2009	72,951	72,951
Additional paid-in capital	18,069,040	17,905,182
Accumulated deficit	(14,730,831)	(14,357,150)
Total Stockholders’ Equity	3,411,160	3,620,983
Total Liabilities and Stockholders’ Equity	$5,595,077	$6,347,345

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2010	2009
REVENUES
Net sales	$2,482,930	$2,517,175

COST OF SALES
Cost of sales	1,389,800	1,609,059

GROSS PROFIT	1,093,130	908,116

OPERATING EXPENSES
General and administrative	570,492	548,523
Sales and marketing	618,744	577,260
Research and development	64,912	91,960
Purchasing, warehousing and distribution	171,542	161,636
Depreciation and amortization	18,508	23,513

Total operating expenses	1,444,198	1,402,892

LOSS FROM OPERATIONS	(351,068)	(494,776)

OTHER INCOME (EXPENSE)

Interest expense	(19,177)	(23,793)
Interest income	15	222
Change in fair value of warrant liability	(1,929)	(1,951)
Other income (expense), net	(156)	269
Total other income (expense)	(21,247)	(25,253)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(372,315)	(520,029)

PROVISION FOR INCOME TAXES	1,366	1,466

NET LOSS	$(373,681)	$(521,495)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	72,951,185	60,892,105
Diluted	89,634,015	75,643,000

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(373,681)	$(521,495)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	5,000	5,000
Depreciation	17,131	22,317
Amortization	1,377	1,196
Change in fair value of warrant liability	1,929	1,951
Non-cash compensation:
Stock option expense	156,546	94,571
Changes in operating assets and liabilities:
Accounts receivable	806,278	276,750
Inventory	385,736	79,318
Deposits on inventory	(247,342)	(332,985)
Deposits	-	(277)
Prepaid and other	3,953	(24,028)
Accounts payable and accrued liabilities	86,051	(469,875)
Net cash flows provided by (used in) operating activities	842,978	(867,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(34,362)	(2,198)
Investment in trademarks	(600)	-
Net cash flows used in investing activities	(34,962)	(2,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,507,385
Drawdown (payback) on bank line of credit	(623,113)	(236,909)
Net cash flows provided by (used in) financing activities	(623,113)	1,270,476

NET INCREASE (DECREASE) IN CASH	184,903	400,721
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	712,552	215,203
CASH AND CASH EQUIVALENTS END OF PERIOD	$897,455	$615,924

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$19,177	$23,793
Income taxes	$1,366	$1,466

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

2. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2010.

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

Operating Segment Reporting

As previously discussed, the Company has two product lines, “gloves” and “apparel,” both of which have similar characteristics.  They each provide functional protection and comfort to workers in the form of workwear for various parts of the body; their production processes are similar; they are both sold to the same type of class of customers, typically on the same purchase order; and they are warehoused and distributed from the same warehouse facility.  In addition, the “apparel” segment currently comprises less than 10% of the Company’s revenues.  The Company believes that the aggregation criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, paragraph 17 applies and will accordingly aggregate these two segments.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$2,366,977	$30,201	$2,397,178	$1,973,128	$114,073	$2,087,201
International	84,542	1,210	85,752	427,819	2,155	429,974
Total	$2,451,519	$31,411	$2,482,930	$2,400,947	$116,228	$2,517,175

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months ended March 31, 2010 and 2009 were $1,389,800 and $1,609,059, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three months ending March 31, 2010 and 2009 were $171,542 and $161,635, respectively. These costs were comprised of salaries and benefits of approximately $63,000 and $52,000; office expenses of approximately $5,800 and $2,000; travel and lodging of approximately $10,600 and $300; and warehouse operations of approximately $92,200 and $107,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three months ending March 31, 2010 and 2009 were approximately $17,000 or 0.7% and $26,000 or 0.9%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three months ending March 31, 2010 and 2009 were approximately $18,000 or 0.7% and $27,000 or 1.0%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three months ending March 31, 2010 and 2009 were approximately $6,000 or 0.2% and $22,000 or 0.8%, respectively. Adjustments to the product returns reserve for the three months ending March 31, 2010 and 2009 were approximately ($9,000) or (0.4%) and $4,000 or 0.1%, respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/09	$142,000
Payments Recorded During the Period	(34,843)
107,157
Adjustment to Reserve for Pre-existing Liabilities	(9,000)
Accrual for New Liabilities During the Reporting Period	34,843
Reserve Balance 3/31/10	133,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2010 and 2009 were $143,645 and $105,146, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $1,031,000 or 42% of net sales for the quarter ended March 31, 2010.  Three customers accounted for approximately $1,318,000 or 52% of net sales for the quarter ended March 31, 2009.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 75% of total purchases during the quarter ended March 31, 2010.  One supplier, who is located overseas, accounted for approximately 73% of total purchases during the quarter ended March 31, 2009.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented because the effect would have been anti-dilutive:

	Quarter
	Ended March 31,
	2010	2009
Options outstanding under the Company’s stock option plans	9,699,302	5,369,933
Common Stock Warrants	10,175,994	10,175,994

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

The components of the provision for income taxes for the quarters ended March 31, 2010 and 2009 were $1,366 and $1,466, respectively, for the current state provisions. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At March 31, 2010 and December 31, 2009, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of March 31, 2010 and December 31, 2009. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Warrant liability	$--	$--	$--	$--	$5,383	$--

The Company’s warrant liability arose from warrants issued to a third party in exchange for services.  The fair value of these warrants is indirectly measurable using a Black-Scholes pricing model and therefore qualifies as Level 2.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: FASB Statement 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).  FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.   We have adopted FASB ASC 810-10-65 and determined that it has no effect on our condensed consolidated financial statements.

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

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: FASB Statement 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  We adopted FASB ASC 944 and determined that it has no effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010. We adopted FASB ASC 860-10-05 and determined that it has no effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05 (Prior authoritative literature: FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature FASB ASC 860-10-05 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010. We adopted FASB ASC 810-10-05 and determined that it has no effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s condensed consolidated financial statements.

3. Inventory

At March 31, 2010 and December 31, 2009 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $132,000 at March 31, 2010 and $132,000 at December 31, 2009.

	March 31, 2010	December 31, 2009

Finished goods	$3,130,454	$3,516,190

4. Property and equipment

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009

Computer hardware and software	$246,723	$212,360
Furniture and equipment	138,256	138,256
Vehicle	43,680	43,680
Leasehold improvements	38,594	38,594

	467,253	432,890
Less accumulated depreciation	(352,448)	(335,317)
Property and equipment, net	$114,805	$97,573

Depreciation expense for the three and twelve months ended March 31, 2010 and December 31, 2009 was $17,131 and $82,978, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	March 31,	December 31,
	2010	2009

Trademarks	$100,590	$100,590
Patents	20,745	20,145
Less: Accumulated amortization	(20,385)	(19,008)
Trademarks and Patents, net	$100,950	$101,727

Trademarks and patents consist of definite-lived trademarks and patents of $78,792 and $78,192 and indefinite-lived trademarks and patents of $39,553 and $39,553 at March 31, 2010 and December 31, 2009, respectively. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $1,377 and $4,935 for the three and twelve months ended March 31, 2010 and December 31, 2009, respectively.

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Accounts payable	$655,889	$560,850
Accrued inventory	260,147	48,454
Accrued rebates and co-op	167,742	250,604
Accrued bonus	44,166	195,958
Accrued returns reserve	133,000	142,000
Accrued expenses - other	308,125	285,152

Total accounts payable and accrued expenses	$1,569,069	$1,483,018

7. Bank Lines of Credit

Factoring Agreement

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

As of March 31, 2010, the total amount due to FCC via the line of credit was $614,848 offset by $195,225 due from factor.  As of December 31, 2009, the total amount due to FCC via the line of credit was $1,237,961 offset by $320,169 due from factor.

8. Equity transactions

Common Stock

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

In May 2009, our Board of Directors adopted an option re-pricing program (the “Program”). Pursuant to the terms of the Program all issued and outstanding options under the Company’s 2000 Stock Incentive Plan and 2006 Stock Incentive Plan would be re-priced at $0.09 per share, which represents an amount equal to $0.02 above the average closing price of the Company’s common stock over the prior 30-day period.  Under the Program, an aggregate of 5,401,141 options with prices ranging from $0.06 to $1.05 were re-priced.  In connection with its decision to adopt the Program, the Company engaged an independent valuation firm to determine the expense to be incurred under FASB ASC 718 over the remaining life of the options, utilizing the Black-Sholes pricing model.  The Company, in consultation with the valuation firm determined that total expense to be incurred by the Company under FASB ASC 718 will be an aggregate of $2,022 beginning in 2009 and ending in 2011.

There were 72,951,185 shares of common stock of the Company outstanding at March 31, 2010.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2009	10,175,994	$0.93
Warrants issued	-	$-
Warrants outstanding at March 31, 2010	10,175,994	$0.93

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

For stock options issued during the quarters ended March 31, 2010 and 2009, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	March 31, 2010	March 31, 2009
Risk free interest rate	2.35%	2.07%
Dividends	-	-
Volatility factor	182.2%	302.3%
Expected life	5 years	5.5 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	9,949,404	$0.09
Granted	207,000	$0.15
Exercised	-	-
Cancelled/Expired	(457,102)	$0.09
Outstanding at March 31, 2010	9,699,302	$0.09
Exercisable at March 31, 2010	6,506,836	$0.09

The following tables summarize information about stock options outstanding at March 31, 2010:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.15	9,699,302	6.74	$0.093	$455,890

The following tables summarize information about stock options exercisable at March 31, 2010:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.15	6,506,836	5.56	$0.093	$310,574

The Company recorded $156,546 and $92,507 of compensation expense for employee stock options during the three months ended March 31, 2010 and 2009. These compensation expense charges were recorded in the following operating expense categories for 2010 and 2009, respectively; general and administrative - $111,713 and $53,671; sales and marketing - $27,009 and $22,713; research and development - $9,380 and $8,892; and purchasing, warehousing and distribution - $8,444 and $7,231. There was a total of $365,477 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2010. This cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the three months ended March 31, 2010 was $142,352.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2006 through 2008. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2008.  The Company’s 2009 tax returns are currently under extension.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarters ended March 31, 2010 and 2009 as follows:

	March 31, 2010	March 31, 2009
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.7)	(5.3)
Change in valuation allowance	39.7	39.3
Total	-%	-%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at March 31, 2010 consisted of the following:

	2010	2009
Deferred tax assets
Net operating loss carryforward	$4,474,159	$4,524,225
Stock option expense	1,057,716	813,892
Allowance for doubtful accounts	50,980	27,846
Allowance for product returns	56,977	60,404
Accrued compensation	80,133	70,964
Inventory reserve	29,131	18,421
Other	6,852	3,678
Valuation allowance	(5,356,547)	(5,136,603)
Total deferred tax assets	399,401	382,827
Total deferred tax liabilities	(399,401)	(382,827)
Net deferred tax assets/liabilities	$-	$-

As of March 31, 2010, the Company had unused federal and state contribution carryovers of $10,154 that expire in 2010 through 2015.

As of March 31, 2010, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $10,485,000 and $11,028,000, respectively, that expire between 2010 and 2027.

10. Commitments and Contingencies

The Company entered into a new five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Rent expense for this facility for the three months ended March 31, 2010 was $46,413.

The Company has various non-cancelable operating leases for office equipment expiring through March 31, 2013.  Equipment lease expense charged to operations under these leases for the three months ended March 31, 2010 was $2,148.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2010	182,352	6,533	188,885
2011	86,292	6,439	92,731
2012	-	6,439	6,439
2013	-	120	120
Thereafter	-	-	-

	$268,644	$19,531	$288,175

Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004, which was subsequently amended on November 26, 2008. Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then: (a) Ironclad California must pay Mr. Jaeger all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date;  (b) Ironclad California must pay a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1) year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers; and (c) all outstanding options issue to Mr. Jaeger under the Company’s 2006 Stock Incentive Plan, or any other plan or agreement approved by the Company’s Board of Directors shall become immediately vested and exercisable. Further, the Separation Agreement, as amended, also provides that the Company’s Board of Directors can’t remove Mr. Jaeger during his then current board term, except for Cause (as defined in the Separation Agreement).  Finally, the Separation Agreement requires Mr. Jaeger to sign a general release and non-competition agreement in order to receive the lump sum payment. For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Executive with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Board, in the sole discretion of the Board of Directors; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages.

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

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs Alderton and Markiles, LLP (“SAM”) which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became the Company’s primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.

Prior to Dr. Frank’s appointment to the Board of Directors, Dr. and Mrs. Frank purchased 2,000,000 shares of the Company’s common stock on December 8, 2008, at $0.05 per share for an aggregate purchase price of $100,000. Further, Dr. Frank and Mrs. Frank purchased an additional 2,000,000 shares of the Company common stock on January 30, 2009, at $0.05 per share for an aggregate purchase price of $100,000. Dr. Frank is the father-in- law of Mr. Eduard Jaeger, the Company’s Founder and head of new business development.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2010 and 2009. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions. On September 15, 2006 we entered into a factoring agreement whereby we assigned certain of our accounts receivables with full recourse. This facility allowed us to borrow 75% against eligible accounts receivable and 40% against eligible inventory, up to $750,000, with an aggregate limit of up to $2,500,000. On November 30, 2008, we entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%.  This facility was paid off and replaced in December 2009.

On December 7, 2009 we entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis. This facility allows us to borrow the lesser of (a)$3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 7.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 8.5%. This agreement has an initial term of thirty-six (36) months.  This facility had an outstanding balance of $614,848 at March 31, 2010.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$2,366,977	$30,201	$2,397,178	$1,973,128	$114,073	$2,087,201
International	84,542	1,210	85,752	427,819	2,155	429,974

Total	$2,451,519	$31,411	$2,482,930	$2,400,947	$116,228	$2,517,175

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Since apparel products are a relatively new line, we are using a two year horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three months ended March 31, 2010, our inventory reserve remained unchanged at a current balance of $132,000. For the three months ended March 31, 2009, our inventory reserve remained unchanged with a current balance of $112,000. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/09	$142,000
Payments Recorded During the Period	(34,843)
107,157
Adjustment to Reserve for Pre-existing Liabilities	(9,000)
Accrual for New Liabilities During the Reporting Period	34,843
Reserve Balance 3/31/10	$133,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Since we have reported losses for 2003, 2004, 2005, 2006, 2007, 2008 and 2009, we have taken the conservative approach, and fully reserved the deferred tax assets.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Net Sales decreased $34,245 or 1.4%, to $2,482,930 in the quarter ended March 31, 2010 from $2,517,175 for the corresponding period in 2009. Two customers accounted for 41.6% of net sales during the quarter ended March 31, 2010 and three customers accounted for 52.2% of net sales for the quarter ended March 31, 2009.  Net sales have decreased slightly for the quarter due to seasonal shifts in demand. While we have noticed a softening of demand for our products in light of the general downturn in the economy, particularly in those sectors tied to housing and construction, as well as a tightening in the credit markets making it more difficult for us to finance the production of inventory, we continue to focus our sales efforts on those areas where we see continued growth, the industrial channel, international and safety markets and job specific glove styles.

Gross Profit increased $185,014 to $1,093,130 for the quarter ended March 31, 2010 from $908,116 for the corresponding period in 2009. Gross profit, as a percentage of net sales, or gross margin, increased to 44.0% in the first quarter of 2010 from 36.1% in the same quarter of 2009.  The increase in gross profit for the first quarter of 7.9% was due to changes in product and customer mix, notably a reduction in international sales in the first quarter due to timing, adjustments in the prior year quarter for rebate and pricing corrections, and a reduction in returns and air freight charges versus the prior year.

Operating Expenses increased by $41,306, or 2.9%, to $1,444,198 in the first quarter of 2010 from $1,402,892 in the first quarter of 2009. As a percentage of net sales, operating expenses increased to 58.2% in the first quarter of 2010 from 55.7% in the same period of 2009.  This minimal increased spending for the first three months of 2010 was due to a number of factors including, increases in marketing and trade show activity of $21,000; travel and entertainment expenses of $6,000; stock option expense of $62,000 and general office expenses of $15,000; offset by decreases in salaries and benefits expenses of $26,000; professional and legal fees of $27,000 and operational services, primarily outsourced warehousing, of $10,000. We are continuing our efforts to identify, capitalize on and maintain cost saving measures and opportunities in these and other areas.  Our number of employees was 21 at both March 31, 2010 and 2009.

Loss from Operations decreased $143,708 or 29.0%, to ($351,068) in the first quarter of 2010 from ($494,776) in first quarter of 2009. Loss from operations as a percentage of net sales decreased to 14.1% in the first quarter of 2010 from 19.7% in the first quarter of 2009.  The decrease in loss from operations in the three month period was primarily due to increased gross profit margins and reduced sales adjustments and air freight charges.

Interest Expense decreased $4,616 to $19,177 in the first quarter of 2010 from $23,793 in the same period of 2009 due to reduced borrowing under our bank factoring agreement.

Interest Income decreased $207 in the first quarter of 2010 to $15 from $222 in the first quarter of 2009.

Other Income (Expense) net was ($156) in the first quarter of 2010 as compared with $269 in the first quarter of 2009.  Other income (expense) in the first quarters of 2010 and 2009 were comprised of several small miscellaneous charges.  Change in the fair value of warrant liability was ($1,929) in the first quarter of 2010 as compared to ($1,951) for the first quarter of 2009. This change represents the difference in the fair value of warrants recorded as liabilities at their issue date on November 10, 2008. This warrant is revalued at the end of each reporting period until the terms of the agreement for the warrants issued, that resulted in liability accounting, are satisfied.  This warrant liability was fully satisfied in the first quarter of 2010.

Net Loss decreased $147,814 to $373,681 in the first quarter of 2010 from $521,495 in the first quarter of 2009.  This decreased loss is the result of the combination of each of the factors discussed above, principally the reduction in sales adjustments and increased profit margins.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to experience a significant slow-down, which also affects us, we are experiencing some growth in certain channels, industrial and safety, which helps offset declines in other areas.

Our working capital, at any particular time, reflects the seasonality of our glove business and plans to expand product lines and enter new markets.  We expect inventory and current liabilities to be lower in the first and second quarters for these reasons.

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

On September 15, 2006 we entered into a factoring agreement, whereby we assigned certain of our accounts receivable with full recourse. This facility allowed us to borrow the lesser of (a) $2,500,000 or (b) the sum of (i) 75% of the net amount of eligible accounts receivable and (ii) 40% of the value of eligible inventory, which amount shall not exceed the lesser of $750,000 and the net amount of eligible accounts receivable.  On November 30, 2008, we entered into an amendment to this factoring agreement under the same terms except for an increase in the lending rate to Prime plus 2%.  This facility was replaced in December 2009.

In July 2008 we entered into a Master Agreement with EPK Financial Corporation (“EPK”) whereby we financed purchase orders for three customer’s special promotions. This facility remains available to us.

In February 2009, we completed a private placement transaction with trusts and other high net worth individuals.  Pursuant to our subscription agreements with these investors, we sold 30,147,698 shares of common stock, at $0.05 per share.  We received net proceeds of approximately $1.51 million in the private placement.

On December 7, 2009 we entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows us to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 7.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 8.5%. This agreement has an initial term of thirty-six (36) months.

Off Balance Sheet Arrangements

At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: FASB Statement 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).  FASB ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, we were required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.   We have adopted FASB ASC 810-10-65 and determined that it has no effect on our condensed consolidated financial statements.

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

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: FASB Statement 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, we were required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  We adopted FASB ASC 944 and determined that it has no effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, we are required to adopt this standard in 2010. We adopted FASB ASC 860-10-05 and determined that it has no effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05 (Prior authoritative literature: FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature FASB ASC 860-10-05 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, we are required to adopt this standard in 2010. We adopted FASB ASC 810-10-05 and determined that it has no effect on our condensed consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on our consolidated financial statements.

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

We have funded our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds of the private placements completed on May 9, 2006, September 21, 2007, April 22, 2008 and February 5, 2009, and the factoring agreement entered into on September 15, 2006 and subsequently replaced with a new factoring agreement on December 7, 2009.  As part of our planned growth, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure.

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

Our international operations and the operations of our manufacturers and suppliers in China and Indonesia are subject to additional risks that are beyond our control and that could harm our business.

Our glove products are manufactured by 3 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products are currently manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 14% of our fiscal 2009 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Eduard Jaeger, Scott Jarus and the other members of our senior management team. We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate his employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

Controls and Procedures

As of March 31, 2010, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

PART II :  OTHER INFORMATION

ITEM 6.EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 13, 2010	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance