Form 10-Q
period 2010-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2010-08-11
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________ .

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

As of August 11, 2010, the registrant had 72,951,185 shares of common stock issued and outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 (unaudited)
AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$592,974	$712,552
Accounts receivable net of allowance for doubtful accounts of $119,000 and $114,000	380,064	1,171,014
Due from factor	419,957	320,169
Inventory, net of reserve of $157,000 and $132,000	2,947,783	3,516,190
Deposits on inventory	1,036,125	286,384
Prepaid and other	185,643	130,382
Total current assets	5,562,546	6,136,691

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	258,521	212,360
Vehicles	43,680	43,680
Office equipment and furniture	179,990	138,256
Leasehold improvements	38,594	38,594
Less: accumulated depreciation	(371,046)	(335,317)
Total property, plant and equipment, net	149,739	97,573

Trademarks, net of $21,766 and $19,008 of accumulated amortization	99,569	101,727
Deposits and other	11,354	11,354
Total other assets	110,923	113,081

Total Assets	$5,823,208	$6,347,345

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,546,019	$1,483,018
Line of credit	761,995	1,237,961
Total current liabilities	2,308,014	2,720,979

Fair value of warrant liability	-	5,383

Total Liabilities	2,308,014	2,726,362

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 72,951,185 shares issued and outstanding at June 30, 2010 and December 31, 2009	72,951	72,951
Additional paid-in capital	18,171,818	17,905,182
Accumulated deficit	(14,729,575)	(14,357,150)
Total Stockholders’ Equity	3,515,194	3,620,983
Total Liabilities and Stockholders’ Equity	$5,823,208	$6,347,345

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Net sales	$3,435,904	$3,082,728	$5,918,834	$5,599,903

COST OF SALES
Cost of sales	2,079,134	1,896,128	3,468,934	3,505,187

GROSS PROFIT	1,356,770	1,186,600	2,449,900	2,094,716

OPERATING EXPENSES
General and administrative	541,570	535,397	1,112,062	1,083,920
Sales and marketing	521,322	665,833	1,140,066	1,243,093
Research and development	96,752	51,732	161,664	143,692
Purchasing, warehousing and distribution	157,610	139,425	329,152	301,061
Depreciation and amortization	19,978	22,167	38,486	45,680

Total operating expenses	1,337,232	1,414,554	2,781,430	2,817,446

INCOME (LOSS) FROM OPERATIONS	19,538	(227,954)	(331,530)	(722,730)

OTHER INCOME (EXPENSE)

Interest expense	(18,528)	(19,267)	(37,705)	(43,060)
Interest income	13	245	28	467
Change in fair value of warrant liability	-	(1,652)	-	(3,603)
Other income (expense), net	233	7,708	77	7,977
Unrealized loss on financing activities	-	-	(1,929)	-
Litigation settlement	-	(17,183)	-	(17,183)
Loss on disposition of equipment	-	(480)	-	(480)
Total other income (expense)	(18,282)	(30,629)	(39,529)	(55,882)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,256	(258,583)	(371,059)	(778,612)

PROVISION FOR INCOME TAXES	-	-	1,366	1,466

NET INCOME (LOSS)	$1,256	$(258,583)	$(372,425)	$(780,078)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$(0.00)	$(0.01)	$(0.01)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	72,951,185	72,951,185	72,951,185	66,954,957
Diluted	90,029,918	87,999,813	90,029,918	82,003,585

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(372,425)	$(780,078)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	5,000	25,000
Depreciation	35,728	43,289
Amortization	2,758	2,391
Disposal of equipment	-	(1,100)
Change in fair value of warrant liability	1,929	3,603
Non-cash compensation:
Stock option expense	259,324	214,539
Changes in operating assets and liabilities:
Accounts receivable	686,163	524,743
Inventory	568,407	(496,413)
Deposits on inventory	(749,741)	(613,260)
Prepaid and other	(55,262)	(19,379)
Accounts payable and accrued liabilities	63,001	45,646

Net cash flows provided by (used in) operating activities	444,882	(1,051,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(87,894)	(2,953)
Investment in trademarks	(600)	-
Net cash flows used in investing activities	(88,494)	(2,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,507,385
Drawdown (payback) on bank line of credit	(475,966)	(232,472)
Net cash flows provided by (used in) financing activities	(475,966)	1,274,913

NET INCREASE (DECREASE) IN CASH	(119,578)	220,941
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	712,552	215,203
CASH AND CASH EQUIVALENTS END OF PERIOD	$592,974	$436,144

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$37,705	$43,060
Income taxes	$1,366	$1,466

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$5,444,636	$58,281	$5,502,917	$4,862,017	$188,935	$5,050,952
International	414,565	1,352	415,917	545,442	3,509	548,951
Total	$5,859,201	$59,633	$5,918,834	$5,407,459	$192,444	$5,599,903

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three and six months ended June 30, 2010 were $2,079,134 and $3,468,934, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and six months ending June 30, 2010 were $157,610 and $329,152, respectively. These costs were comprised of salaries and benefits of approximately $63,000 and $126,000; office expenses of approximately $6,600 and $12,400; travel and lodging of approximately $-0- and $10,600; and warehouse operations of approximately $87,800 and $180,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and six months ending June 30, 2010 were approximately $18,000 or 0.5% and $35,000 or 0.6%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and six months ending June 30, 2010 were approximately $25,000 or 0.7% and $43,000 or 0.7%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and six months ending June 30, 2010 were approximately $4,000 or 0.1% and $9,000 or 0.2%, respectively. Adjustments to the product returns reserve for the three and six months ending June 30, 2010 were approximately $-0- or 0.0% and ($9,000) or (0.1%), respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/09	$142,000
Payments Recorded During the Period	(34,843)
107,157
Adjustment to Reserve for Pre-existing Liabilities	(9,000)
Accrual for New Liabilities During the Reporting Period	34,843
Reserve Balance 3/31/10	133,000
Payments Recorded During the Period	(43,733)
89,267
Adjustment to Reserve for Pre-existing Liabilities	-
Accrual for New Liabilities During the Reporting Period	43,733
Reserve Balance 6/30/10	$133,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and six months ended June 30, 2010 and 2009 were $178,120 and $321,765, and $238,544 and $343,390, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $1,328,000 or 39% of net sales for the quarter ended June 30, 2010.  Two customers accounted for approximately $2,359,000 or 40% of net sales for the six months ended June 30, 2010.  Two customers accounted for approximately $2,057,000 or 67% of net sales for the quarter ended June 30, 2009 and two customers accounted for approximately $2,973,000 or 53% for the six months ended June 30, 2009.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 74% of total purchases for both the three and six months ended June 30, 2010.  Two suppliers, who are located overseas, accounted for approximately 88% and 82% of total purchases for the three and six months ended June 30, 2009.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented because the effect would have been anti-dilutive:

	Quarter
	Ended June 30,
	2010	2009
Options outstanding under the Company’s stock option plans	9,642,302	5,628,154
Common Stock Warrants	10,175,994	10,175,994

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

The components of the provision for income taxes for the quarters ended June 30, 2010 and 2009 were $-0- and $-0-, respectively, for the current state provisions. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At June 30, 2010 and December 31, 2009, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:
Warrant liability	$-	$-	$-	$-	$5,383	$-

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

3.   Inventory

At June 30, 2010 and December 31, 2009 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $157,000 at June 30, 2010 and $132,000 at December 31, 2009.

	June 30, 2010	December 31, 2009

Finished goods	$2,947,783	$3,516,190

4.   Property and equipment

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009

Computer hardware and software	$258,521	$212,360
Furniture and equipment	179,990	138,256
Vehicle	43,680	43,680
Leasehold improvements	38,594	38,594

	520,785	432,890
Less accumulated depreciation	(371,046)	(335,317)
Property and equipment, net	$149,739	$97,573

Depreciation expense for the six months ended June 30, 2010 and twelve months ended December 31, 2009 was $35,728 and $82,978, respectively.

5.   Trademarks and Patents

Trademarks and patents consisted of the following:

	June 30,	December 31,
	2010	2009

Trademarks	$100,590	$100,590
Patents	20,745	20,145
Less: Accumulated amortization	(21,766)	(19,008)
Trademarks and Patents, net	$99,569	$101,727

Trademarks and patents consist of definite-lived trademarks and patents of $78,782 and $78,192 and indefinite-lived trademarks and patents of $39,553 and $39,553 at June 30, 2010 and December 31, 2009, respectively. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $2,758 and $4,935 for the six months ended June 30, 2010 and twelve months ended December 31, 2009, respectively.

6.   Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Accounts payable	$548,123	$560,850
Accrued inventory	268,495	48,454
Accrued rebates and co-op	148,110	250,604
Accrued bonus	88,332	195,958
Accrued returns reserve	133,000	142,000
Accrued expenses - other	359,959	285,152

Total accounts payable and accrued expenses	$1,546,019	$1,483,018

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

As of June 30, 2010, the total amount due to FCC via the line of credit was $761,995 offset by $419,957 due from factor.  As of December 31, 2009, the total amount due to FCC via the line of credit was $1,237,961 offset by $320,169 due from factor.

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

There were 72,951,185 shares of common stock of the Company outstanding at June 30, 2010.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2009	10,175,994	$0.93
Warrants issued	-	-
Warrants outstanding at June 30, 2010	10,175,994	$0.93

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

There were no stock options issued during the quarters ended June 30, 2010 and 2009.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	9,949,404	$0.09
Granted	207,000	$0.15
Exercised	-	-
Cancelled/Expired	(457,102)	$0.09
Outstanding at March 31, 2010	9,699,302	$0.09
Granted	-	-
Exercised	-	-
Cancelled/Expired	(57,000)	0.09
Outstanding at June 30, 2010	9,642,302	0.09
Exercisable at June 30, 2010	6,902,739	$0.09

The following tables summarize information about stock options outstanding at June 30, 2010:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.15	9,642,302	6.47	$0.093	$264,619

The following tables summarize information about stock options exercisable at June 30, 2010:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.15	6,902,739	5.50	$0.093	$194,896

The Company recorded $259,324 and $214,539 of compensation expense for employee stock options during the six months ended June 30, 2010 and 2009. These compensation expense charges were recorded in the following operating expense categories for 2010 and 2009, respectively; general and administrative - $179,550 and $108,733; sales and marketing - $48,399 and $73,902; research and development - $16,473 and $17,335; and purchasing, warehousing and distribution - $14,902 and $14,569. There was a total of $258,460 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at June 30, 2010. This cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the six months ended June 30, 2010 was $228,506.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2006 through 2009. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2005 through 2009.  The Company’s 2009 tax returns were timely filed in July 2010.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarters ended June 30, 2010 and 2009 as follows:

	June 30, 2010	June 30, 2009
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.5)	(5.4)
Change in valuation allowance	39.5	39.4
Total	-%	-%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at June 30, 2010 and 2009 consisted of the following:

	2010	2009
Deferred tax assets
Net operating loss carryforward	$4,406,372	$4,582,604
Stock option expense	1,101,746	866,170
Allowance for doubtful accounts	50,980	36,414
Allowance for product returns	56,977	14,137
Accrued compensation	91,754	79,151
Inventory reserve	39,841	47,981
Other	6,915	3,678
Valuation allowance	(5,355,280)	(5,239,541)
Total deferred tax assets	399,305	390,594
Total deferred tax liabilities	(399,305)	(390,594)
Net deferred tax assets/liabilities	$-	$-

As of June 30, 2010, the Company had unused federal and state contribution carryovers of $13,603 that expire in 2010 through 2015.

As of June 30, 2010, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $10,323,000 and $10,860,000, respectively, that expire between 2010 and 2027.

10.Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Rent expense for this facility for the six months ended June 30, 2010 was $91,068.

The Company has various non-cancelable operating leases for office equipment expiring through March 31, 2013.  Equipment lease expense charged to operations under these leases for the six months ended June 30, 2010 was $4,217.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2010	182,352	8,109	190,461
2011	92,292	8,027	100,319
2012	-	8,027	8,027
2013	-	132	132
Thereafter	-	-	-

	$274,644	$24,295	$298,939

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

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs Alderton and Markiles, LLP (“SAM”) which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became the Company’s primary legal counsel upon closing of the merger with Ironclad Nevada on May 9, 2006.

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

13.  Gain/Loss Contingency

Early in 2008 the Company became aware that competitors had been importing gloves similar to many of its products under a temporary tariff provision at a lower duty rate.  This lower duty rate of 2.8% was significantly less than the 10.4% rate the Company had been paying.  The Company filed retroactive, formal protests with  U.S. Customs and Border Protection (CBP) for refund of duties for previous entries totaling approximately $165,000.

In July, 2008, the Company received a written denial on its formal protest from CBP. The Company is continuing to contest this denial through the courts.

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

Should the Company prevail in the court or through later administrative protests, the Company could receive refunds for previously paid duties in excess of $300,000.  That amount changes with each entry and is indeterminable until this situation is resolved.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2010 and 2009. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

On December 7, 2009 we entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis. This facility allows us to borrow the lesser of (a)$3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 7.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 8.5%. This agreement has an initial term of thirty-six (36) months.  This facility had an outstanding balance of $761,995 at June 30, 2010.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$5,444,636	$58,281	$5,502,917	$4,862,017	$188,935	$5,050,952
International	414,565	1,352	415,917	545,442	3,509	548,951
Total	$5,859,201	$59,633	$5,918,834	$5,407,459	$192,444	$5,599,903

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Since apparel products are a relatively new line, we are using a longer horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three and six months ended June 30, 2010, our inventory reserve was $157,000 and $132,000, respectively. For the three and six months ended June 30, 2009, our inventory reserve remained unchanged with a current balance of $112,000. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/09	$142,000
Payments Recorded During the Period	(34,843)
107,157
Adjustment to Reserve for Pre-existing Liabilities	(9,000)
Accrual for New Liabilities During the Reporting Period	34,843
Reserve Balance 3/31/10	133,000
Payments Recorded During the Period	(43,733)
89,267
Adjustment to Reserve for Pre-existing Liabilities	-
Accrual for New Liabilities During the Reporting Period	43,733
Reserve Balance 6/30/10	$133,000

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Net Sales increased $353,176 or 11.5%, to $3,435,904 in the quarter ended June 30, 2010 from $3,082,728 for the corresponding period in 2009. Two customers accounted for 38.8% of net sales during the quarter ended June 30, 2010 and two customers accounted for 66.7% of net sales for the quarter ended June 30, 2009.  Net sales increased $318,931 or 5.7%, to $5,918,834 in the six months ended June 30, 2010 from $5,599,903 for the corresponding period in 2009. Two customers accounted for 40.0% of net sales during the six months ended June 30, 2010 and two customers accounted for 53.1% of net sales for the six months ended June 30, 2009.  Net sales have increased for the quarter due to new customers and a large, one-time return in the prior year. While we have noticed a softening of demand for our products in light of the general downturn in the economy, particularly in those sectors tied to housing and construction, as well as a tightening in the credit markets making it more difficult for us to finance the production of inventory, we continue to focus our sales efforts on those areas where we see continued growth, the industrial channel, international and safety markets and job specific and specialty glove styles.

Gross Profit increased $170,170 to $1,356,770 for the quarter ended June 30, 2010 from $1,186,600 for the corresponding period in 2009. Gross profit, as a percentage of net sales, or gross margin, increased to 39.5% in the second quarter of 2010 from 38.5% in the same quarter of 2009.  Gross profit increased $355,184 to $2,449,900 for the six months ended June 30, 2010 from $2,094,716 for the corresponding period in 2009. Gross profit, as a percentage of net sales, or gross margin, increased to 41.4% in the first six months of 2010 from 37.4% in the same period of 2009.  The increase in gross profit of 14.3% for the second quarter and 17.0% for the six months ended June 30, 2010 was due to a one-time lower margin promotional sale in 2009, changes in product and customer mix, and a reduction in returns and air freight charges versus the prior year.

Operating Expenses decreased by $77,322, or 5.5%, to $1,337,232 in the second quarter of 2010 from $1,414,554 in the second quarter of 2009. As a percentage of net sales, operating expenses decreased to 38.9% in the second quarter of 2010 from 45.9% in the same period of 2009. Operating expenses decreased by $36,016, or 1.3%, to $2,781,430 in the six months ended June 30, 2010 from $2,817,446 in the same period of 2009. As a percentage of net sales, operating expenses decreased to 47.0% in the first six months of 2010 from 50.3% in the same period of 2009.  . The decreased spending for the first six months of 2010 was due to a cost reduction program we implemented in response to the slowing economy, and our previously announced objective to achieve profitability.  These measures resulted in decreased marketing and trade show activity of $84,000 and decreased public company costs of $28,000; offset by increased stock options expense of $45,000; increased salaries and benefits expenses of $23,000 and increased general office expenses of $8,000.  We are continuing our efforts to identify, capitalize on and maintain cost saving measures and opportunities in these and other areas.  Our number of employees was 22 at both June 30, 2010 and 2009.

Income from Operations increased $247,492 or 108.6%, to $19,538 in the second quarter of 2010 from ($227,954) in second quarter of 2009. Income from operations as a percentage of net sales increased to 0.6% in the second quarter of 2010 from (7.4%) in the second quarter of 2009.  Loss from operations decreased $391,200 or 54.1%, to ($331,530) in the first six months of 2010 from ($722,730) in the first six months of 2009. Loss from operations as a percentage of net sales decreased to (5.6%) in the first six months of 2010 from (12.9%) in the first six months of 2009.  The decrease in loss from operations in the three and six month periods was primarily due to increased gross profit margins and reduced expenses, sales adjustments and air freight charges.

Interest Expense decreased $739 to $18,528 in the second quarter of 2010 from $19,267 in the same period of 2009 due to reduced borrowing under our bank factoring agreement.  Interest expense decreased $5,355 to $37,705 in the first six months of 2010 from $43,060 in the same period of 2009, also due to reduced borrowing under our bank factoring agreement.

Interest Income decreased $232 in the second quarter of 2010 to $13 from $245 in the second quarter of 2009.  Interest income decreased $439 in the first six months of 2010 to $28 from $439 in the first six months of 2009.

Other Income (Expense) net was $233 in the second quarter of 2010 as compared with $7,708 in the second quarter of 2009.  Other income (expense) in the first six months of 2010 was $77 as compared to $7,977 in the corresponding period of 2009. Change in the fair value of warrant liability was $-0- in the second quarter of 2010 as compared to ($1,652) for the second quarter of 2009. This change represents the difference in the fair value of warrants recorded as liabilities at their issue date on November 10, 2008. This warrant is revalued at the end of each reporting period until the terms of the agreement for the warrants issued, that resulted in liability accounting, are satisfied.  This warrant liability was fully satisfied in the first quarter of 2010 with a charge of ($1,929).

Net Income increased $259,839 to $1,256 in the second quarter of 2010 from ($258,583) in the second quarter of 2009.  Net loss decreased $407,653 to ($372,425) in the first six months of 2010 from ($780,078) in the first six months of 2009.  This decreased loss is the result of the combination of each of the factors discussed above, principally the reduction in sales adjustments and operating expenses, and increased profit margins.

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

Off Balance Sheet Arrangements

At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our sales growth depends in part on our ability to expand from the hardware and lumber retail channels and industrial distributors that we have focused on for the past ten years into new distribution channels, particularly “Big Box” home centers and work wear and sporting goods retailers. Failure to expand into these mass-market channels could severely limit our growth.

Our business plan also depends in part on our ability to expand into international markets. We have begun the distribution of our products in Japan, Australia, Canada and Europe and we are in the process of establishing additional distribution in other international markets. Failure to expand international sales through these and other markets could limit our growth capability and leave us vulnerable solely to United States market conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Controls and Procedures

As of June 30, 2010, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 11, 2010	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance