Form 10-Q
period 2010-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2010-11-10
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

As of November 10, 2010, the registrant had 72,951,185 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (unaudited)
AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$871,524	$712,552
Accounts receivable net of allowance for doubtful accounts of $123,000 and $114,000	833,321	1,171,014
Due from factor	658,980	320,169
Inventory, net of reserve of $189,000 and $132,000	3,258,941	3,516,190
Deposits on inventory	1,242,220	286,384
Prepaid and other	148,173	130,382
Total current assets	7,013,159	6,136,691

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	258,521	212,360
Vehicles	43,680	43,680
Office equipment and furniture	186,965	138,256
Leasehold improvements	38,594	38,594
Less: accumulated depreciation	(389,257)	(335,317)
Total property, plant and equipment, net	138,503	97,573

Trademarks, net of $23,213 and $19,008 of accumulated amortization	106,596	101,727
Deposits and other	11,354	11,354
Total other assets	117,950	113,081

Total Assets	$7,269,612	$6,347,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,087,110	$1,483,018
Line of credit	1,494,719	1,237,961
Total current liabilities	3,581,829	2,720,979

Fair value of warrant liability	-	5,383

Total Liabilities	3,581,829	2,726,362

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 72,951,185 shares issued and outstanding at September 30, 2010 and December 31, 2009	72,951	72,951
Additional paid-in capital	18,203,544	17,905,182
Accumulated deficit	(14,588,712)	(14,357,150)
Total Stockholders’ Equity	3,687,783	3,620,983
Total Liabilities and Stockholders’ Equity	$7,269,612	$6,347,345

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Net sales	$3,383,488	$3,598,337	$9,302,322	$9,198,240

COST OF SALES
Cost of sales	1,948,679	2,207,114	5,417,613	5,712,301

GROSS PROFIT	1,434,809	1,391,223	3,884,709	3,485,939

OPERATING EXPENSES
General and administrative	455,048	558,622	1,567,110	1,642,542
Sales and marketing	560,230	587,275	1,700,296	1,830,368
Research and development	80,513	54,866	242,177	198,558
Purchasing, warehousing and distribution	156,352	139,607	485,504	440,668
Depreciation and amortization	19,659	22,130	58,145	67,810

Total operating expenses	1,271,802	1,362,500	4,053,232	4,179,946

INCOME (LOSS) FROM OPERATIONS	163,007	28,723	(168,523)	(694,007)

OTHER INCOME (EXPENSE)

Interest expense	(22,693)	(18,315)	(60,398)	(61,375)
Interest income	13	6	41	473
Change in fair value of warrant liability	-	520	-	(3,083)
Other income (expense), net	497	(1,500)	574	6,477
Unrealized loss on financing activities	-	-	(1,929)	-
Litigation settlement	-	-	-	(17,183)
Loss on disposition of equipment	-	-	-	(480)
Total other income (expense)	(22,183)	(19,289)	(61,712)	(75,171)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	140,824	9,434	(230,235)	(769,178)

PROVISION (BENEFIT) FOR INCOME TAXES	(38)	-	1,328	1,466

NET INCOME (LOSS)	$140,862	$9,434	$(231,563)	$(770,644)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$0.00	$(0.00)	$(0.01)
Diluted	$0.00	$0.00	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	72,951,185	72,951,185	72,951,185	68,975,664
Diluted	90,852,800	88,456,280	72,951,185	68,975,664

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,563)	$(770,644)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	9,000	40,000
Depreciation	53,940	65,631
Amortization	4,205	3,587
Change in fair value of warrant liability	1,929	3,083
Non-cash compensation:
Stock option expense	291,050	356,341
Changes in operating assets and liabilities:
Accounts receivable	(10,118)	379,521
Inventory	257,249	(1,529,096)
Deposits on inventory	(955,836)	(236,642)
Prepaid and other	(17,791)	(41,429)
Accounts payable and accrued liabilities	604,093	392,685

Net cash flows provided by (used in) operating activities	6,158	(1,336,963)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(94,869)	(6,868)
Investment in trademarks	(9,075)	-
Net cash flows used in investing activities	(103,944)	(6,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,507,385
Drawdown (payback) on bank line of credit	256,758	(166,517)
Net cash flows provided by financing activities	256,758	1,340,868

NET INCREASE (DECREASE) IN CASH	158,972	(2,963)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	712,552	215,203
CASH AND CASH EQUIVALENTS END OF PERIOD	$871,524	$212,240

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$60,398	$61,375
Income taxes	$1,328	$1,466

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber retailers, “Big Box” home centers and sporting goods retailers. The Company has received six patents and three patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 54 registered U.S. trademarks, 11 common law U.S. trademarks, and 13 registered international trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$8,698,235	$99,363	$8,797,598	$8,010,136	$219,482	$8,229,618
International	499,630	5,094	504,724	963,150	5,472	968,622
Total	$9,197,865	$104,457	$9,302,322	$8,973,286	$224,954	$9,198,240

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three and nine months ended September 30, 2010 were $1,948,679 and $5,417,613, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and nine months ending September 30, 2010 were $156,352 and $485,504, respectively. These costs were comprised of salaries and benefits of approximately $66,000 and $192,200; office expenses of approximately $4,200 and $16,600; travel and lodging of approximately $10,800 and $21,400; and warehouse operations of approximately $75,400 and $255,300, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and nine months ending September 30, 2010 were approximately $21,500 or 0.6% and $57,000 or 0.6%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and nine months ending September 30, 2010 were approximately $163,000 or 4.7% and $208,400 or 2.2%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and nine months ending September 30, 2010 were approximately $4,000 or 0.1% and $13,000 or 0.1%, respectively. Adjustments to the product returns reserve for the three and nine months ending September 30, 2010 were approximately ($109,000) or (3.1%) and ($118,000) or (1.2%), respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/09	$142,000
Payments Recorded During the Period	(34,843)
107,157
Adjustment to Reserve for Pre-existing Liabilities	(9,000)
Accrual for New Liabilities During the Reporting Period	34,843
Reserve Balance 3/31/10	133,000
Payments Recorded During the Period	(43,733)
89,267
Adjustment to Reserve for Pre-existing Liabilities	-
Accrual for New Liabilities During the Reporting Period	43,733
Reserve Balance 6/30/10	133,000
Payments Recorded During the Period	(184,511)
(51,511)
Adjustment to Reserve for Pre-existing Liabilities	56,000
Accrual for New Liabilities During the Reporting Period	184,511
Reserve Balance 9/30/10	$189,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and nine months ended September 30, 2010 and 2009 were $126,435 and $405,984, and $213,875 and $577,325, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $1,527,000 or 45% of net sales for the quarter ended September 30, 2010.  Two customers accounted for approximately $3,886,000 or 42% of net sales for the nine months ended September 30, 2010.  Three customers accounted for approximately $2,038,000 or 57% of net sales for the quarter ended September 30, 2009 and one customer accounted for approximately $1,847,000 or 21% for the nine months ended September 30, 2009.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 75% and 74% of total purchases for the three and nine months ended September 30, 2010.  Two suppliers, who are located overseas, accounted for approximately 84% and 83% of total purchases for the three and nine months ended September 30, 2009.

Loss Per Share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	Quarter Ended September 30,
	2010	2009
Options outstanding under the Company’s stock option plans	9,950,920	9,773,154
Common Stock Warrants	10,175,994	10,175,994

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

The components of the provision for income taxes for the quarters ended September 30, 2010 and 2009 were $-0- and $-0-, respectively, for the current state provisions. There was no state deferred and federal tax provision. Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At September 30, 2010 and December 31, 2009, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of September 30, 2010 and December 31, 2009. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis:	-	-	-	-	-	-
Warrant liability	$-	-	$-	$-	$5,383	$-

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

3. Inventory

At September 30, 2010 and December 31, 2009 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $189,000 at September 30, 2010 and $132,000 at December 31, 2009.

	September 30, 2010	December 31, 2009

Finished goods	$3,258,941	$3,516,190

4. Property and equipment

Property and equipment consisted of the following:

	September 30, 2010	December 31, 2009

Computer hardware and software	$258,521	$212,360
Furniture and equipment	186,965	138,256
Vehicle	43,680	43,680
Leasehold improvements	38,594	38,594

	527,760	432,890
Less accumulated depreciation	(389,257)	(335,317)
Property and equipment, net	$138,503	$97,573

Depreciation expense for the nine months ended September 30, 2010 and twelve months ended December 31, 2009 was $53,940 and $82,978, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	September 30,	December 31,
	2010	2009

Trademarks	$107,290	$100,590
Patents	22,519	20,145
Less: Accumulated amortization	(23,213)	(19,008)
Trademarks and Patents, net	$106,596	$101,727

Trademarks and patents consist of definite-lived trademarks and patents of $88,556 and $78,182 and indefinite-lived trademarks and patents of $41,253 and $42,553 at September 30, 2010 and December 31, 2009, respectively. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $4,205 and $4,935 for the nine months ended September 30, 2010 and twelve months ended December 31, 2009, respectively.

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Accounts payable	$1,217,139	$560,850
Accrued inventory	228,335	48,454
Accrued rebates and co-op	177,099	250,604
Accrued bonus	132,498	195,958
Accrued returns reserve	24,000	142,000
Accrued expenses - other	308,039	285,152

Total accounts payable and accrued expenses	$2,087,110	$1,483,018

7. Bank Lines of Credit

Factoring Agreement

On December 7, 2009 the Company entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigns certain of its accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of the value of eligible inventory or the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 7.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 8.5%. This agreement has an initial term of thirty-six (36) months.

As of September 30, 2010, the total amount due to FCC via the line of credit was $1,494,719 offset by $658,980 due from factor.  As of December 31, 2009, the total amount due to FCC via the line of credit was $1,237,961 offset by $320,169 due from factor.

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

There were 72,951,185 shares of common stock of the Company outstanding at September 30, 2010.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2009	10,175,994	$0.93
Warrants issued	-	-
Warrants outstanding at September 30, 2010	10,175,994	$0.93

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

For stock options issued during the quarters ended September 30, 2010 and 2009, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	September 30, 2010	September 30, 2009
Risk free interest rate	2.09%	2.46% - 3.13%
Dividends	-	-
Volatility factor	120.7%	310.7%
Expected life	6.25 years	5.5 – 6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	9,949,404	$0.09
Granted	207,000	$0.15
Exercised	-	-
Cancelled/Expired	(457,102)	$0.09
Outstanding at March 31, 2010	9,699,302	$0.09
Granted	-	-
Exercised	-	-
Cancelled/Expired	(57,000)	$0.09
Outstanding at June 30, 2010	9,642,302	$0.09
Granted	434,000	$0.10
Exercised	-	-
Cancelled/Expired	(125,382)	$0.09
Outstanding at September 30, 2010	9,950,920	$0.09
Exercisable at September 30, 2010	7,725,621	$0.09

The following tables summarize information about stock options outstanding at September 30, 2010:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.15	9,950,920	6.31	$0.093	$263,928

The following tables summarize information about stock options exercisable at September 30, 2010:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.15	7,725,621	5.56	$0.093	$209,452

The Company recorded $291,050 and $356,341 of compensation expense for employee stock options during the nine months ended September 30, 2010 and 2009. These compensation expense charges were recorded in the following operating expense categories for 2010 and 2009, respectively; general and administrative - $194,291 and $190,141; sales and marketing - $60,287 and $116,810; research and development - $19,057 and $26,551; and purchasing, warehousing and distribution - $17,415 and $22,839. There was a total of $223,104 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at September 30, 2010. This cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the nine months ended September 30, 2010 was $316,201.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2006 through 2009. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2006 through 2009.  The Company’s 2009 tax returns were timely filed in July 2010.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarters ended September 30, 2010 and 2009 as follows:

	September 30, 2010	September 30, 2009
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.1)	(5.6)
Change in valuation allowance	39.1	39.6
Total	-%	-%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at September 30, 2010 and 2009 consisted of the following:

	2010	2009
Deferred tax assets
Net operating loss carryforward	$4,329,593	$4,481,063
Stock option expense	1,115,338	926,918
Allowance for doubtful accounts	52,693	42,840
Allowance for product returns	10,282	34,272
Accrued compensation	97,218	79,466
Inventory reserve	80,968	56,549
Other	6,915	3,678
Valuation allowance	(5,298,022)	(5,234,569)
Total deferred tax assets	394,985	390,217
Total deferred tax liabilities	(394,985)	(390,217)
Net deferred tax assets/liabilities	$-	$-

As of September 30, 2010, the Company had unused federal and state contribution carryovers of $13,603 that expire in 2010 through 2015.

As of September 30, 2010, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $10,144,000 and $10,675,000, respectively, that expire between 2010 and 2027.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The facility is located in El Segundo, California. Rent expense for this facility for the nine months ended September 30, 2010 was $136,764.

The Company has various non-cancelable operating leases for office equipment expiring through March 31, 2013.  Equipment lease expense charged to operations under these leases for the nine months ended September 30, 2010 was $6,291.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2010	45,696	2,100	47,796
2011	91,392	8,402	99,794
2012	-	8,402	8,402
2013	-	159	159
Thereafter	-	-	-

	$137,088	$19,063	$156,151

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

Should the Company prevail in the court or through later administrative protests, the Company could receive refunds for previously paid duties in excess of $200,000.  That amount changes with each entry and is indeterminable until this situation is resolved.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2010 and 2009. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2009 we entered the Canadian and European markets through distributors and international sales represented approximately 7% - 12% of total sales. We plan to continue to pursue sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2010.

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

On December 7, 2009 we entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis. This facility allows us to borrow the lesser of (a)$3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 7.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 8.5%. This agreement has an initial term of thirty-six (36) months.  This facility had an outstanding balance of $1,494,719 at September 30, 2010.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$8,698,235	$99,363	$8,797,598	$8,010,136	$219,482	$8,229,618
International	499,630	5,094	504,724	963,150	5,472	968,622
Total	$9,197,865	$104,457	$9,302,322	$8,973,286	$224,954	$9,198,240

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Since apparel products are a relatively new line, we are using a longer horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three months ended September 30, 2010, we increased our inventory reserve $32,000 to a current balance of $189,000.  For the three months ended September 30, 2009, we increased our inventory reserve $20,000 to a balance of $132,000. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Our current estimated future warranty product return rate is approximately 1.5% and our current estimated future stock adjustment return rate is approximately 0.5%. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons:  (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/09	$142,000
Payments Recorded During the Period	(34,843)
107,157
Adjustment to Reserve for Pre-existing Liabilities	(9,000)
Accrual for New Liabilities During the Reporting Period	34,843
Reserve Balance 3/31/10	133,000
Payments Recorded During the Period	(43,733)
89,267
Adjustment to Reserve for Pre-existing Liabilities	-
Accrual for New Liabilities During the Reporting Period	43,733
Reserve Balance 6/30/10	133,000
Payments Recorded During the Period	(184,511)
(51,511)
Adjustment to Reserve for Pre-existing Liabilities	56,000
Accrual for New Liabilities During the Reporting Period	184,511
Reserve Balance 9/30/10	$189,000

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

Net Sales decreased $214,849 or 6.0%, to $3,383,488 in the quarter ended September 30, 2010 from $3,598,337 for the corresponding period in 2009. Two customers accounted for 45% of net sales during the quarter ended September 30, 2010 and three customers accounted for 57% of net sales for the quarter ended September 30, 2009.  Net sales increased $104,082 or 1.1%, to $9,302,322 in the nine months ended September 30, 2010 from $9,198,240 for the corresponding period in 2009. Two customers accounted for 42% of net sales during the nine months ended September 30, 2009 and one customer accounted for 21 % of net sales for the nine months ended September 30, 2009.  Net sales decreased for the quarter due to two non-recurring prior year customer promotions totaling approximately $608,000, offset by decreased returns and adjustments and sales to new customers.  While we have noticed a softening of demand for our products in light of the general downturn in the economy, particularly in those sectors tied to housing and construction, we are seeing some areas of improvement, and we continue to focus our sales efforts on those areas where we see continued growth, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $43,586 to $1,434,809 for the quarter ended September 30, 2010 from $1,391,223 for the corresponding period in 2009. Gross profit, as a percentage of net sales, or gross margin, increased to 42.4% in the third quarter of 2010 from 38.7% in the same quarter of 2009.  Gross profit increased $398,770 to $3,884,709 for the nine months ended September 30, 2010 from $3,485,939 for the corresponding period in 2009. Gross profit, as a percentage of net sales, or gross margin, increased to 41.8% in the first nine months of 2010 from 37.9% in the same period of 2009.  The increase in gross profit of 3.1% for the third quarter and 11.4% for the nine months ended September 30, 2010 was due to lower international and promotional sales in both the quarter and year-to-date periods.

Operating Expenses decreased by $90,698, or 6.7%, to $1,271,802 in the third quarter of 2010 from $1,362,500 in the third quarter of 2009. As a percentage of net sales, operating expenses decreased to 37.6% in the third quarter of 2010 from 37.9% in the same period of 2009. Operating expenses decreased by $126,714, or 3.0%, to $4,053,232 in the nine months ended September 30, 2010 from $4,179,946 in the same period of 2009. As a percentage of net sales, operating expenses decreased to 43.6% in the first nine months of 2010 from 45.4% in the same period of 2009.  . The decreased spending for the first nine months of 2010 was due to a cost reduction program we implemented in response to the slowing economy, and our previously announced objective to achieve profitability.  These measures resulted in decreased marketing and trade show activity of $171,000, decreased stock options expense of $65,000, decreased warehousing and outside services expenses of $34,000; offset by  increased salaries and benefits expenses of $85,000, increased royalty expenses of $53,000 and increased travel and entertainment expenses of $7,000.  We are continuing our efforts to identify, capitalize on and maintain cost saving measures and opportunities in these and other areas.  Our number of employees was 22 at September 30, 2010 and 21 at September 30, 2009.

Income from Operations increased $134,285 or 468%, to $163,007 in the third quarter of 2010 from $28,722 in third quarter of 2009. Income from operations as a percentage of net sales increased to 4.8% in the third quarter of 2010 from 0.8% in the third quarter of 2009.  Loss from operations decreased $525,484 or 75.7%, to ($168,523) in the first nine months of 2010 from ($694,007) in the first nine months of 2009. Loss from operations as a percentage of net sales decreased to (1.8%) in the first nine months of 2010 from (7.5%) in the first nine months of 2009.  The decrease in loss from operations in the three and nine month periods was primarily due to increased gross profit margins and reduced expenses, sales adjustments and air freight charges.

Interest Expense increased $4,378 to $22,693 in the third quarter of 2010 from $18,315 in the same period of 2009 due to increased rates under our bank factoring agreement.  Interest expense decreased $977 to $60,398 in the first nine months of 2010 from $61,375 in the same period of 2009 due to reduced borrowing under our bank factoring agreement, offset by higher rates.

Other Income (Expense) net was $497 in the third quarter of 2010 as compared with ($1,500) in the third quarter of 2009.  Other income (expense) in the first nine months of 2010 was $574 as compared to $6,477 in the corresponding period of 2009. Change in the fair value of warrant liability was $-0- in the third quarter of 2010 as compared to $520 for the third quarter of 2009. This change represents the difference in the fair value of warrants recorded as liabilities at their issue date on November 10, 2008. This warrant was revalued at the end of each reporting period until the terms of the agreement for the warrants issued, that resulted in liability accounting, are satisfied.  This warrant liability was fully satisfied in the first quarter of 2010 with a charge of ($1,929).

Net Income increased $131,428 to $140,862 in the third quarter of 2010 from $9,434 in the third quarter of 2009.  Net loss decreased $539,081 to ($231,563) in the first nine months of 2010 from ($770,644) in the first nine months of 2009.  This decreased loss is the result of the combination of each of the factors discussed above, principally the reduction in sales adjustments and operating expenses, and increased profit margins.

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

Our working capital, at any particular time, reflects the seasonality of our glove business and plans to expand product lines and enter new markets.  We expect inventory and current liabilities to be higher in the third and fourth quarters for these reasons.

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.  In the short term we are monitoring our credit issuances and cash collections to maximize cash flows and investigating opportunities to reduce our current inventories to convert these assets into cash.  Over the past year, and continuing in the near and longer term we are focused on reducing our operating costs, increasing margins and improving operating procedures to generate sustained profitability.

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

On December 7, 2009 we entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows us to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 7.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 8.5%. This agreement has an initial term of thirty-six (36) months.

Off Balance Sheet Arrangements

At September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2010, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 10, 2010	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance