Form 10-K
period 2010-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2011-03-10
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,763,255.

At March 1, 2011, the issuer had 72,951,185 shares of common stock, par value $0.001 per share, issued and outstanding.

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

Glove Products

Currently, our primary products are our task-specific technical gloves.  Glove products are specially designed for individual user groups.  Currently, we produce and sell 53 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of construction, do-it-yourself, industrial and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, oil and gas workers, hunters, gardeners and do-it-yourself users.  Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion.  Glove products are currently manufactured by multiple suppliers operating in China and Indonesia.  The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply, if necessary.  Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

Apparel

We launched a line of performance apparel products during the fourth quarter of 2005.  This apparel line initially consisted of long and short sleeved shirts designed to increase the comfort and functionality of the wearer by taking into account environmental temperatures and workers’ corresponding perspiration levels.  The apparel is engineered to keep the wearer dry and cool under extreme work conditions.  Ironclad’s apparel products are comparable to Under Armour™ Products, but we have incorporated worker-centric features such as anti-microbials, SPF 30 sunscreen protection and self wicking, and have made our apparel products slightly heavier for durability.  Our existing sales force sells the performance apparel line to our existing customer base.  In 2007, we expanded the apparel line to include performance jackets, pants, shorts, reflective and polo shirts, underwear and tights.  The apparel line is manufactured by four suppliers located in Taiwan, Mexico, Vietnam and the Dominican Republic.  Manufacturing capacity for apparel is readily available and we believe that we would be able to replace our current manufacturers and add new manufacturers without significant disruption in supply.

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

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores, lumber yards, big box home centers, industrial distributors and sporting goods retailers.  We intend to continue to expand into additional large retailers and distributors in 2011.

International Expansion

We began distributing products internationally in 2005 in Australia and Japan.  In 2006, we entered the Canadian market through a distributor.  We expanded into the United Kingdom in 2007 and into Spain and the Netherlands in 2008.  In 2010 we expanded into Sweden through a direct customer.  We plan to expand further into Europe and other international markets in the future.

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

Sales and Customer Analysis

We are currently distributing our products through approximately 10,000 outlets that cater to the professional tradesman, do-it-yourself consumer, industrial user and sporting goods consumer, including “Big Box” home centers, hardware co-ops, lumber yards, industrial distributors and sporting goods retailers.  Currently, we estimate that our products are sold in only 30% of the retail and distribution outlets identified by our management as viable Ironclad outlets.  We intend to continue to emphasize and expand our relationships with these retailers and distributors.

Sales through industrial distributors accounted for approximately 36% of our sales revenue in 2010.  One distributor, Orr Safety Corporation, accounted for approximately 23% of our sales in 2010.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers, large industrial distributors and international channels, which we believe creates significant opportunities for strengthening our brand and expanding our product penetration in the various markets.

Geographic Information

Domestic sales accounted for 92% of our revenue in 2010 and 88% in 2009.  International sales in Australia, the United Kingdom, Canada, the Netherlands, Sweden and other countries accounted for our remaining revenue in 2010.  All of our fixed assets are located in the United States, principally in California at our headquarters.  Our products are currently manufactured in China, Indonesia, Taiwan, Mexico, Vietnam and the Dominican Republic.

Private-Label and Co-Branded Products and Relationships

We have selectively teamed up with several existing brands in our marketplace to produce private-label gloves (co-branded with a “Built Tough by Ironclad” tag).  In addition, we have also developed co-branded gloves with qualified partners to penetrate alternate marketplaces, such as the oil & gas industry (i.e. the KONG glove).  We have also licensed several brand names (Snapon, RealTree, Tuff Chix) whereby we have the right to use their logo or patterns on gloves we produce for sale to our customers.

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

Ironclad owns the following trademark intellectual property: 54 registered U.S. trademarks, 12 common law U.S. trademarks, and 13 registered international trademarks.  These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image.  We also have 7 copyright marks.

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

Employees

As of March 1, 2011, Ironclad had 23 full-time employees.  Since inception, we have never had a work stoppage, and our employees are not represented by a labor union.  Ironclad considers its relationships with its employees to be positive.

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

We have funded our operations and capital expenditures with cash flow from operations, our cash on hand, the net proceeds of the private placements completed on May 9, 2006, September 21, 2007, April 22, 2008 and February 5, 2009, and the factoring agreement entered into on December 7, 2009.  As part of our planned growth, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure.

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

We have a history of operating losses and may not sustain profitability.  We cannot guarantee that we will remain profitable.  Even if we remain profitable, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Our glove products are manufactured by 4 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products are currently manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 8% of our fiscal 2010 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

Difficult economic conditions could also increase the risk of extending credit to our retailers.  Since we have entered into a factoring relationship, a customer’s financial problems would limit the amount of customer receivables that we could assign to such factor on the receivables, and could cause us to assume more credit risk relating to those assigned receivables or to curtail business with that customer.

Changes in international treaties or governmental regulatory schemes could adversely impact our business.

Any negative changes to international treaties and regulations such as the North American Free Trade Agreement (or NAFTA), and to the effects of international trade agreements and embargoes imposed by entities such as the World Trade Organization, could result in a rise in trade quotas, duties, taxes and similar impositions limit the countries from whom we can purchase our fabric or other component materials, or limit the countries where we might market and sell our products, any of which could correspondingly have an adverse effect on our business.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 42% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

We lease all of our facilities.  Our headquarters are located at 2201 Park Place, Suite 101, El Segundo, California 90245.  The table below sets forth certain information regarding our leaseholds as of March 1, 2011.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
2201 Park Place, Suite 101 El Segundo, CA	10,600	$15,232	Corporate offices and warehouse

Subsequent to the end of fiscal 2010 we exercised our option to extend our current lease for an additional five years.   We believe our facilities are adequate to meet our current and near-term needs.

Item 3.Legal Proceedings.

None

Item 4.(Removed and Reserved).

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

	High	Low
Year Ended December 31, 2009
First Quarter	$0.10	$0.03
Second Quarter	$0.13	$0.06
Third Quarter	$0.15	$0.07
Fourth Quarter	$0.19	$0.08
Year Ended December 31, 2010
First Quarter	$0.15	$0.09
Second Quarter	$0.14	$0.10
Third Quarter	$0.14	$0.06
Fourth Quarter	$0.12	$0.07

On March 1, 2011, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.11 per share.  As of March 1, 2011, there were approximately 156 shareholders of record of our common stock.

Dividends

We have never paid dividends on our common stock.  We intend to retain any future earnings for use in our business.

Item 6.Selected Financial Data.

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2010 and 2009.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

We believe that our products have international appeal.  In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2010 we entered the Canadian and European markets through distributors and international sales represented approximately 7% - 12% of total sales.  We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2011.

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly.  For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  For  apparel products we are using a longer horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete.  The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions.  The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products.  Both the write down and reserve adjustments are recorded as charges to cost of goods sold.  For the years ended December 31, 2010 and December 31, 2009 we adjusted our inventory reserve by $88,000 and $20,000, respectively, to a current balance of $220,000 and recorded a corresponding adjustment in cost of goods sold.  All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products.  Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete.  As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Our current customers consist of large national, regional and smaller independent customers with good payment histories with us.  In 2010 we began factoring certain accounts receivable without recourse with our factor.   We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends.  If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required.  New customers are evaluated by us and our factor for credit worthiness before terms are established.  Although we expect to collect all amounts due, actual collections may differ.

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

Our current estimated future warranty product return rate is approximately 1.75% and our current estimated future stock adjustment return rate is approximately 0.25%.  As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount.  We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons; (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them.  If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates.  Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory.  Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.  Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Warranty Returns
Reserve Balance 12/31/08	$137,000
Payments Recorded During the Period	(642,096)
(505,096)
Adjustment to Reserve for Pre-existing Liabilities	5,000
Accrual for New Liabilities During the Reporting Period	642,096

Reserve Balance 12/31/09	142,000
Payments Recorded During the Period	(279,206)
(137,206)
Adjustment to Reserve for Pre-existing Liabilities	(85,000)
Accrual for New Liabilities During the Reporting Period	279,206

Reserve Balance 12/31/10	$57,000

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

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860-10-05 (prior authoritative literature: FASB Statement No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company was required to adopt this standard in 2010.  We adopted FASB ASC 860-10-05 and determined that it has no effect on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05 (prior authoritative literature: FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature FASB ASC 860-10-05 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company was required to adopt this standard in 2010. We adopted FASB ASC 810-10-05 and determined that it has no effect on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company  adopted this standard in the prior period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

Net Sales increased $1,373,909, or 10.1%, to $14,999,181 in the year ended December 31, 2010 from $13,625,272 for the corresponding period in 2009.  This increase was primarily due to increased sales with our industrial customers, notably the oil and gas industry, of approximately $1,923,000, increased sales of approximately $831,000 with private label customers, offset by approximately $705,000 of decreased international sales, due primarily to timing of container shipments, and by decreased sales from our retail sector, primarily housing and construction customers of approximately $675,000.  Two customers accounted for approximately 36% of net sales during the year ended December 31, 2010 and three customers accounted for approximately 56% of net sales for the year ended December 31, 2009.  Customer demand for our products in our retail sector seems to have stabilized this year, however those sectors tied to housing and construction are still slow.  We continue to focus our sales efforts on those areas where we see continued growth, the industrial channel, safety markets and job specific glove styles.

Gross Profit increased $755,365 to $5,920,388 for the year ended December 31, 2010 from $5,165,023 for the year ended December 31, 2009.  Gross profit as a percentage of net sales, or gross margin, increased to 39.5% in 2010 from 37.9% in 2009.  The increase in gross margin reflects a reduction in special, low margin one-time promotions in the current year, plus product mix and customer sales mix that resulted in slightly higher average selling prices.  Product mix and customer sales mix shifts can affect gross profit in any period.  Sales to “Big Box” home centers generally include an assortment of lower priced products than are sold to other retailers and distributors.  Sales to international distributors are generally at lower gross margin, as the international distributor pays the cost of selling and distributing the product and servicing their customers.  These increased costs have been offset by increased direct factory-to-customer shipments to international and certain domestic customers.

Operating Expenses decreased by $332,841, or 5.8%, to $5,441,219 in 2010 from $5,774,060 in 2009.  As a percentage of net sales, operating expenses decreased to 36.3% in 2010 from 42.4% in the same period of 2009.  The decreased spending in 2010 was primarily due to decreased trade show costs, print and cooperative advertising of approximately $221,000; decreased expenses associated with our status as public company costs of approximately $100,000; decreased legal costs of approximately $35,000; decreased contracted service fees, primarily third-party fulfillment services, of approximately $19,000; decreased stock options expense of $185,000; offset by increased salaries and benefits of approximately $204,000; increased travel and entertainment expenses of approximately $13,000 and increased general office expenses of approximately $11,000.  Expenses associated with being a public company included public accounting and investor relations expenses.  Our number of employees increased to 22 at December 31, 2010 from 21 at December 31, 2009.

Income from Operations increased $1,088,206 or 178.7%, to $479,169 in 2010 from a loss of ($609,037) in 2009.  Income from operations as a percentage of net sales increased to 3.2% in 2010 from (4.5%) in 2009.  The increase in income for 2010 was primarily the result of increased sales and gross profit from both new and existing products and customers in addition to the ongoing cost containment measures we have implemented to reduce our operating expenses, as discussed above.

Interest Expense increased $6,020 to $90,883 in 2010 from $84,863 in 2009.  The increase was primarily due to higher interest rates and financing costs with our factor, offset by reduced bank borrowing in the current year.

Interest Income decreased $452 to $73 in 2010 from $525 in 2009.  Interest income is a result of the temporary investment of excess funds during the year.  Returns on invested short-term funds are at historical lows.

Other Income (Expense) net was ($19,525) in 2010 as compared with ($11,135) in 2009.  Change in the fair value of warrant liability was ($1,929) in 2010 as compared to ($3,286) for 2009.  This income (expense) primarily represents the difference in the fair value of warrants recorded as liabilities.  Other expense in 2010 consisted primarily of prior period adjustments charged back by a “Big Box” customer.  In 2009 there were net losses of ($480) on the disposition of equipment.

Net Income increased $1,075,319 to $365,577 in 2010 from a loss of ($709,742) in 2009.  This transition from a loss to income is a result of the combination of each of the factors discussed above.

Seasonality and Annual Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period.  We typically generate 55% - 65% of our glove net sales during these months.  Though the overall economy appears to be experiencing pockets of recovery, our results have been improved by the successful introduction of new products designed specifically for the oil and gas, safety and sporting goods industries.

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

Operating Activities.  In 2010, cash provided by operating activities was $64,485 and consisted primarily of net income of $365,577, increased by non-cash items of $503,495 and decreases in inventory of $160,000, prepaid and other expenses of $10,451, and accounts payable and accrued expenses of $1,043,085; offset by increases in accounts receivable of $1,270,524, and deposits on inventory of $747,599.

In 2009, cash used in operating activities was $627,691 and consisted primarily of a net loss of $709,742, reduced by non-cash items of $650,791 and increases in inventory of $383,348, deposits on inventory of $14,659 and prepaid and other expenses of $14,981, and decreases in accounts receivable of $160,251, offset by a decrease in accounts payable and accrued expenses of $316,003.

Investing Activities.  In 2010 and 2009, investing activities were primarily the result of capital expenditures, mainly for computer equipment and trademark applications.  Cash used in investing activities increased $227,021 to $248,027 for 2010 from $21,006 in 2009.  Expenditures for property and equipment increased $225,386 and investment in trademarks and patents increased $1,635.

Financing Activities.  Financing activities during 2010 consisted entirely of our net borrowing under our new factoring facility.  Cash provided by financing activities was $538,427 for 2010.

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

Credit Facilities

On September 15, 2006 we entered into a new factoring agreement with Wells Fargo Century, Inc., dba Wells Fargo Trade Capital, Inc. (“WFTC”), whereby we assigned certain of our accounts receivable with full recourse.  On November 21, 2006, we entered into an amendment to this factoring agreement.  This facility allowed us to borrow the lesser of (a) $2,500,000 or (b) the sum of: (i) seventy-five percent (75%) of the net amount of our Eligible Receivables and (ii) 40% of the value of our Eligible Inventory (which amount shall not exceed the lesser of $750,000 and the net amount of our Eligible Receivables) (as such terms are defined in the factoring agreement).  This credit facility did not contain any financial covenants.  All of our assets secured amounts borrowed under the terms of this agreement.  Interest on outstanding balances accrued at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as WFTC selected in its discretion) as its “prime” or base rate for commercial loans and the agreement had an initial term of 24 months.  On November 30, 2008 we entered into another amendment to this factoring agreement whereby our interest rate was increased to Prime plus 2%.  This facility was paid off and replaced in December 2009.

On December 7, 2009 we entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivable without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis.  This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable.  All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 7.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 8.5%.  This agreement has an initial term of thirty-six (36) months.

Off Balance Sheet Arrangements

At December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ironclad Performance Wear Corporation

We have audited the accompanying consolidated balance sheets of Ironclad Performance Wear Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2010. Ironclad Performance Wear Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
March 10, 2011

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2010 AND 2009

ASSETS
	December 31,	December 31,
	2010	2009
CURRENT ASSETS
Cash and equivalents	$1,067,437	$712,552
Accounts receivable net of allowance for doubtful accounts of $130,000 and $114,000	776,943	1,171,014
Due from factor	1,968,764	320,169
Inventory, net of reserve for obsolete inventory of $220,000 and $132,000	3,268,189	3,516,190
Deposits on inventory	1,033,982	286,384
Prepaid and other	119,931	130,382

Total Current Assets	8,235,246	6,136,691

PROPERTY AND EQUIPMENT
Computer equipment and software	390,525	212,360
Vehicle	43,680	43,680
Furniture and equipment	193,034	138,256
Leasehold improvements	39,694	38,594
Less: accumulated depreciation	(406,909)	(335,317)

Total Property and equipment, net	260,024	97,573

OTHER ASSETS
Trademarks and patents, net of accumulated amortization of $24,762 and $19,008	109,958	101,727
Deposits and other	11,354	11,354

Total Other Assets	121,312	113,081

TOTAL ASSETS	$8,616,582	$6,347,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,526,103	$1,483,018
Bank lines of credit	1,776,388	1,237,961

Total current liabilities	4,302,491	2,720,979

Fair value of warrant liability	-	5,383

Total Liabilities	4,302,491	2,726,362

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value per share,172,744,750 shares authorized, 72,951,185 shares issued and outstanding	72,951	72,951
Capital in excess of par value	18,232,713	17,905,182
Accumulated deficit	(13,991,573)	(14,357,150)

Total Stockholders’ Equity	4,314,091	3,620,983

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,616,582	$6,347,345

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009
REVENUES
Net sales	$14,999,181	$13,625,272

COST OF SALES
Cost of sales	9,078,793	8,460,249

GROSS PROFIT	5,920,388	5,165,023

EXPENSES
General and administrative	2,072,465	2,372,566
Sales and marketing	2,301,669	2,468,336
Research and development	311,088	249,967
Purchasing, warehousing and distribution	678,650	595,279
Depreciation and amortization	77,347	87,912

Total operating expenses	5,441,219	5,774,060

INCOME (LOSS) FROM OPERATIONS	479,169	(609,037)

OTHER INCOME/(EXPENSE)
Interest expense	(90,883)	(84,863)
Interest income	73	525
Unrealized loss on financing activities	(1,929)	(3,286)
Loss on disposition of equipment	-	(480)
Other expense, net	(19,525)	(11,135)

Total other income (expense)	(112,264)	(99,239)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	366,905	(708,276)
Provision for income taxes	(1,328)	(1,466)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$365,577	$(709,742)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.01)
Diluted	$0.00	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	72,951,185	69,977,713
Diluted	81,343,673	79,987,117

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to common shareholders	$365,577	$(709,742)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	16,000	54,000
Inventory reserve	88,000	20,000
Depreciation	71,593	82,978
Amortization	5,754	4,935
Loss on disposition of equipment	-	480
Change in fair value of warrant liability	1,929	3,286
Non-cash compensation:
Common stock issued for services	-	-
Options issued for services	3,210	-
Stock option expense	317,009	505,112
Changes in operating assets and liabilities:
Receivables	(1,270,524)	160,251
Inventory	160,001	(403,348)
Deposits on inventory	(747,598)	(14,659)
Prepaid and other	10,451	(14,981)
Accounts payable and accrued expenses	1,043,085	(316,003)
Net cash flows provided by (used in) operating activities	64,487	(627,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(234,044)	(8,656)
Investment in trademarks and patents	(13,985)	(12,350)
Net cash flows used in investing activities	(248,029)	(21,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) proceeds from bank lines of credit	538,427	(361,339)
Proceeds from issuance of common stock	-	1,507,385
Offering costs	-	-
Payments on capital leases	-	-
Net cash flows provided by financing activities	538,427	1,146,046

NET INCREASE (DECREASE) IN CASH	354,885	497,349
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	712,552	215,203
CASH AND CASH EQUIVALENTS END OF PERIOD	$1,067,437	$712,552

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash (paid) received during the year for:
Payment to extinguish bank line of credit with Wells Fargo Trade Credit	$-	$(1,326,005)
Proceeds from new bank line of credit with First Capital Western Region	-	1,326,005
Interest paid in cash	(90,883)	(84,863)
Income taxes paid	(1,328)	(1,466)
Income tax refund	-	-

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

	Common Stock
	Shares Issued and Outstanding	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2008	42,803,487	$42,804	$15,922,832	$(13,647,408)	$2,318,228

Common stock issued for cash	30,147,698	30,147	1,477,238	-	1,507,385
Stock option expense	-	-	505,112	-	505,112
Net loss	-	-	-	(709,742)	(709,742)
Balance at December 31, 2009	72,951,185	72,951	17,905,182	(14,357,150)	3,620,983
Stock option expense	-	-	320,219	-	320,219
Warrant expense	-	-	7,312	-	7,312
Net income	-	-	-	365,577	365,577
Balance at December 31, 2010	72,951,185	$72,951	$18,232,713	$(13,991,573)	$4,314,091

See Notes to Consolidated Financial Statements

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business.

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions.  Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and sporting goods retailers.  The Company has received five patents and has three patents pending for design and technological innovations incorporated in its performance work gloves.  The Company has 54 registered U.S. trademarks, 12 common law U.S. trademarks and 13 registered international trademarks.  The Company introduced its line of specialty work apparel in the fourth quarter of 2005.  The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Twelve Months Ended December 31, 2010			Twelve Months Ended December 31, 2009
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$13,621,982	$176,074	$13,798,056	$11,600,651	$294,714	$11,895,365
International	1,195,977	5,148	1,201,125	1,722,937	6,970	1,729,907
Total	$14,817,959	$181,222	$14,999,181	$13,323,588	$301,684	$13,625,272

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs).  Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse.  Cost of goods sold for the years ended December 31, 2010 and 2009 were $9,078,793 and $8,460,249 respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the years ending December 31, 2010 and 2009 were $678,650 and $595,279, respectively.  These costs were comprised of salaries and benefits of approximately $266,000 and $219,000; office expenses of approximately $20,000 and $13,000; travel and lodging of approximately $27,000 and $8,000; and warehouse operations of approximately $365,000 and $355,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales.  Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship.  It allows customers to return damaged or defective products to us following a customary return merchandise authorization process.  Warranty returns for the years ending December 31, 2010 and 2009 were approximately $65,000 or 0.4% and $101,000 or 0.7%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process.  In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose.  Saleable product returns for the years ending December 31, 2010 and 2009 were approximately $214,000 or 1.4 % and $541,000 or 3.7%, respectively.  Included in saleable product returns for the year ended December 31, 2009 were two large, unique and non-recurring returns.  In one instance the Company “took back” inventory from a customer who had lost it’s customer for the product as a means of recovering its value for approximately $251,000.  In the second instance a long-time hardware distributor customer whose marketplace suffered significant set-backs during the recent recession, found itself unable to sell, and pay for inventory in its possession.  The Company agreed to allow it to return approximately $67,000 of this product.  These two returns account for approximately $318,000 or 2.1% of the 2009 total.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve.  Pricing and shipping corrections for the years ending December 31, 2010 and 2009 were approximately $23,000 or 0.1% and $81,000 or 0.5%, respectively.  Adjustments to the product returns reserve for the years ending December 31, 2010 and 2009 were approximately ($85,000) or (0.5%) and $5,000 or 0.0%, respectively.

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserve for Warranty Returns
Reserve Balance 12/31/08	$137,000

Payments Recorded During the Period	(642,096)
(505,096)
Adjustment to Reserve for Pre-existing Liabilities	5,000
Accrual for New Liabilities During the Reporting Period	642,096

Reserve Balance 12/31/09	142,000

Payments Recorded During the Period	(279,206)
(137,206)
Adjustment to Reserve for Pre-existing Liabilities	(85,000)
Accrual for New Liabilities During the Reporting Period	279,206

Reserve Balance 12/31/10	$57,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising expenses for the years ended December 31, 2010 and 2009 were $392,906 and $597,662, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $5,438,000 or 36% of net sales for year ended December 31, 2010 and three customers accounted for approximately $7,666,000 or 56% of net sales for year ended December 31, 2009.  No other customer accounted for more than 10% of net sales.

Supplier Concentrations

Two suppliers, which are located overseas, accounted for approximately 75% of total purchases during the year ended December 31, 2010 and 83% of total purchases during the year ended December 31, 2009.

Earnings (Loss) Per Share

The Company utilizes FASB ASC 260, “Earnings per Share.”  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potential common shares have been excluded from the computation of diluted net earnings (loss) per share for the periods presented because the effect would have been anti-dilutive:

	Year Ended December 31,
	2010	2009

Options outstanding under the Company’s stock option plans	1,278,000	-
Common Stock Warrants	10,115,994	10,115,994

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

The significant components of the provision for income taxes for the years ended December 31, 2010 and 2009 were $1,328 and $1,466, respectively, for the current state provisions.  There was no state deferred and federal tax provision.  Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

By statute, tax years ending in December 31, 2009 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860-10-05 (prior authoritative literature: FASB Statement No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”).  FASB ASC 860-10-05 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC 860-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company was required to adopt this standard in 2010.  We adopted FASB ASC 860-10-05 and determined that it has no effect on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05 (prior authoritative literature: FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature FASB ASC 860-10-05 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company was required to adopt this standard in 2010. We adopted FASB ASC 810-10-05 and determined that it has no effect on our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company adopted this standard in the prior period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s consolidated financial statements.

3.           Inventory

At December 31, 2010 and 2009 the Company had one class of inventory - finished goods.

	December 31, 2010	December 31, 2009

Finished Goods	$3,268,189	$3,516,190

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.           Property and equipment

Property and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Computer hardware and software	$390,525	$212,360
Vehicle	43,680	43,680
Furniture and equipment	193,034	138,256
Leasehold improvements	39,694	38,594
	666,933	432,890
Less accumulated depreciation	(406,909)	(335,317)

Property and equipment, net	$260,024	$97,573

Depreciation expense for the years ended December 31, 2010 and 2009 was $71,593 and $82,978, respectively.

5.           Trademarks and patents

Trademarks and patents consisted of the following:

	December 31, 2010	December 31, 2009

Trademarks and patents	$134,720	$120,735
Less: Accumulated amortization	(24,762)	(19,008)

Trademarks, net	$109,958	$101,727

Trademarks consist of definite-lived trademarks of $93,466 and $81,182 and indefinite-lived trademarks of $41,253 and $39,553 at December 31, 2010 and 2009, respectively.  All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $5,754 and $4,935 for the years ended December 31, 2010 and 2009, respectively.  The Company expects to amortize $6,415 in each of the next five years.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.           Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Accounts payable	$465,875	$560,850
Accrued inventory	555,237	48,454
Accrued rebates and co-op	283,620	250,604
Accrued bonus	171,664	195,958
Accrued warranty reserve	57,000	142,000
Customer deposits	582,129	-
Accrued expenses – other	410,578	285,152

Total accounts payable and accrued expenses	$2,526,103	$1,483,018

7.           Bank Lines of Credit

Factoring Agreement

On September 15, 2006 the Company entered into a new factoring agreement with Wells Fargo Century, Inc., dba Wells Fargo Trade Capital, Inc. (“WFTC”), whereby it assigned certain of its accounts receivable with full recourse.  On November 21, 2006, the Company entered into an amendment to this factoring agreement.  This facility allowed the Company to borrow the lesser of (a) $2,500,000 or (b) the sum of: (i) seventy-five percent (75%) of the net amount of its Eligible Receivables and (ii) 40% of the value of its Eligible Inventory (which amount shall not exceed the lesser of $750,000 and the net amount of its Eligible Receivables) (as such terms are defined in the factoring agreement).  This credit facility did not contain any financial covenants.  All of the Company’s assets secured amounts borrowed under the terms of this agreement.  Interest on outstanding balances accrued at the prime rate announced from time to time by Wells Fargo Bank N.A. (or such other bank as WFTC selected in its discretion) as its “prime” or base rate for commercial loans and the agreement had an initial term of 24 months.  On November 30, 2008 the Company entered into another amendment to this factoring agreement whereby its interest rate was increased to Prime plus 2%.  This facility was paid off and replaced in December 2009.

On December 7, 2009 the Company entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigns certain of its accounts receivable without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable.  All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 7.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 8.5%.  This agreement has an initial term of thirty-six (36) months.

As of December 31, 2010, the total amount due to FCC was $1,776,388 offset by $776,943 due from factor.  As of December 31, 2009, the total amount due to FCC was $1,237,961 offset by $320,169 due from factor.

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2008	10,115,994	$0.93
Warrants issued	60,000	$0.05
Warrants expired	-	$-
Warrants exercised	-	$-
Warrants outstanding at December 31, 2009	10,175,994	$0.93
Warrants outstanding at December 31, 2010	10,175,994	$0.93

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

Effective May 9, 2009, the Company reserved an additional 6,750,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”).  Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date.  Options generally have a ten-year term and shall be exercisable as determined by the Company’s board of directors.

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For stock options issued during the years ended December 31, 2010 and 2009, the fair value of these options was estimated at the date of the grant using a Black-Scholes Model with the following range of assumptions:

	December 31, 2010	December 31, 2009
Risk free interest rate	2.06% - 2.81%	2.07% - 3.13%
Dividends	-	-
Volatility factor	105% - 182%	302% - 311%
Expected life	5.0– 6.25 years	5.5 – 6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	5,747,069	$0.556
Granted	4,321,250	$0.095
Exercised	-	$-
Cancelled/Expired	(118,915)	$0.090
Outstanding at December 31, 2009	9,949,404	$0.092
Granted	1,278,000	$0.113
Exercised	-	$-
Cancelled/Expired	(1,616,916)	$0.053
Outstanding at December 31, 2010	9,610,488	$0.095
Exercisable at December 31, 2010	7,192,165	$0.093

The following tables summarize information about stock options outstanding at December 31, 2010:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.15	9,610,488	6.62	$0.095	$66,787

The following tables summarize information about stock options exercisable at December 31, 2010:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.15	7,192,165	5.80	$0.093	$59,198

The Company recorded $320,219 of compensation expense for employee stock options during the year ended December 31, 2010.  These compensation expense charges were recorded in the following operating expense categories, general and administrative - $204,398; sales and marketing - $73,530; research and development - $22,098; and purchasing, warehousing and distribution - $20,193.  There was a total of $228,317 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at December 31, 2010.  This cost is expected to be recognized over a weighted average period of 2.7 years.  The total fair value of shares vested during the year ended December 31, 2010 was $336,910.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009
Current	$1,328	$1,466
Deferred	-	-
Refund	-	-

	$1,328	$1,466

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2010 and 2009 as follows:

	2010	2009
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(7.0)	(5.6)
Unrealized loss on financing activities	-	-
Return to provision adjustment	-	-
Change in valuation allowance	40.6	39.2
Other	0.4	0.4
Total	0%	0%

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2010 consisted of the following:

2010
Deferred tax assets
Net operating loss carryforward	$4,012,125
Stock option expense	1,127,834
Allowance for doubtful accounts	55,692
Allowance for product returns	24,419
Accrued compensation	114,808
Inventory	94,248
Other	6,916
Valuation allowance	(5,059,084)

Total deferred tax assets	376,958

Total deferred tax liabilities	(376,958)

Net deferred tax assets/liabilities	$-

As of December 31, 2010, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $9,403,000 and $9,920,000, respectively, that expire between 2015 and 2023.

10.           Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The facility is located in El Segundo, California.   Rent expense for this facility for the years ended December 31, 2010 and 2009 for this facility were $180,702 and $177,306, respectively.  Subsequent to the end of the year the Company exercised its option to renew this facility lease for another five-year term.

The Company has various non-cancelable operating leases for office equipment expiring through March 31, 2013.  Equipment lease expense charged to operations under these leases was $8,457 and $7,806 for the years ended December 31, 2010 and 2009, respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2011	184,926	8,402	193,328
2012	189,276	8,402	197,678
2013	193,764	159	193,923
2014	198,384	-	198,384
2015	203,136	-	203,136
Thereafter	102,774	-	102,774

	$1,072,260	$16,963	$1,089,223

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is Ironclad’s attorney of record.  SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.  The Company has incurred legal fees from SAM of $108,629 and $141,571 in 2010 and 2009, respectively.

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

13.           Customs and Duties Protests

Early in 2008 the Company became aware that competitors had been importing gloves similar to many of its products under a temporary tariff provision at a lower duty rate under Chapter 99.  This lower duty rate of 2.8% was significantly less than the 10.4% rate the Company had been paying.  The Company filed retroactive, formal protests with U.S. Customs and Border Protection (CBP) for refund of duties for previous entries totaling approximately $165,000.

In July, 2008, the Company received a written denial on its formal protest from CBP. The Company is continuing to contest this denial through the courts.

The outcome of the Company’s challenge to the classification of its products for the purpose of determining the appropriate duty rate is approaching finalization.  We have received a letter from the U.S. Department of Justice determining that eleven of our glove styles are classifiable under Chapter 99 and are thus eligible for the reduced duty rate.  We have also modified the wrist closure on some of our glove styles to conform with the current classification, where feasible.  The Company continues to protest all entries still in the Customs Department and remains reasonably confident that a final resolution is forthcoming.

Should the Company prevail in the court or through later administrative protests, the Company could receive refunds for previously paid duties in excess of $80,000.  The actual amount is indeterminable until this situation is resolved.

14.           Subsequent Event

In connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards FASB ASC 855-10 “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of December 31, 2010 through March 1, 2011.

In March 2011, the Company received a waiver from FCC concerning the violation of a clause in the Factoring and Inventory Advances and Security Agreement restricting capital expenditures in 2010.

15.           Reclassifications

In 2009, royalty expenses associated with certain branded glove products totaling $26,035 have been reclassified from sales and marketing expense to cost of goods sold in order to align them with the classification utilized in 2010 and future periods.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

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

As of December 31, 2010, management conducted an evaluation, with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management has concluded that as of December 31, 2010, our disclosure controls and procedures were effective.

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

We carried out an evaluation under the supervision, and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2010.  This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on their evaluation our management concluded that internal control over financial reporting was effective as of December 31, 2010.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 1, 2011.  All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
Scott Jarus	55	Chief Executive Officer, Executive Chairman of the Corporation and Director
Eduard Albert Jaeger	50	Director, Head of New Business Development
Rhonda Hoffarth	50	Executive Vice President and Chief Operating Officer
Thomas Kreig	63	Senior Vice President of Finance, Principal Financial Officer and Secretary
Federico Castro	40	Vice President of Sales
R.D. Pete Bloomer	75	Director
Vane Clayton	52	Director
Scott Alderton	52	Director
Kenneth J. Frank, M.D.	64	Director

Scott Jarus, Chief Executive Officer, Executive Chairman of the Corporation, Director

Mr. Jarus was appointed and elected as a director of our Company on May 18, 2006, and became its Executive Chairman in September 2008.  Mr. Jarus’ experience in turning-around and running a $1B market-cap public company (j2 Global Communications, Inc.), and his experience serving on various growth company Boards of Directors in his past, led to the Company’s decision to first appoint Mr. Jarus to the Company’s Board of Director, then to name him Chairman.

On May 4, 2009, to facilitate the turn-around plan for our company designed and orchestrated by Mr. Jarus, he was named Chief Executive Officer for our company (in addition to his role as Chairman).  Mr. Jarus was, until early-April 2010, Chief Executive Officer of Cognition Technologies, Inc., an early-stage company located in Culver City, CA, which is a developer of revolutionary meaning-based content search technology.  He continues to serve on Cognition Technologies’ board of directors.

Mr. Jarus also serves on the boards of directors for Oversee.net and Global Conference Partners (FreeConference.com), none of which compete with or are in the same industry as our company.

From 2001 to 2005, Mr. Jarus was President and principal executive of j2 Global Communications, Inc. (NASDAQ: JCOM), a provider of outsourced, value-added messaging and communications services to individuals and companies throughout the world. Before joining j2 Global Communications, Inc., from 1998 to 2001, Mr. Jarus was President and Chief Operating Officer for OnSite Access, a provider of building-centric integrated communications services.  Mr. Jarus has 28 years of management experience in the telecommunications industry and has served in various senior management positions.    Mr. Jarus is a member of the Tech Coast Angels, the largest angel investor organization in the Country.  In 2005, Mr. Jarus was named National Entrepreneur of the Year for Media/Entertainment/Communications by Ernst & Young (and Los Angeles Entrepreneur of the Year for Technology in 2004). He holds a Bachelor of Arts degree in Psychology and a Master of Business Administration degree from the University of Kansas.

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

Federico Castro, Vice President of Sales

Mr. Castro joined the Ironclad Team in February 2009 and currently serves as Vice President of Sales.  Mr. Castro comes to us with extensive experience in sales, sales team management, and strategic channel marketing in addition to a proven track record for developing leading premium brands.  Mr. Castro spent six years with Marzocchi Suspension Italy developing the first US based independent bicycle dealer aftermarket suspension and parts distribution program.  Subsequently, Mr. Castro spent the next eleven years with Mechanix Wear Inc. working in various roles, including National Sales Manager, helping to grow the company from $7,000,000 to over $60,000,000 in revenue annually. Both Marzocchi Suspension and Mechanix Wear Inc. continue to hold dominant positions in their respective markets and sell to multiple sales channels (independent shops, regional and national accounts, big box accounts).

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

Vane Clayton, Director

Mr. Clayton has served on our board of directors since March 2004.  He currently serves as the CEO and board member of KPA, LLC, a software and services company providing environmental, safety and human resource compliance services to the auto services market.  Additionally, he is also Chairman of TK Carsites, a strategic partner of KPA.  TK is a software and services company providing website, SEO and Social Media services to the North America auto dealer market.  Prior to KPA, Mr. Clayton was President of ZOLL Data Systems, an Enterprise Software subsidiary of ZOLL Medical Corporation ($400M in Sales - NASDAQ: ZOLL).  Earlier in his career, Mr. Clayton managed a sales team for Raychem ($1.7B in Sales), a division of Tyco Electronics.  The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Clayton should serve on our board of directors, in light of our business and structure, include Mr. Clayton’s experience in directing public and private companies in high growth sales and marketing strategies; new product and channel development; fund raising; Sarbanes-Oxley Section 404 compliance; strategic positioning; and building successful teams.  Mr. Clayton holds a B.S. in Agricultural/Mechanical Engineering from Purdue University and an MBA from Harvard Business School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2010, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than Messrs. Bloomer and Jarus, who each did not timely file a Form 4 reporting one transaction and Mr. Castro, who did not timely file a Form 3 and a Form 4 reporting one transaction.

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

Item 11.Executive Compensation.

Summary Compensation Table

The following table sets forth, as to the Chief Executive Officer and as to each of the other two most highly compensated executive officers whose compensation exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to us in all capacities for our last two fiscal years.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Eduard Albert Jaeger (1) Head of New Business Development and Director	2010 2009	(2)	204,740 212,972	19,000 24,046	64,120 132,447	7,200 7,200	295,060 376,665

Scott Jarus (3) Chief Executive Officer, Executive Chairman of the Corporation, Director	2010 2009		133,140 --	-- --	42,646 14,794	-- 190,000	175,786 204,794

Rhonda Hoffarth (4) Executive Vice President and Chief Operating Officer	2010 2009		165,000 170,306	14,000 24,046	24,090 39,145	7,200 7,200	210,290 240,697

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

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2006	5.16%	170.5%	4 years	None
2007	4.50%	220.9%	5.5 years	None
2008	2.51%	268.5%	5.5 years	None
2009	2.46%	310.7%	5.5 years	None
2010	2.35%	182.2%	5 years	None

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

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date
Eduard Albert Jaeger (2)	43,146	(3)	-		0.09	5/9/11
	215,728	(4)	-		0.09	6/16/12
	32,053	(5)	-		0.09	3/4/13
	431,455	(6)	-		0.09	3/31/14
	276,131	(7)	-		0.09	9/3/15
	500,000	(8)	-		0.09	5/18/16
	80,914	(9)	22,986	(9)	0.09	11/20/17
	60,966	(10)	106,034	(10)	0.095	7/16/19

Scott Jarus	75,000	(11)	-		0.09	5/18/16
	75,000	(12)	-		0.09	9/18/17
	75,000	(13)	-		0.09	11/10/18
	250,000	(14)	-		0.095	7/16/19
	207,000	(15)	-		0.15	3/5/20

Rhonda Hoffarth	172,582	(16)	-		0.09	1/13/13
	21,573	(17)	-		0.09	6/22/14
	125,000	(18)	-		0.09	5/18/16
	55,682	(19)	15,818	(19)	0.09	11/20/17
	73,014	(20)	126,986	(20)	0.095	7/16/19

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

(11)	Mr. Jarus was granted options to purchase 75,000 shares on 5/18/06, 1/12th vesting at the end of each month thereafter.

(12)	Mr. Jarus was granted options to purchase 75,000 shares on 9/18/07, 1/12th vesting at the end of each month thereafter.

(13)	Mr. Jarus was granted options to purchase 75,000 shares on 11/10/08, 1/12th vesting at the end of each month thereafter.

(14)	Mr. Jarus was granted options to purchase 250,000 shares on 7/16/09, 1/12th vesting at the end of each month thereafter.

(15)	Mr. Jarus was granted options to purchase 207,000 shares on 3/10/10, 100% vested on the date of grant.

(16)
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

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2010.

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
R. D. Pete Bloomer	10,000	-	(1)	10,000
Scott Alderton (2)	10,000	-	(3)	10,000
Vane Clayton	10,000	-	(4)	10,000
Kenneth J. Frank, M.D.	10,000	-	(5)	10,000

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

In 2010, non-employee directors of Ironclad received $10,000 for attending meetings and serving on Ironclad California’s board of directors.  Since April 2000, non-employee directors of Ironclad California have each received options to purchase shares of Ironclad common stock upon their appointment to our board of directors and annually thereafter.  We expect to continue the practice of compensating our directors with options to purchase our common stock going forward.  Compensation payable to non-employee directors may be adjusted from time to time, as approved by our board of directors.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of March 1, 2011 by:

•	each of our executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 1, 2011 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 72,951,185 shares of our common stock outstanding on March 1, 2011.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Ironclad Performance Wear Corporation, 2201 Park Place, Suite 101, El Segundo, California 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Eduard Albert Jaeger (1)	4,426,643	5.9%
Director, Head of New Business Development
Rhonda Hoffarth (2)	501,752	*
Executive Vice President Sales & Marketing
Thomas Kreig (3)	414,061	*
Senior Vice President of Finance, Secretary
Federico Castro (4)	173,158	*
Vice President of Sales
R.D. Pete Bloomer (5)	702,319	*
Director
Vane Clayton (6)	611,931	*
Director
Scott Alderton (7)	911,366	1.2%
Director
Scott Jarus (8)	4,270,473	5.8%
Executive Chairman, Director, Chief Executive Officer
Kenneth J. Frank, M.D. (9)	5,784,967	7.9%
Director
Directors and officers as a group (9 persons) (10)	17,796,670	22.7%

5% Shareholders:
Coleman Survivor Trust (11)	10,000,000	13.7%
Richard Todd Miller	4,000,000	5.5%
* Less than 1%

(1)
Consists of (i) 2,763,984 shares of common stock held by Eduard and Kari Family Trust dtd 7/19/2006, of which Eduard Albert Jaeger is a trustee and as such has voting and investment power, and (ii) 1,662,659 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 1, 2011.  Mr. Jaeger disclaims beneficial ownership of the shares of common stock held by Jaeger Family, LLC and by Eduard and Kari Family Trust dtd 7/19/2006 except to the extent of his pecuniary interest therein.

(2)	Includes 470,165 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 1, 2011.

(3)	Includes 374,576 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 1, 2011.

(4)	Includes 173,158 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 1, 2011.

(5)	Includes 690,728 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 1, 2011.

(6)	Includes 561,291 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 1, 2011.

(7)
Includes (i) 400,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 1, 2011, and (ii) 77,258 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.

(8)
Consists of (i) 3,526,667 shares of common stock held by the Jarus Family Trust, for which Mr. Jarus exercises voting and investment power, (ii) 682,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 1, 2011, and (iii) 61,806 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.

(9)
Consists of (i) 4,775,000 shares of common stock held jointly by Dr. and Mrs. Frank, (ii) 128,201 shares of common stock held directly by Dr. Frank, (iii) 225,000 shares of common stock held by Dr. Frank’s Health Products LLC 401k Profit Sharing Plan for which Dr. Frank exercises voting and investment power, (iv) 196,000 shares of common stock held by Dr. Frank’s Health Products Defined Benefit Plan, (v) 306,250 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 1, 2011, and (vi) 154,516 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable.

(10)
Consists of (i) 12,182,263 shares of common stock, (ii) 293,580 shares of common stock reserved for issuance upon exercise of certain warrants to purchase common stock which are currently exercisable, and (ii) 5,320,827 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 1, 2011.

(11)
William E. Coleman as Trustee of the Colman Survivor Trust, exercises voting and investment power over the shares of common stock held by Coleman Survivor Trust but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Stock Incentive Plan)	1,904,235	(1)	$0.09	-

Equity compensation plans approved by security holders (2006 Stock Incentive Plan)	7,706,253	(2)	$0.09	3,293,747

Equity compensation plans approved by security holders (Warrants)	10,115,994	(3)	$0.93	-

Equity compensation plans not approved by security holders (Warrants)	60,000	(4)	0.05	-

Total	19,786,482		$0.52	3,293,747

(1)   This number represents options assumed in connection with the merger with Ironclad California.

(2)    This number represents stock options to purchase 7,706,253 shares of our common stock under the 2006 Stock Incentive Plan, or the Plan.

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

(4)    This number represents warrants issued to purchase 60,000 shares of our common stock in exchange for services.  The warrants have a term of five years and are exercisable at a per share price of $0.05

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Transactions with Officers and Directors

Since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

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

Item 14.Principal Accounting Fees and Services.

EFP Rotenberg, LLP is our principal independent public accounting firm.  All audit work was performed by the full time employees of EFP Rotenberg, LLP.  Our Audit Committee approves in advance, all services performed by EFP Rotenberg, LLP.  Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

Audit Fees

Fees for audit services totaled approximately $96,000 and $93,938 for the years ended December 31, 2010 and 2009, respectively, including fees associated with the annual audit, and reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees

Fees for audit-related services totaled approximately $-0- and $1,100 for the years ended December 31, 2010 and 2009, respectively.  Audit-related services principally include due diligence in connection with acquisitions, financing transactions, and accounting consultations.

Tax Fees

Fees were incurred totaling approximately $16,014 and $12,798 during the years ended December 31, 2010 and 2009, respectively for tax services, including for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were incurred during the years ended December 31, 2010 and 2009 for services provided by EFP Rotenberg, LLP, except as described above.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 23.

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

10.1†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 (File No. 333-135288), filed June 26, 2006.
10.2†	Separation Agreement between Eduard Albert Jaeger and the Registrant. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
10.3
Standard Industrial/Commercial Multi-Tenant Lease by and between Park/El Segundo Partners, LLC, and the Registrant, dated September 12, 2005, as amended.  Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

10.4	Letter Agreement with Advantage Media Systems, Inc., dated June 29, 2007. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed July 6, 2007.

Exhibit Number	Exhibit Title

10.5*
Exclusive License and Distributorship Agreement dated January 6, 2009, between the Registrant and Orr Safety Corporation.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 15, 2009.

10.6
Form of Subscription Agreement in connection with the private placement consummated on February 5, 2009.  Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 15, 2009.

10.7	Ironclad Performance Wear 2006 Profit Sharing Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 8, 2009.
10.8*
Factoring and Inventory Advances and Security Agreement dated December 7, 2009, between the Registrant and FCC, LLC d/b/a First Capital Western Region, LLC. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-51365), filed March 11, 2010.

10.9
Patent and Trademark Security Agreement dated December 7, 2009, between the Registrant and FCC, LLC d/b/a First Capital Western Region, LLC.  Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K (File No. 000-51365), filed March 11, 2010.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 10, 2011		/s/ Thomas Kreig
	By:	Thomas Kreig
	Its:	Senior Vice President of Finance and
Principal Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of Ironclad Performance Wear Corporation do hereby constitute and appoint Scott Jarus and Thomas Kreig, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Jarus	Chief Executive Officer, Executive	March 10, 2011
Scott Jarus	Chairman of the Board and Director (Principal Executive Officer)

/s/ Thomas Kreig	Senior Vice President of Finance and	March 10, 2011
Thomas Kreig	Principal Financial Officer (Principal Financial and Accounting Officer)

/s/ Scott Alderton	Director	March 10, 2011
Scott Alderton

	Director	March __, 2011
R. D. Pete Bloomer

	Director	March __, 2011
Vane Clayton

/s/ Eduard Albert Jaeger	Director and Head of New Business	March 10, 2011
Eduard Albert Jaeger	Development

/s/ Kenneth J. Frank	Director	March 10, 2011
Kenneth J. Frank, M.D.