Form 10-Q
period 2011-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2011-05-13
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

As of May 11, 2011, the registrant had 73,469,216 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 (unaudited)
AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$893,451	$1,067,437
Accounts receivable net of allowance for doubtful accounts of $130,000 and $130,000	1,125,844	776,943
Due from factor	702,416	1,968,764
Inventory, net of reserve of $227,500 and $220,000	3,490,726	3,268,189
Deposits on inventory	1,218,420	1,033,982
Prepaid and other	245,397	119,931
Total current assets	7,676,254	8,235,246

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	477,204	390,525
Vehicles	43,680	43,680
Office equipment and furniture	178,506	193,034
Leasehold improvements	39,694	39,694
Less: accumulated depreciation	(418,099)	(406,909)
Total property, plant and equipment, net	320,985	260,024

Trademarks, net of $26,369 and $24,762 of accumulated amortization	108,551	109,958
Deposits and other	11,354	11,354
Total other assets	119,905	121,312

Total Assets	$8,117,144	$8,616,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,374,170	$2,526,103
Line of credit	1,591,782	1,776,388
Total current liabilities	3,965,952	4,302,491

Total Liabilities	3,965,952	4,302,491

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 73,469,216 and 72,951,185 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	73,469	72,951
Additional paid-in capital	18,327,333	18,232,713
Accumulated deficit	(14,249,610)	(13,991,573)
Total Stockholders’ Equity	4,151,192	4,314,091
Total Liabilities and Stockholders’ Equity	$8,117,144	$8,616,582

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
REVENUES
Net sales	$3,397,128	$2,482,930

COST OF SALES
Cost of sales	2,020,959	1,404,428

GROSS PROFIT	1,376,169	1,078,502

OPERATING EXPENSES
General and administrative	593,588	570,492
Sales and marketing	612,223	604,116
Research and development	83,864	64,912
Purchasing, warehousing and distribution	213,695	171,542
Depreciation and amortization	29,278	18,508

Total operating expenses	1,532,648	1,429,570

LOSS FROM OPERATIONS	(156,479)	(351,068)

OTHER INCOME (EXPENSE)

Interest expense	(24,621)	(19,177)
Interest income	13	15
Change in fair value of warrant liability	-	(1,929)
Other income (expense), net	-	(156)
Total other income (expense)	(24,608)	(21,247)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(181,087)	(372,315)

PROVISION FOR INCOME TAXES	76,950	1,366

NET LOSS	$(258,037)	$(373,681)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	72,951,185	72,951,185
Diluted	81,207,361	89,634,015

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258,037)	$(373,681)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	-	5,000
Depreciation	27,672	17,131
Amortization	1,606	1,377
Change in fair value of warrant liability	-	1,929
Non-cash compensation:
Common stock issued for services	62,164	-
Stock option expense	32,974	156,546
Changes in operating assets and liabilities:
Accounts receivable	917,448	806,278
Inventory	(222,537)	385,736
Deposits on inventory	(184,438)	(247,342)
Prepaid and other	(125,466)	3,953
Accounts payable and accrued liabilities	(151,933)	86,051

Net cash flows provided by (used in) operating activities	99,453	842,978

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(88,634)	(34,362)
Investment in trademarks	(199)	(600)
Net cash flows used in investing activities	(88,833)	(34,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Drawdown (payback) on bank line of credit	(184,606)	(623,113)
Net cash flows provided by financing activities	(184,606)	(623,113)

NET INCREASE (DECREASE) IN CASH	(173,986)	184,903
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,067,437	712,552
CASH AND CASH EQUIVALENTS END OF PERIOD	$893,451	$897,455

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$24,621	$19,177
Income taxes	$76,950	$1,366
See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber retailers, “Big Box” home centers and sporting goods retailers. The Company has received six patents and three patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 55 registered U.S. trademarks, 11 common law U.S. trademarks, and 13 registered international trademarks. The Company introduced its line of specialty work apparel in the fourth quarter of 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

2. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2011.

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

Accounts Receivable

The Company factors its trade receivables pursuant to a factoring agreement with a financial institution.  On December 7, 2009 the Company entered into a factoring agreement whereby it assigns certain of its trade receivables with recourse and other trade receivables without recourse.  The financing institution, based on its internal credit policies, determines which trade receivables it will accept without recourse.  Trade receivables with recourse are carried at the original invoice amount less an estimate made for doubtful accounts.  The allowance for doubtful accounts is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  Interest is not charged on past due accounts.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$2,732,928	$26,521	$2,759,449	$2,366,977	$30,201	$2,397,178
International	637,679	-	637,679	84,542	1,210	85,752
Total	$3,370,607	$26,521	$3,397,128	$2,451,519	$31,411	$2,482,930

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months ended March 31, 2011 and 2010 were $2,020,959 and $1,404,428, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three months ending March 31, 2011 and 2010 were $213,695 and $171,542, respectively. These costs were comprised of salaries and benefits of approximately $104,800 and $63,000; office expenses of approximately $12,000 and $5,800; travel and lodging of approximately $9,500 and $10,600; and warehouse operations of approximately $87,700 and $92,200, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three months ending March 31, 2011 and 2010 were approximately $18,400 or 0.5% and $17,000 or 0.7%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three months ending March 31, 2011 and 2010 were approximately $3,000 or 0.1% and $18,000 or 0.7%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three months ending March 31, 2011 and 2010 were approximately $6,000 or 0.2% and $6,000 or 0.2%, respectively. Adjustments to the product returns reserve for the three months ending March 31, 2011 and  2010 were approximately ($400) or (0.0%) and ($9,000) or (0.4%), respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/10	$57,000
Payments Recorded During the Period	(21,191)
35,809
Adjustment to Reserve for Pre-existing Liabilities	21,000
Accrual for New Liabilities During the Reporting Period	21,191
Reserve Balance 3/31/11	$78,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2011 and 2009 were $80,067 and $143,645, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Three customers accounted for approximately $1,635,000 or 48% of net sales for the quarter ended March 31, 2011.  Two customers accounted for approximately $1,031,000 or 42% of net sales for the three months ended March 31, 2010.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 73% and 75% of total purchases for the three months ended March 31, 2011 and 2010, respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented where the effect would have been anti-dilutive:

	Quarter
	Ended March 31,
	2011	2010
Options outstanding under the Company’s stock option plans	1,278,000	207,000
Common Stock Warrants	10,115,994	10,115,994

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

The components of the provision for income taxes for the quarters ended March 31, 2011 was $76,950.  The current quarter’s tax provision is comprised of $55,750 for the prior year’s state taxes, $6,200 for the prior year’s federal taxes and $15,000 for the current year’s state provision.  The provision for income taxes for the quarter ended March 31, 2010 was $1,366 for state provisions.  There was no state deferred and federal tax provision for the current year.  Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At March 31, 2011 and December 31, 2010, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and December 31, 2010. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: None	$-	$-	$-	$-	$-	$-

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None

3. Inventory

At March 31, 2010 and December 31, 2010 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $227,500 at March 31, 2011 and $220,000 at December 31, 2010.

	March 31, 2010	December 31, 2010

Finished goods	$3,490,726	$3,268,189

4. Property and equipment

Property and equipment consisted of the following:

	March 31, 2011	December 31, 2010

Computer hardware and software	$477,204	$390,525
Furniture and equipment	178,506	193,034
Vehicle	43,680	43,680
Leasehold improvements	39,694	39,694

	739,084	666,933
Less accumulated depreciation	(418,099)	(406,909)
Property and equipment, net	$320,985	$260,024

Depreciation expense for the three months ended March 31, 2011 and twelve months ended December 31, 2010 was $27,672 and $71,593, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	March 31,	December 31,
	2011	2010

Trademarks	$110,650	$110,450
Patents	24,270	24,270
Less: Accumulated amortization	(26,369)	(24,762)
Trademarks and Patents, net	$108,551	$109,958

Trademarks and patents consist of definite-lived trademarks and patents of $93,666 and $93,467 and indefinite-lived trademarks and patents of $41,253 and $41,253 at March 31, 2011 and December 31, 2010, respectively. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $1,606 and $5,754 for the three months ended March 31, 2011 and twelve months ended December 31, 2010, respectively.

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Accounts payable	$471,446	$465,875
Accrued inventory	397,383	555,237
Accrued rebates and co-op	263,950	283,620
Accrued bonus	81,110	171,664
Customer deposits	738,715	582,129
Accrued returns reserve	78,000	57,000
Accrued expenses - other	343,566	410,578

Total accounts payable and accrued expenses	$2,374,170	$2,526,103

7. Bank Lines of Credit

Factoring Agreement

On December 7, 2009 the Company entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigns certain of its accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of the value of eligible inventory or the net amount of eligible accounts receivable. All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable currently  accrues at LIBOR plus 6.0% and interest on outstanding balances based on inventory accrues at LIBOR plus 7.0%. This agreement has an initial term of thirty-six (36) months.

As of March 31, 2011, the total amount due to FCC via the line of credit was $1,591,782 offset by $702,416 due from factor.  As of December 31, 2010, the total amount due to FCC via the line of credit was $1,776,388 offset by $1,968,764 due from factor.

8. Equity transactions

Common Stock

In March, 2011, our Board of Directors issued a retention bonus in the form of common stock to our CEO in the amount of 518,033 shares.  The fair value of this stock award was determined by the closing market price on the date of grant.  The company recorded $62,164 in expense of which $35,137 had been accrued at December 31, 2010.

There were 73,469,216 shares of common stock of the Company outstanding at March 31, 2011.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2010	10,175,994	$0.93
Warrants issued	-	-
Warrants outstanding at March 31, 2011	10,175,994	$0.93

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

There were no stock options issued during the quarter ended March 31, 2011.  For stock options issued during the quarter ended March 31, 2010, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	March 31, 2011	March 31, 2010
Risk free interest rate	-0-%	2.35%
Dividends	-	-
Volatility factor	-0-%	182.2%
Expected life	-0- years	5 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,610,488	$0.095
Granted	-	$-
Exercised	-	$-
Cancelled/Expired	(136,312)	$0.095
Outstanding at March 31, 2011	9,474,176	$0.095
Exercisable at March 31, 2011	7,221,258	$0.093

The following tables summarize information about stock options outstanding at March 31, 2011:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.15	9,474,176	6.46	$0.095	$65,982

The following tables summarize information about stock options exercisable at March 31, 2011:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.15	7,221,258	5.72	$0.093	$59,324

The Company recorded $32,974 and $156,546 of compensation expense for employee stock options during the three months ended March 31, 2011 and 2010. These compensation expense charges were recorded in the following operating expense categories for 2010 and 2009, respectively; general and administrative - $9,891 and $111,713; sales and marketing - $16,270 and $27,009; research and development - $2,974 and $9,380; and purchasing, warehousing and distribution - $3,839 and $8,444. There was a total of $195,052 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2011. This cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the three months ended March 31, 2011 was $23,868.

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

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2007 through 2010. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2006 through 2010.  The Company’s 2010 tax returns are currently on extension. The increase in federal and state income taxes in 2011 was primarily due to higher 2010 actual and higher 2011 projected profit and the California NOL utilization suspension.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarters ended March 31, 2011 and 2010 as follows:

	March 31, 2011	March 31, 2010
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	24.3%	(5.7)%
Change in valuation allowance	52.2%	39.7%
Total	(42.5)%	-%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at March 31, 2011 and 2010 consisted of the following:

	2011	2010
Deferred tax assets
Net operating loss carryforward	$4,166,076	$4,474,159
Stock option expense	1,141,960	1,057,716
Allowance for doubtful accounts	55,692	50,980
Allowance for product returns	33,415	56,977
Accrued compensation	80,631	80,133
Inventory reserve	97,461	29,131
Other	108	6,852
Valuation allowance	(5,193,064)	(5,356,547)
Total deferred tax assets	382,279	399,401
Total deferred tax liabilities	(382,279)	(399,401)
Net deferred tax assets/liabilities	$-	$-

As of March 31, 2011, the Company had unused federal and state contribution carryovers of $252 that expire in 2011 through 2015.

As of March 31, 2011, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $9,855,000 and $9,776,000, respectively, that expire between 2015 and 2024.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company has exercised its five year option to renew this lease commencing in July 2011.   The facility is located in El Segundo, California. Rent expense for this facility for the three months ended March 31, 2011 was $45,696.

The Company has various non-cancelable operating leases for office equipment expiring through March 31, 2013.  Equipment lease expense charged to operations under these leases for the three months ended March 31, 2011 was $2,091.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2011	139,230	6,311	145,541
2012	189,276	8,402	197,678
2013	193,764	159	193,923
2014	198,384	-	198,384
2015	203,136	-	203,136
Thereafter	102,774	-	102,774

	$1,026,564	$14,872	$1,041,436

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

11. Related Party Transactions

Mr. Jarus, an Ironclad board member since May 2006 and currently Chairman of the Board, was appointed in September 2008, in a consulting capacity, as Executive Chairman of the Corporation with a compensation of $10,000 per month. In May 2009, Mr. Jarus also took on the role of Interim Chief Executive Officer. He performed in this capacity through December 31, 2009. On January 1, 2010, Mr. Jarus was employed by the Company in the role of Chief Executive Officer at an annual salary of $130,000. Mr. Jarus will also receive an additional annual amount equal to $5,220 to cover any employee portion of health benefits offered by the Company.  On January 1, 2011 Mr. Jarus received an increase in his annual salary to $145,000.

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs Alderton and Markiles, LLP (“SAM”) which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became the Company’s primary legal counsel upon closing of the merger with Ironclad Nevada on May 9, 2006.

Prior to Dr. Frank’s appointment to the Board of Directors, Dr. and Mrs. Frank purchased 2,000,000 shares of the Company’s common stock on December 8, 2008, at $0.05 per share for an aggregate purchase price of $100,000. Further, Dr. Frank and Mrs. Frank purchased an additional 2,000,000 shares of the Company common stock on January 30, 2009, at $0.05 per share for an aggregate purchase price of $100,000. Dr. Frank, an Ironclad board member since February 2009, is the father-in- law of Mr. Eduard Jaeger, the Company’s Founder and head of new business development.

12. Gain/Loss Contingency

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

In summary, the outcome of the Company’s challenge to the classification of its products for the purpose of determining the appropriate duty rate is still in question at this time.  We have received successful rulings lowering duties on specific styles of gloves, and we have modified the wrist closure on some of our gloves to conform with the current classification, where feasible.  The Company continues to challenge the higher classification for certain styles of gloves under protest and the protest denials have been summonsed to the Court of International Trade (“CIT”).  The first entries at the CIT are being proposed for stipulation to the Justice Department and the Company remains reasonably confident that several products do qualify for the reduced duty rate classification, but the ultimate outcome will be determined by a technical interpretation of the law.

Should the Company prevail in the court on this and later court actions, the Company could receive refunds for previously paid duties of approximately $200,000.

13.           Subsequent Event

In connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards FASB ASC 855-10 “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of March 31, 2011 through May 10, 2011.

In March 2011, the Company received a waiver from FCC concerning the violation of a clause in the Factoring and Inventory Advances and Security Agreement restricting capital expenditures in 2010.

14.           Reclassifications

For the three months ended March 31, 2010, royalty expenses associated with certain branded glove products totaling $14,628 have been reclassified from sales and marketing expense to cost of goods sold in order to align them with the classification utilized in the current and future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2011 and 2010. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions.  On December 7, 2009 we entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis. This facility allows us to borrow the lesser of (a)$3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable currently accrues at LIBOR plus 6.0% and interest on outstanding balances based on inventory accrues at LIBOR plus 7.0%. This agreement has an initial term of thirty-six (36) months.  This facility had an outstanding balance of $1,591,782 at March 31, 2011.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$2,732,928	$26,521	$2,759,449	$2,366,977	$30,201	$2,397,178
International	637,679	-	637,679	84,542	1,210	85,752
Total	$3,370,607	$26,521	$3,397,128	$2,451,519	$31,411	$2,482,930

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Since apparel products are a relatively new line, we are using a longer horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three months ended March 31, 2011, we increased our inventory reserve $7,500 to a current balance of $227,500.  For the three months ended March 31, 2010, our inventory reserve remained unchanged at $132,000. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $130,000 at March 31, 2011 and December 31, 2010.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/10	$57,000
Payments Recorded During the Period	(21,191)
35,809
Adjustment to Reserve for Pre-existing Liabilities	21,000
Accrual for New Liabilities During the Reporting Period	21,191
Reserve Balance 3/31/11	$78,000

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Net Sales increased $914,198 or 36.8%, to $3,397,128 in the quarter ended March 31, 2011 from $2,482,930 for the corresponding period in 2010. Three customers accounted for 48.2% of net sales during the quarter ended March 31, 2011 and two customers accounted for 41.6% of net sales for the quarter ended March 31, 2010.  Net sales increased for the quarter due to the timing of international sales and continuing increases in our industrial and automotive segments.  We continue to see areas of improvement, and we continue to focus our sales efforts on those areas where we see continued growth, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $297,667 to $1,376,169 for the quarter ended March 31, 2011 from $1,078,502 for the corresponding period in 2010. Gross profit, as a percentage of net sales, or gross margin, decreased to 40.5% in the first quarter of 2011 from 43.4% in the same quarter of 2010.  The decrease in gross profit of 2.9% for the first quarter ended March 31, 2011 was primarily due to lower margins on higher international sales in the quarter.

Operating Expenses increased by $103,078, or 7.2%, to $1,532,648 in the first quarter of 2011 from $1,429,570 in the first quarter of 2010. As a percentage of net sales, operating expenses decreased to 45.1% in the first quarter of 2011 from 57.6% in the same period of 2010.  The increased spending for the first three months of 2011 included some timing differences, but was in line with our budgeted expectations.  This quarter has resulted in decreased marketing and trade show activity of $57,000, decreased stock options expense of $124,000; offset by  increased salaries and benefits expenses of $223,000, increased professional fees and services of $45,000 and increased travel and entertainment expenses of $16,000.  We are continuing our efforts to identify, capitalize on and maintain cost saving measures and opportunities throughout the company.  Our number of employees was 24 at March 31, 2011 and 22 at March 31, 2010.

Loss from Operations decreased $194,589 or 55.4%, to ($156,479) in the first quarter of 2011 from ($351,068) in the first quarter of 2010. Loss from operations as a percentage of net sales decreased to (4.6%) in the first quarter of 2011 from (14.1%) in the first quarter of 2010.  The decrease in loss from operations in the three month period was primarily due to increased sales.

Interest Expense increased $5,444 to $24,621 in the first quarter of 2011 from $19,177 in the same period of 2010 due to increased borrowing under our bank factoring agreement.

Other Income (Expense) net was $-0- in the first quarter of 2011 as compared with ($156) in the first quarter of 2010.  Change in the fair value of warrant liability was $-0- in the first quarter of 2011 as compared to ($1,929) for the first quarter of 2010.  This warrant liability was fully satisfied in the first quarter of 2010.

Net Loss decreased $115,644 to ($258,037) in the first quarter of 2011 from ($373,681) in the first quarter of 2010.  This decreased loss is the result of the combination of each of the factors discussed above, principally the increase in sales.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.  In the short term we are monitoring our credit issuances and cash collections to maximize cash flows and investigating opportunities to reduce our current inventories to convert these assets into cash.  Over the past several years, and continuing in the near and longer term we are focused on reducing our operating costs, increasing margins and improving operating procedures to generate sustained profitability.

On December 7, 2009 we entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows us to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 6.0% and interest on outstanding balances based on inventory accrues at LIBOR plus 7.0%. This agreement has an initial term of thirty-six (36) months.

Off Balance Sheet Arrangements

At March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our glove products are manufactured by 6 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products have been manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 8% of our fiscal 2010 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

Any changes in regulation by the Federal Trade Commission (or FTC) with respect to labeling and advertising of our products could have an adverse effect on our business.  The FTC requires apparel companies to provide a label clearly stating the country of origin of manufacture and the company’s apparel registration number and a second label stating washing instructions for the product.  A change in these requirements could add additional cost to the production of our products, though we do not believe that this additional cost would be material, especially in relation to the cost of producing our products.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 35.9% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of March 31, 2011, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 13, 2011	By:	/s/ Thomas Kreig
Thomas Kreig,
Senior Vice President - Finance