Form 10-Q
period 2011-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2011-08-10
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

As of August 9, 2011, the registrant had 73,505,890 shares of common stock issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 (unaudited)
AND DECEMBER 31, 2010
	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,011,050	$1,067,437
Accounts receivable net of allowance for doubtful accounts of $110,000 and $130,000	801,210	776,943
Due from factor	610,943	1,968,764
Inventory, net of reserve of $245,000 and $220,000	3,712,465	3,268,189
Deposits on inventory	994,457	1,033,982
Prepaid and other	325,347	119,931
Total current assets	7,455,472	8,235,246

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	479,309	390,525
Vehicles	43,680	43,680
Office equipment and furniture	183,930	193,034
Leasehold improvements	39,694	39,694
Less: accumulated depreciation	(450,585)	(406,909)
Total property, plant and equipment, net	296,028	260,024

Trademarks, net of $28,072 and $24,762 of accumulated amortization	114,488	109,958
Deposits and other	11,354	11,354
Total other assets	125,842	121,312

Total Assets	$7,877,342	$8,616,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,511,330	$2,526,103
Line of credit	952,426	1,776,388
Total current liabilities	3,463,756	4,302,491

Total Liabilities	3,463,756	4,302,491

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 73,505,890 and 72,951,185 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	73,506	72,951
Additional paid-in capital	18,359,260	18,232,713
Accumulated deficit	(14,019,180)	(13,991,573)
Total Stockholders’ Equity	4,413,586	4,314,091
Total Liabilities and Stockholders’ Equity	$7,877,342	$8,616,582
See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Net sales	$4,615,861	$3,435,904	$8,012,989	$5,918,834

COST OF SALES
Cost of sales	2,845,579	2,097,497	4,866,538	3,501,925

GROSS PROFIT	1,770,282	1,338,407	3,146,451	2,416,909

OPERATING EXPENSES
General and administrative	588,673	541,570	1,182,261	1,112,062
Sales and marketing	635,202	502,959	1,247,425	1,107,075
Research and development	68,128	96,752	151,992	161,664
Purchasing, warehousing and distribution	177,147	157,610	390,842	329,152
Depreciation and amortization	34,190	19,978	63,468	38,486

Total operating expenses	1,503,340	1,318,869	3,035,988	2,748,439

INCOME (LOSS) FROM OPERATIONS	266,942	19,538	110,463	(331,530)

OTHER INCOME (EXPENSE)

Interest expense	(20,385)	(18,528)	(45,006)	(37,705)
Interest income	11	13	24	28
Other income (expense), net	-	233	-	77
Unrealized loss on financing activities	-	-	-	(1,929)
Loss on disposition of equipment	(1,138)	-	(1,138)	-
Total other income (expense)	(21,512)	(18,282)	(46,120)	(39,529)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	245,430	1,256	64,343	(371,059)

PROVISION FOR INCOME TAXES	15,000	-	91,950	1,366

NET INCOME (LOSS)	$230,430	$1,256	$(27,607)	$(372,425)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$0.00	$(0.00)	$(0.01)
Diluted	$0.00	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	73,501,458	72,951,185	73,227,842	72,951,185
Diluted	73,561,458	90,029,918	73,287,842	90,029,918

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,607)	$(372,425)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	-	5,000
Depreciation	60,158	35,728
Amortization	3,310	2,758
Change in fair value of warrant liability	-	1,929
Non-cash compensation:
Common stock issued for services	62,164	-
Stock option expense	61,637	259,324
Disposal of property and equipment	1,138	-
Changes in operating assets and liabilities:
Accounts receivable	1,333,554	686,163
Inventory	(444,275)	568,407
Deposits on inventory	39,526	(749,741)
Prepaid and other	(205,416)	(55,262)
Accounts payable and accrued liabilities	(14,772)	63,001

Net cash flows provided by operating activities	869,417	444,882

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(97,302)	(87,894)
Investment in trademarks	(7,841)	(600)
Net cash flows used in investing activities	(105,143)	(88,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,301	-
Payback on bank line of credit	(823,962)	(475,966)
Net cash flows used in financing activities	(820,661)	(475,966)

NET INCREASE (DECREASE) IN CASH	(56,387)	(119,578)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,067,437	712,552
CASH AND CASH EQUIVALENTS END OF PERIOD	$1,011,050	$592,974

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$45,006	$37,705
Income taxes	$91,950	$1,366

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber retailers, “Big Box” home centers and sporting goods retailers. The Company has received six patents and two patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 55 registered U.S. trademarks, 11 common law U.S. trademarks, and 13 registered international trademarks. The Company introduced its line of specialty work apparel in 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$6,690,922	$54,512	$6,745,434	$5,444,636	$58,281	$5,502,917
International	1,257,479	10,076	1,267,555	414,565	1,352	415,917
Total	$7,948,401	$64,588	$8,012,989	$5,859,201	$59,633	$5,918,834

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three and six months ended June 30, 2011 were $2,845,579 and $4,866,538, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and six months ending June 30, 2011 were $177,147 and $390,842, respectively. These costs were comprised of salaries and benefits of approximately $85,700 and $190,500; office expenses of approximately $9,600 and $21,300; travel and lodging of approximately $200 and $9,700; and warehouse operations of approximately $81,500 and $169,300, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and six months ending June 30, 2011 were approximately $36,900 or 0.7% and $55,300 or 0.7%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and six months ending June 30, 2011 were approximately $104,900 or 2.2% and $107,700 or 1.3%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and six months ending June 30, 2011 were approximately $3,000 or 0.0% and $8,900 or 0.1%, respectively. Adjustments to the product returns reserve for the three and six months ending June 30, 2011 were approximately ($26,000) or (0.5%) and ($26,400) or (0.3%), respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/10	$57,000
Payments Recorded During the Period	(21,191)
35,809
Adjustment to Reserve for Pre-existing Liabilities	21,000
Accrual for New Liabilities During the Reporting Period	21,191
Reserve Balance 3/31/11	78,000
Payments Recorded During the Period	(141,771)
(63,771)
Adjustment to Reserve for Pre-existing Liabilities	(26,000)
Accrual for New Liabilities During the Reporting Period	141,771
Reserve Balance 6/30/11	$52,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and six months ended June 30, 2011 were $119,626 and $199,693, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $2,263,000 or 49% of net sales for the quarter ended June 30, 2011.  Three customers accounted for approximately $4,005,000 or 50% of net sales for the six months ended June 30, 2011.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 79% and 76% of total purchases for the three and six months ended June 30, 2011, respectively.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented where the effect would have been anti-dilutive:

	Quarter
	Ended June 30,
	2011	2010
Options outstanding under the Company’s stock option plans	9,182,974	207,000

Common Stock Warrants	43,146	10,115,994

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

The components of the provision for income taxes for the quarters ended June 30, 2011and 2010 were $91,950 and $ -0-, respectively, for the current state provisions.  The current quarter’s tax provision is comprised of $15,000 for the current year’s state provision.  The provision for income taxes for the quarter ended June 30, 2010 was $-0- for state provisions.  There was no state deferred and federal tax provision for the current year.  Due to its current net loss position, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At June 30, 2011 and December 31, 2010, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of June 30, 2011 and December 31, 2010. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: None	$-	$-	$-	$-	$-	$-

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None.

3. Inventory

At June 30, 2010 and December 31, 2010 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $245,000 at June 30, 2011 and $220,000 at December 31, 2010.

	June 30, 2010	December 31, 2010

Finished goods	$3,712,465	$3,268,189

4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010

Computer hardware and software	$479,309	$390,525
Furniture and equipment	183,930	193,034
Vehicle	43,680	43,680
Leasehold improvements	39,694	39,694

	746,613	666,933
Less accumulated depreciation	(450,585)	(406,909)
Property and equipment, net	$296,028	$260,024

Depreciation expense for the six months ended June 30, 2011 and twelve months ended December 31, 2010 was $60,158 and $71,593, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	June 30,	December 31,
	2011	2010

Trademarks	$118,290	$110,450
Patents	24,270	24,270
Less: Accumulated amortization	(28,072)	(24,762)
Trademarks and Patents, net	$114,488	$109,958

Trademarks and patents consist of definite-lived trademarks and patents of $96,782 and $93,467 and indefinite-lived trademarks and patents of $45,778 and $41,253 at June 30, 2011 and December 31, 2010, respectively. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $3,310 and $5,754 for the six months ended June 30, 2011 and twelve months ended December 31, 2010, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Accounts payable	$165,672	$465,875
Accrued inventory	669,655	555,237
Accrued rebates and co-op	247,952	283,620
Accrued bonus	148,010	171,664
Customer deposits	903,682	582,129
Accrued returns reserve	52,000	57,000
Accrued expenses - other	324,359	410,578

Total accounts payable and accrued expenses	$2,511,330	$2,526,103

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

As of June 30, 2011, the total amount due to FCC via the line of credit was $952,426 offset by $610,943 due from factor.  As of December 31, 2010, the total amount due to FCC via the line of credit was $1,776,388 offset by $1,968,764 due from factor.

8. Equity Transactions

Common Stock

In March, 2011, our Board of Directors issued a retention bonus in the form of common stock to our CEO in the amount of 518,033 shares.  The fair value of this stock award was determined by the closing market price on the date of grant.  The company recorded $62,164 in expense of which $35,137 had been accrued at December 31, 2010.

In April, 2011, the Company issued 36,674 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

There were 73,505,890 shares of common stock of the Company outstanding at June 30, 2011.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2010	10,175,994	$0.93
Warrants issued	-	-
Warrants outstanding at March 31, 2011	10,175,994	0.93
Warrants expired	(10,072,848)	(0.94)
Warrants outstanding at June 30, 2011	103,146	$0.11

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

Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). In June, 2009, the shareholders of the Company approved an increase in the number of shares of common stock reserved under the 2006 Plan to 11,000,000 shares.  In May, 2011, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 13,000,000 shares. Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

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

There were no stock options issued during the quarters ended June 30, 2011 and 2010.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,610,488	$0.095
Granted	-	$-
Exercised	-	$-
Cancelled/Expired	(136,312)	$0.095
Outstanding at March 31, 2011	9,474,176	$0.095
Granted	-	$-
Exercised	(36,674)	$0.090
Cancelled/Expired	(254,528)	$0.094
Outstanding at June 30, 2011	9,182,974	$0.095
Exercisable at June 30, 2011	7,265,575	$0.093

The following tables summarize information about stock options outstanding at June 30, 2011:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.15	9,182,974	6.11	$0.095	$-

The following tables summarize information about stock options exercisable at June 30, 2011:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.15	7,265,575	5.42	$0.093	$-

The Company recorded $61,637 and $259,324 of compensation expense for employee stock options during the six months ended June 30, 2011 and 2010. These compensation expense charges were recorded in the following operating expense categories for 2011 and 2010, respectively; general and administrative - $19,891 and $179,550; sales and marketing - $28,045 and $48,399; research and development - $5,981 and $16,473; and purchasing, warehousing and distribution - $7,720 and $14,902. There was a total of $150,860 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at June 30, 2011. This cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the six months ended June 30, 2011 was $45,383.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2007 through 2010. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2006 through 2010.  The Company’s 2010 tax returns are currently on extension.  The increase in federal and state income taxes in 2011 was primarily due to higher 2010 and higher projected 2011 profits, and the California NOL utilization suspension.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarters ended June 30, 2011 and 2010 as follows:

	June 30, 2011	June 30, 2010
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	98.3%	(5.4)%
Change in valuation allowance	10.6%	39.4%
Total	74.9%	-%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at June 30, 2011 and 2010 consisted of the following:

	2011	2010
Deferred tax assets
Net operating loss carryforward	$4,043,558	$4,406,372
Stock option expense	1,154,239	1,101,746
Allowance for doubtful accounts	47,124	50,980
Allowance for product returns	22,277	56,977
Accrued compensation	111,053	91,754
Inventory reserve	104,958	39,841
Other	457	6,915
Valuation allowance	(5,105,310)	(5,355,280)
Total deferred tax assets	378,357	399,305
Total deferred tax liabilities	(378,357)	(399,305)
Net deferred tax assets/liabilities	$-	$-

As of June 30, 2011, the Company had unused federal and state contribution carryovers of $1,067 that expire in 2011 through 2015.

As of June 30, 2011, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $9,547,000 and $9,446,000, respectively, that expire between 2015 and 2024.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company has exercised its five year option to renew this lease commencing in July 2011.   The facility is located in El Segundo, California. Rent expense for this facility for the six months ended June 30, 2011 was $92,034.

The Company has various non-cancelable operating leases for office equipment expiring through March 31, 2013.  Equipment lease expense charged to operations under these leases for the six months ended June 30, 2011 was $4,191.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2011	70,467	4,201	74,668
2012	141,279	8,402	149,681
2013	160,008	159	160,167
2014	166,425	-	166,425
2015	169,899	-	169,899
Thereafter	85,350	-	85,350

	$793,428	$12,762	$806,190

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

13. Reclassifications

For the six months ended June 30, 2010, royalty expenses associated with certain branded glove products totaling $32,992 have been reclassified from sales and marketing expense to cost of goods sold in order to align them with the classification utilized in the current and future periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2011 and 2010. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

 We plan to increase our domestic revenues by leveraging our relationships with existing retailers and industrial distributors, including “Big Box,” automotive and sporting goods retailers, increasing our product offerings in new and existing locations, and introducing new products, developed and targeted for specific customers and/or industries.

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions.  On December 7, 2009 we entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis. This facility allows us to borrow the lesser of (a)$3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable currently accrues at LIBOR plus 6.0% and interest on outstanding balances based on inventory accrues at LIBOR plus 7.0%. This agreement has an initial term of thirty-six (36) months.  This facility had an outstanding balance of $952,426 at June 30, 2011.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$6,690,922	$54,512	$6,745,434	$5,444,636	$58,281	$5,502,917
International	1,257,479	10,076	1,267,555	414,565	1,352	415,917
Total	$7,748,401	$64,588	$8,012,989	$5,859,201	$59,633	$5,918,834

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Since apparel products are a relatively new line, we are using a longer horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three and six months ended June 30, 2011, our inventory reserve was $245,000 and $227,500, respectively.  For the three and six months ended June 30, 2010, our inventory reserve was $157,000 and $132,000, respectively. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $110,000 and $130,000 at June 30, 2011 and December 31, 2010.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/10	$57,000
Payments Recorded During the Period	(21,191)
35,809
Adjustment to Reserve for Pre-existing Liabilities	21,000
Accrual for New Liabilities During the Reporting Period	21,191
Reserve Balance 3/31/11	78,000
Payments Recorded During the Period	(141,771)
(63,771)
Adjustment to Reserve for Pre-existing Liabilities	(26,000)
Accrual for New Liabilities During the Reporting Period	141,771
Reserve Balance 6/30/11	$52,000

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Net Sales increased $1,179,957 or 34.3%, to $4,615,861 in the quarter ended June 30, 2011 from $3,435,904 for the corresponding period in 2010. Two customers accounted for 49.0% of net sales during the quarter ended June 30, 2011 and two customers accounted for 38.8% of net sales for the quarter ended June 30, 2010.  Net sales increased $2,094,155 or 35.4%, to $8,012,989 in the six months ended June 30, 2011 from $5,918,834 for the corresponding period in 2010. Three customers accounted for 50.0% of net sales during the six months ended June 30, 2011 and two customers accounted for 40.0% of net sales for the six months ended June 30, 2010.  Net sales increased for the quarter due primarily to continuing increases in our industrial, international and automotive segments.  We continue to see improvement in most of our other segments as well, as we focus our sales efforts on those areas where we see continued growth, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $431,876 to $1,770,282 for the quarter ended June 30, 2011 from $1,338,407 for the corresponding period in 2010. Gross profit, as a percentage of net sales, or gross margin, decreased to 38.4% in the second quarter of 2011 from 39.0% in the same quarter of 2010.  Gross profit increased $729,543 to $3,146,451 for the six months ended June 30, 2011 from $2,416,908 for the corresponding period in 2010. Gross profit, as a percentage of net sales, or gross margin, decreased to 39.3% in the first six months of 2011 from 40.8% in the same period of 2010.  The decrease in gross profit of 0.6% for the second quarter and 1.5% for the six months ended June 30, 2011 versus 2010 was primarily due to increased product costs and higher factory-direct sales for the period.

Operating Expenses increased by $184,471, or 14.0%, to $1,503,340 in the second quarter of 2011 from $1,318,869 in the second quarter of 2010. As a percentage of net sales, operating expenses decreased to 32.6% in the second quarter of 2011 from 38.4% in the same period of 2010.  Operating expenses increased by $287,549, or 10.5%, to $3,035,988 in the six months ended June 30, 2011 from $2,748,439 in the same period of 2010. As a percentage of net sales, operating expenses decreased to 37.9% in the first six months of 2011 from 46.4% in the same period of 2010.  The increased spending for the first six months of 2011 included some timing differences and planned expenditures, but was in line with our budgeted expectations.  This increased spending in the first six months of 2011 was primarily in increased marketing and trade show activity of $21,000; increased salaries and benefits expenses of $324,000; increased professional fees and services of $85,000; increased depreciation and amortization charges of $25,000 and increased travel and entertainment expenses of $26,000; offset by decreased stock option expenses of $198,000.  We are continuing our efforts to identify, capitalize on and maintain cost saving measures and opportunities throughout the company.  Our number of employees was 25 at June 30, 2011 and 22 at June 30, 2010.

Income from Operations increased $247,404 or 1,266%, to $266,942 in the second quarter of 2011 from $19,538 in the second quarter of 2010. Income from operations as a percentage of net sales increased to 5.8% in the second quarter of 2011 from 0.6% in the second quarter of 2010.  Income from operations increased $441,992 or 133%, to $110,462 in the first six months of 2011 from ($331,530) in the first six months of 2010. Income from operations as a percentage of net sales increased to 1.4% in the first six months of 2011 from (5.6%) in the first six months of 2010. The increase in income from operations in the six month period was primarily due to increased sales.

Interest Expense increased $1,857 to $20,385 in the second quarter of 2011 from $18,528 in the same period of 2010 due to increased borrowing under our bank factoring agreement.  Interest expense increased $7,301 to $45,006 in the first six months of 2011 from $37,705 in the same period of 2010, also due to increased borrowing under our bank factoring agreement.

Other Income (Expense) net was $-0- in the second quarter of 2011 as compared with $233 in the second quarter of 2010.  Other income (expense) in the first six months of 2011 was ($1,138) as compared to $-0- in the corresponding period of 2010.   Change in the fair value of warrant liability was $-0- in the second quarter of 2011 and 2010.   Change in the fair value of warrant liability was $-0- in the first six months of 2011as compared to ($1,929) for the same period of 2010.  This warrant liability was fully satisfied in the first quarter of 2010.

Net Income increased $229,174 to $230,430 in the second quarter of 2011 from $1,256 in the second quarter of 2010.  Net loss decreased $344,817 to ($27,608) in the first six months of 2011 from ($372,425) in the first six months of 2010.  This decreased loss is the result of the combination of each of the factors discussed above, principally the increase in sales.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to exhibit moderate and uneven growth, which affects some of our channels, we are experiencing some growth in certain channels, automotive and industrial and safety, which helps offset declines in other areas.

Our working capital, at any particular time, reflects the seasonality of our glove business and plans to expand product lines and enter new markets.  We expect inventory and current liabilities to be higher in the third and fourth quarters for these reasons.

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.  In the short term we monitor our credit issuances and cash collections to maximize cash flows and investigate opportunities to reduce our current inventories to convert these assets into cash.  Over the past several years, and continuing in the near and longer term we are focused on reducing our operating costs, increasing margins and improving operating procedures to generate sustained profitability.

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

Off Balance Sheet Arrangements

At June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

●	the timing of our introduction of new product lines, particularly our specialty apparel;

●	the level of consumer acceptance of each new product line;

●	general economic and industry conditions that affect consumer spending and retailer purchasing;

●	the availability of manufacturing capacity;

●	the seasonality of the markets in which we participate;

●	the timing of trade shows;

●	the product mix of customer orders;

●	the timing of the placement or cancellation of customer orders;

●	the weather;

●	transportation delays;

●	quotas and other regulatory matters; and

●	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

Our strategy envisions growing our business. Any growth in or expansion of our business is likely to continue to place a strain on our financial, managerial and other administrative resources, infrastructure and systems. We have historically been undercapitalized to effectively manage and sustain our growth.  As with other growing businesses, we expect that we will need to continually restructure and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

●	expand our systems effectively or efficiently or in a timely manner;

●	allocate our human resources optimally;

●	meet our capital needs;

●	identify and hire qualified employees or retain valued employees; or

●	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

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

We depend on a few customers for a significant portion of our net sales.  A negative impact on the business of such customers or a decision by such customers to stop ordering our products could harm our sales and overall business.

Two customers accounted for approximately $2,263,000 or 49% of net sales for the quarter ended June 30, 2011.  Three customers accounted for approximately $4,005,000 or 50% of net sales for the six months ended June 30, 2011.  A downturn in such customers’ businesses could reduce demand for our products and result in a decrease in sales volume that could have a negative impact on our results of operations.  In addition, a decision by any of such customers to stop ordering our products would reduce our sales and negatively impact our overall profitability.

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

We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition and results of operations. Although the quota system established by the Agreement on Textiles and Clothing was completely phased out for World Trade Organization countries effective January 1, 2005, there can be no assurances that restrictions will not be reestablished for certain categories in specific countries. We are unable to determine the impact of the changes to the quota system on our sourcing operations, particularly in China and Indonesia. Our sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Our international operations and the operations of our manufacturers and suppliers in China and Indonesia are subject to additional risks that are beyond our control and that could harm our business.

Our glove products are manufactured by 6 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products have been manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 8% of our fiscal 2010 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  Year-to-date sales to international customers represents approximately 16% of total sales for 2011.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

●	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

●	difficulties in managing foreign operations, including difficulties associated with inventory management and collection on foreign accounts receivable;

●	dependence on foreign distributors and distribution networks;

●
currency exchange fluctuations and the ability of our Chinese manufacturers to change the prices they charge us based on fluctuations in the value of the U.S. dollar relative to that of the Chinese Yuan;

●	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards as well as restrictions on the transfer of funds;

●	disruptions or delays in shipments;

●	changes in local economic and non-economic conditions and standards in which our manufacturers, suppliers or customers are located; and

●	reduced protection for intellectual property rights in jurisdictions outside the United States.

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

Compliance with the periodic reporting requirements required by the U.S. Securities and Exchange Commission (or SEC) consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us.  If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be forced to deregister with the SEC.  If we file for deregistration, our common stock will no longer be listed on the OTC electronic interdealer quotation system (or OTCQB), and it may suffer a decrease in or absence of liquidity as after the deregistration process is complete, our common stock will only be tradable on the “Pink Sheets.”  As a result of such deregistration, non-affiliates will no longer have access to information regarding our results of operations.  Without the availability of such information, our lenders may be forced to increase their monitoring of our operations which may result in higher costs to us when borrowing money which could have a negative impact and harm our business.

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

Although prices for our shares of common stock are quoted on the OTCQB (under the symbol ICPW.OB), there is a limited public trading market for our common stock, and no assurance can be given that a public trading market will be sustained.

Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  The absence of an active trading market reduces the liquidity of our common stock.  As a result of the lack of trading activity, the quoted price for our common stock on the OTCQB is not necessarily a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors.  In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

●	quarterly variations in our revenues and operating expenses;

●	developments in the financial markets, apparel industry and the worldwide or regional economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government that affect international trade treaties;

●	fluctuations in interest rates and/or the asset backed securities market;

●	significant sales of our common stock or other securities in the open market;

●	variations in interest rates; and

●	changes in accounting principles.

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

The trading of our common stock on the OTCQB and the potential designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our securities, as traded on the OTCQB, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors.  For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 36.1% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

As of June 30, 2011, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 10, 2011	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance