Form 10-Q
period 2011-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2011-11-14
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______ .

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

As of November 14, 2011, the registrant had 73,505,890 shares of common stock issued and outstanding.

PART I

ITEM 1.   FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (unaudited)
AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$853,307	$1,067,437
Accounts receivable net of allowance for doubtful accounts of $110,000 and $130,000	1,352,028	776,943
Due from factor without recourse	1,425,062	1,968,764
Inventory, net of reserve of $255,000 and $220,000	4,878,201	3,268,189
Deposits on inventory	661,158	1,033,982
Prepaid and other	337,272	119,931
Total current assets	9,507,028	8,235,246

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	517,501	390,525
Vehicles	43,680	43,680
Office equipment and furniture	186,430	193,034
Leasehold improvements	43,589	39,694
Less: accumulated depreciation	(484,082)	(406,909)
Total property, plant and equipment, net	307,118	260,024

Trademarks, net of $29,924 and $24,762 of accumulated amortization	126,903	109,958
Deposits and other	11,354	11,354
Total other assets	138,257	121,312

Total Assets	$9,952,403	$8,616,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,862,330	$2,526,103
Line of credit	2,094,643	1,776,388
Total current liabilities	4,956,973	4,302,491

Total Liabilities	4,956,973	4,302,491

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 73,505,890 and 72,951,185 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	73,506	72,951
Additional paid-in capital	18,397,187	18,232,713
Accumulated deficit	(13,475,263)	(13,991,573)
Total Stockholders’ Equity	4,995,430	4,314,091
Total Liabilities and Stockholders’ Equity	$9,952,403	$8,616,582

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Net sales	$5,705,619	$3,383,488	$13,718,607	$9,302,322

COST OF SALES
Cost of sales	3,549,753	1,968,377	8,416,290	5,470,302

GROSS PROFIT	2,155,866	1,415,111	5,302,317	3,832,020

OPERATING EXPENSES
General and administrative	588,555	455,048	1,770,816	1,567,110
Sales and marketing	614,677	540,532	1,862,102	1,647,607
Research and development	96,963	80,513	248,955	242,177
Purchasing, warehousing and distribution	228,008	156,352	618,850	485,504
Depreciation and amortization	35,350	19,659	98,818	58,145

Total operating expenses	1,563,553	1,252,104	4,599,541	4,000,543

INCOME (LOSS) FROM OPERATIONS	592,313	163,007	702,776	(168,523)

OTHER INCOME (EXPENSE)

Interest expense	(17,110)	(22,693)	(62,116)	(60,398)
Interest income	15	13	39	41
Other income (expense), net	700	497	700	574
Unrealized loss on financing activities	-	-	-	(1,929)
Loss on disposition of equipment	-	-	(1,138)	-
Total other income (expense)	(16,395)	(22,183)	(62,515)	(61,712)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	575,918	140,824	640,261	(230,235)

PROVISION FOR INCOME TAXES	32,000	(38)	123,950	1,328

NET INCOME (LOSS)	$543,918	$140,862	$516,311	$(231,563)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$0.00	$0.01	$(0.00)
Diluted	$0.01	$0.00	$0.01	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	73,505,890	72,951,185	73,321,543	72,951,185
Diluted	84,183,290	90,852,800	83,998,941	72,951,185

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFPRMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$516,311	$(231,563)
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	(20,000)	9,000
Depreciation	93,656	53,940
Amortization	5,162	4,205
Change in fair value of warrant liability	-	1,929
Non-cash compensation:
Common stock issued for services	62,164	-
Stock option expense	99,564	291,050
Disposal of property and equipment	180	-
Changes in operating assets and liabilities:
Accounts receivable	(11,383)	(10,118)
Inventory	(1,610,011)	257,249
Deposits on inventory	372,825	(955,836)
Prepaid and other	(217,342)	(17,791)
Accounts payable and accrued liabilities	336,227	604,093

Net cash flows provided (used) by operating activities	(372,647)	6,158

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(140,931)	(94,869)
Investment in trademarks	(22,108)	(9,075)
Net cash flows used in investing activities	(163,039)	(103,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,301	-
Proceeds from bank line of credit	(13,605,878)	-
Payments to bank line of credit	13,924,133	256,758
Net cash flows provided by financing activities	321,556	256,758

NET INCREASE (DECREASE) IN CASH	(214,130)	158,972
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,067,437	712,552
CASH AND CASH EQUIVALENTS END OF PERIOD	$853,307	$871,524

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$62,116	$60,398
Income taxes	$106,950	$1,328

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Company (FDIC) insures cash amounts at each institution for up to $250,000 and the Securities Investor Protection Corporation (SIPC) also insures cash amounts at each institution up to $250,000.  In addition, supplemental insurance is in place to cover balances in excess of these limits. The Company maintains cash in excess of the FDIC and SIPC limits.

Accounts Receivable

The Company factors its trade receivables pursuant to a factoring agreement with the Factor.  Prior to December 7, 2009, all trade receivables were factored with recourse.  On December 7, 2009 the Company entered into a new factoring agreement whereby it assigns certain of its trade receivables with recourse and other trade receivables without recourse.  The Company incurs a servicing fee as a percentage of the face value of each invoice assigned to the Factor.

The Factor, based on its internal credit policies, determines which customer trade receivables it will accept without recourse and assigns a credit limit for that customer.  The Company then assigns (sells) the face value of certain trade receivable invoices to the Factor and records a current asset entitled “Due from factor without recourse.  Thereafter, the Company is entitled to borrow up to 70% of the value of such invoices through its line of credit with the Factor.  The Factor handles all collection activities and receives payment from the customer into its own bank lockbox account.  The Factor reimburses the Company for its purchased invoices by applying the funds collected from the customer as payments against the Company’s line of credit.

Trade receivables with recourse may also be assigned to the Factor as an additional source of financing, and are carried at the original invoice amount less an estimate made for doubtful accounts.  The allowance for doubtful accounts is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  Interest is not charged on past due accounts.

Accounts Receivable and Due From Factor Without Recourse
	September 30,	December 31,
	2011	2010
Accounts receivable	$1,462,028	$906,943
Less – Allowance for doubtful accounts	(110,000)	(130,000)
Net accounts receivable	$1,352,028	$776,943

Due from factor without recourse	$1,425,062	$1,968,764

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$12,020,597	$82,889	$12,103,486	$8,698,235	$99,363	$8,797,598
International	1,594,969	20,152	1,615,121	499,630	5,094	504,724
Total	$13,615,566	$103,041	$13,718,607	$9,197,865	$104,457	$9,302,322

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three and nine months ended September 30, 2011 were $3,549,753 and $8,416,290 respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and nine months ending September 30, 2011 were $228,008 and $618,850, respectively. These costs were comprised of salaries and benefits of approximately $112,600 and $303,200; office expenses of approximately $11,700 and $33,000; travel and lodging of approximately $19,400 and $29,100; and warehouse operations of approximately $84,300 and $253,600, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and nine months ending September 30, 2011 were approximately $13,100 or 0.2% and $68,400 or 0.5%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and nine months ending September 30, 2011 were approximately $79,500 or 1.4% and $211,200 or 1.5%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and nine months ending September 30, 2011 were approximately $8,100 or 0.1% and $17,000 or 0.1%, respectively. Adjustments to the product returns reserve for the three and nine months ending September 30, 2011 were approximately $22,000 or 0.4% and (4,400) or (0.0%), respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/10	$57,000
Payments Recorded During the Period	(21,191)
35,809
Adjustment to Reserve for Pre-existing Liabilities	42,191
Reserve Balance 3/31/11	78,000
Payments Recorded During the Period	(141,771)
(63,771)
Adjustment to Reserve for Pre-existing Liabilities	115,771
Reserve Balance 6/30/11	52,000
Payments Recorded During the Period	(26,896)
25,104
Adjustment to Reserve for Pre-existing Liabilities	48,896
Reserve Balance 9/30/11	$74,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and nine months ended September 30, 2011 were $73,583 and $273,276, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

One customer accounted for approximately $2,048,000 or 36% of net sales for the quarter ended September 30, 2011.  One customer accounted for approximately $4,275,000 or 31% of net sales for the nine months ended September 30, 2011.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign customers.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 79% and 82% of total purchases for the three and nine months ended September 30, 2011, respectively.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented where the effect would have been anti-dilutive:

	Quarter
	Ended September 30,
	2011	2010
Options outstanding under the Company’s stock option plans	844,000	9,950,920
Common Stock Warrants	43,146	10,115,994

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

The components of the provision for income taxes for the nine months ended September 30, 2011and 2010 were $123,950 and $1,328, respectively, for the current state provisions.  The current quarter’s tax provision is comprised of $32,000 for the current year’s state provision.  The provision for income taxes for the quarter ended September 30, 2010 was ($38) for state provisions.  There was no state deferred and federal tax provision for the current year.  Due to its history of net losses, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At September 30, 2011 and December 31, 2010, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of September 30, 2011 and December 31, 2010. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: None	$-	$-	$-	$-	$-	$-

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

None.

3.	Inventory

At September 30, 2011 and December 31, 2010 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $255,000 at September 30, 2011 and $220,000 at December 31, 2010.

	September 30, 2011	December 31, 2010

Finished goods	$4,878,201	$3,268,189

4.	Property and Equipment

Property and equipment consisted of the following:

	September 30, 2011	December 31, 2010

Computer hardware and software	$517,501	$390,525
Furniture and equipment	186,430	193,034
Vehicle	43,680	43,680
Leasehold improvements	43,589	39,694

	791,200	666,933
Less accumulated depreciation	(484,082)	(406,909)
Property and equipment, net	$307,118	$260,024

Depreciation expense for the nine months ended September 30, 2011 and twelve months ended December 31, 2010 was $93,656 and $71,593, respectively.

5.	Trademarks and Patents

Trademarks and patents consisted of the following:

	September 30,	December 31,
	2011	2010

Trademarks	$132,557	$110,450
Patents	24,270	24,270
Less: Accumulated amortization	(29,924)	(24,762)
Trademarks and Patents, net	$126,903	$109,958

Trademarks and patents consist of definite-lived trademarks and patents of $100,232 and $93,467 and indefinite-lived trademarks and patents of $56,595 and $41,253 at September 30, 2011 and December 31, 2010, respectively. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $5,162 and $5,754 for the nine months ended September 30, 2011 and twelve months ended December 31, 2010, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Accounts payable	$634,724	$465,875
Accrued inventory	142,847	555,237
Accrued rebates and co-op	240,416	283,620
Accrued bonus	273,785	171,664
Customer deposits	1,094,940	582,129
Accrued returns reserve	74,000	57,000
Accrued expenses - other	401,618	410,578

Total accounts payable and accrued expenses	$2,862,330	$2,526,103

7.	Bank Lines of Credit

Factoring Agreement

On December 7, 2009 the Company entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigns certain of its accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of the value of eligible inventory or the net amount of eligible accounts receivable. The Company’s factoring agreement with FCC does not contain any financial covenants.  The credit facility contains a number of other affirmative and negative covenants customarily found in factoring agreements for similar transactions, including, but not limited to, restrictions on the following transactions: the merger or sale of assets, creation of new debt or liens, distribution of dividends or equity interest, ERISA liabilities, transactions with affiliates, extending credit, advances, or loans to any person, and capital expenditures exceeding $100,000 within any fiscal year.  At September 30, 2011 and December 31, 2010 the Company had available, but unused credit under this facility of approximately $408,000 and $618,000, respectively.  All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable currently accrues at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 6.5%. This agreement has an initial term of thirty-six (36) months.

As of September 30, 2011, the total amount due to FCC via the line of credit was $2,094,643 offset by $1,425,062 due from factor.  As of December 31, 2010, the total amount due to FCC via the line of credit was $1,776,388 offset by $1,968,764 due from factor.

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

There were 73,505,890 shares of common stock of the Company outstanding at September 30, 2011.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2010	10,175,994	$0.93
Warrants expired	-	-
Warrants outstanding at March 31, 2011	10,175,994	0.93
Warrants expired	(10,072,848)	(0.94)
Warrants outstanding at June 30, 2011	103,146	0.11
Warrants expired	-	-
Warrants outstanding at September 30, 2011	103,146	$0.11

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

For stock options issued during the quarters ended September 30, 2011 and 2010, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	September 30, 2011	September 30, 2010
Risk free interest rate	1.62%	2.09%
Dividends	-	-
Volatility factor	90.7%	120.7%
Expected life	6.25 years	6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,610,488	$0.095
Granted	-	$-
Exercised	-	$-
Cancelled/Expired	(136,312)	$0.095
Outstanding at March 31, 2011	9,474,176	$0.095
Granted	-	$-
Exercised	(36,674)	$0.090
Cancelled/Expired	(254,528)	$0.094
Outstanding at June 30, 2011	9,182,974	$0.095
Granted	2,685,000	$0.095
Cancelled/Expired	(406,576)	$0.092
Outstanding at September 30, 2011	11,461,398	$0.095
Exercisable at September 30, 2011	7,102,337	$0.094

The following tables summarize information about stock options outstanding at September 30, 2011:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.15	11,461,398	6.93	$0.095	$76,589

The following tables summarize information about stock options exercisable at September 30, 2011:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.15	7,102,337	5.43	$0.094	$70,440

The Company recorded $99,564 and $291,050 of compensation expense for employee stock options during the nine months ended September 30, 2011 and 2010. These compensation expense charges were recorded in the following operating expense categories for 2011 and 2010, respectively; general and administrative - $30,955 and $194,291; sales and marketing - $45,563 and $60,287; research and development - $10,185 and $19,057; and purchasing, warehousing and distribution - $12,861 and $17,415. There was a total of $343,638 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at September 30, 2011. This cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the nine months ended September 30, 2011 was $68,320.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2007 through 2010. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2006 through 2010.  The Company’s 2010 tax returns, formerly on extension, were filed in September 2011.  The increase in federal and state income taxes in 2011 was primarily due to higher 2010 and higher projected 2011 profits, and the California NOL utilization suspension.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarters ended September 30, 2011 and 2010 as follows:

	September 30, 2011	September 30, 2010
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	12.4%	5.1%
Change in valuation allowance	(23.9%)	(39.1%)
Total	22.5%	-%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more unlikely than not that the Company will realize all of the benefits of these deductible differences, and has choosen to provide a 100% valuation allowance against its deferred tax asset.

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at September 30, 2011 and 2010 consisted of the following:

	2011	2010
Deferred tax assets
Net operating loss carryforward	$3,813,862	$4,329,593
Stock option expense	1,170,487	1,115,338
Allowance for doubtful accounts	47,124	52,693
Allowance for product returns	31,702	10,282
Accrued compensation	165,882	97,218
Inventory reserve	109,242	80,968
Other	637	6,915
Valuation allowance	(4,954,618)	(5,298,022)
Total deferred tax assets	384,318	394,985
Total deferred tax liabilities	(384,318)	(394,985)
Net deferred tax assets/liabilities	$-	$-

As of September 30, 2011, the Company had unused federal and state contribution carryovers of $1,487 that expire in 2011 through 2015.

As of September 30, 2011, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $8,871,000 and $9,557,000, respectively, that expire between 2015 and 2024.

10.	Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company has exercised its five year option to renew this lease commencing in July 2011.   The facility is located in El Segundo, California. Rent expense for this facility for the nine months ended September 30, 2011 was $138,801.

The Company has various non-cancelable operating leases for office equipment expiring through September 1, 2014.  Equipment lease expense charged to operations under these leases for the nine months ended September 30, 2011 was $6,273.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2011	45,279	2,994	48,273
2012	126,057	11,976	138,033
2013	160,008	3,733	163,741
2014	166,425	2,383	168,808
2015	169,899	-	169,899
Thereafter	85,350	-	85,350

	$753,018	$21,086	$774,104

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

For the nine months ended September 30, 2010, royalty expenses associated with certain branded glove products totaling $52,689 have been reclassified from sales and marketing expense to cost of goods sold in order to align them with the classification utilized in the current and future periods.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2011 and 2010. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2010 we entered the Canadian and European markets through distributors and international sales represented approximately 7% - 13% of total sales. We plan to continue to pursue sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2011.

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions.  On December 7, 2009 we entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis. This facility allows us to borrow the lesser of (a)$3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable currently accrues at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 6.5%. This agreement has an initial term of thirty-six (36) months.  This facility had an outstanding balance of $2,094,643 at September 30, 2011.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$12,020,597	$82,889	$12,103,486	$8,698,235	$99,363	$8,797,598
International	1,594,969	20,152	1,615,121	499,630	5,094	504,724
Total	$13,615,566	$103,041	$13,718,607	$9,197,865	$104,457	$9,302,322

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Since apparel products are a relatively new line, we are using a longer horizon to allow for market penetration.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three and nine months ended September 30, 2011, our inventory reserve was $255,000 and $220,000, respectively.  For the three and nine months ended September 30, 2010, our inventory reserve was $189,000 and $157,000, respectively. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $110,000 and $130,000 at September 30, 2011 and December 31, 2010.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/10	$57,000
Payments Recorded During the Period	(21,191)
35,809
Adjustment to Reserve for Pre-existing Liabilities	42,191
Reserve Balance 3/31/11	78,000
Payments Recorded During the Period	(141,771)
(63,771)
Adjustment to Reserve for Pre-existing Liabilities	115,771
Reserve Balance 6/30/11	52,000
Payments Recorded During the Period	(26,896)
25,104
Adjustment to Reserve for Pre-existing Liabilities	48,896
Reserve Balance 9/30/11	$74,000

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Net Sales increased $2,322,131 or 68.6%, to $5,705,619 in the quarter ended September 30, 2011 from $3,383,488 for the corresponding period in 2010. One customer accounted for 35.9% of net sales during the quarter ended September 30, 2011 and two customers accounted for 45.1% of net sales for the quarter ended September 30, 2010.  Net sales increased $4,416,285 or 47.5%, to $13,718,607 in the nine months ended September 30, 2011 from $9,302,322 for the corresponding period in 2010. One customer accounted for 31.2% of net sales during the nine months ended September 30, 2011 and two customers accounted for 41.8% of net sales for the nine months ended September 30, 2010.  Net sales increased for the quarter due primarily to continuing increases in our industrial, international and automotive segments.  We continue to see improvement in most of our other segments as well, as we continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $740,755 to $2,155,866 for the quarter ended September 30, 2011 from $1,415,111 for the corresponding period in 2010. Gross profit, as a percentage of net sales, or gross margin, decreased to 37.8% in the third quarter of 2011 from 41.8% in the same quarter of 2010.  Gross profit increased $1,470,297 to $5,302,317 for the nine months ended September 30, 2011 from $3,832,020 for the corresponding period in 2010. Gross profit, as a percentage of net sales, or gross margin, decreased to 38.7% in the first nine months of 2011 from 41.2% in the same period of 2010.  The decrease in gross profit of 4% for the third quarter and 2.5% for the nine months ended September 30, 2011 versus 2010 was primarily due to higher royalty expenses and higher factory-direct and international sales for the period.

Operating Expenses increased by $311,449, or 24.9%, to $1,563,553 in the third quarter of 2011 from $1,252,104 in the third quarter of 2010. As a percentage of net sales, operating expenses decreased to 27.4% in the third quarter of 2011 from 37.0% in the same period of 2010.  Operating expenses increased by $598,998, or 15.0%, to $4,599,541 in the nine months ended September 30, 2011 from $4,000,543 in the same period of 2010. As a percentage of net sales, operating expenses decreased to 33.5% in the first nine months of 2011 from 43.0% in the same period of 2010.  The increased spending for the first nine months of 2011 included some timing differences and planned expenditures, but was slightly below our budgeted expectations.  This increased spending in the first nine months of 2011 was primarily in increased marketing and trade show activity of $7,000; increased salaries and benefits expenses of $549,000; increased professional fees and services of $118,000; increased depreciation and amortization charges of $41,000, increased outside third-party services of $50,000 and increased travel and entertainment expenses of $44,000; offset by decreased stock option expenses of ($191,000) and other general operating expenses of ($19,000).  We continue our efforts to identify, capitalize on and maintain cost saving measures and opportunities throughout the company.  Our number of employees was 26 at September 30, 2011 and 22 at September 30, 2010.

Income from Operations increased $429,306 or 263%, to $592,313 in the third quarter of 2011 from $163,007 in the third quarter of 2010. Income from operations as a percentage of net sales increased to 10.4% in the third quarter of 2011 from 4.8% in the third quarter of 2010.  Income from operations increased $871,299 or 517%, to $702,776 in the first nine months of 2011 from ($168,523) in the first nine months of 2010. Income from operations as a percentage of net sales increased to 5.1% in the first nine months of 2011 from (1.8%) in the first nine months of 2010. The increase in income from operations in the nine month period was primarily due to increased sales and our continuing control over operating costs.

Interest Expense decreased $5,583 to $17,110 in the third quarter of 2011 from $22,693 in the same period of 2010 due to lower interest rates under our bank factoring agreement.  Interest expense increased $1,718 to $62,116 in the first nine months of 2011 from $60,398 in the same period of 2010, due to increased borrowing under our bank factoring agreement, offset by lower interest rates.

Other Income (Expense) net was $700 in the third quarter of 2011 as compared with $497 in the third quarter of 2010.  Other income (expense) in the first nine months of 2011 was $700 as compared to $574 in the corresponding period of 2010.   Change in the fair value of warrant liability was $-0- in the third quarter of 2011 and 2010.   Change in the fair value of warrant liability was $-0- in the first nine months of 2011as compared to ($1,929) for the same period of 2010.  This warrant liability was fully satisfied in the first quarter of 2010.

Net Income increased $403,056 to $543,918 in the third quarter of 2011 from $140,862 in the third quarter of 2010.  Net income increased $747,874 to $516,311 in the first nine months of 2011 from ($231,563) in the first nine months of 2010.  These gains are the result of the combination of each of the factors discussed above, principally the increase in sales.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to exhibit moderate and uneven growth, which affects some of our channels, we are experiencing some growth in certain channels, automotive, specialty-branded glove styles and industrial and safety, which helps offset declines in other areas.

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

On December 7, 2009 we entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows us to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 6.5%.  Our factoring agreement with FCC does not contain any financial covenants.  The credit facility contains a number of other affirmative and negative covenants customarily found in factoring agreements for similar transactions, including, but not limited to, restrictions on the following transactions: the merger or sale of assets, creation of new debt or liens, distribution of dividends or equity interest, ERISA liabilities, transactions with affiliates, extending credit, advances, or loans to any person, and capital expenditures exceeding $100,000 within any fiscal year.  At September 30, 2011 and December 31, 2010 the Company had available, but unused credit under this facility of approximately $408,000 and $618,000, respectively.  This agreement has an initial term of thirty-six (36) months.

Off Balance Sheet Arrangements

At September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have a history of operating losses and there can be no assurance that we can maintain profitability.

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

One customer accounted for approximately $2,048,000 or 36% of net sales for the quarter ended September 30, 2011.  One customer accounted for approximately $4,275,000 or 31% of net sales for the nine months ended September 30, 2011.  A downturn in such customers’ businesses could reduce demand for our products and result in a decrease in sales volume that could have a negative impact on our results of operations.  In addition, a decision by any of such customers to stop ordering our products would reduce our sales and negatively impact our overall profitability.

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

Our sales growth depends in part on our ability to expand from the hardware and lumber retail channels and industrial distributors that we have focused on for the past ten years into new distribution channels, particularly “Big Box” home centers automotive and sporting goods retailers. Failure to expand into these mass-market channels could severely limit our growth.

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

We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of products available to us and adversely affect our business, financial condition and results of operations. Although the quota system established by the Agreement on Textiles and Clothing was completely phased out for World Trade Organization countries effective January 1, 2005, there can be no assurances that restrictions will not be reestablished for certain categories in specific countries. We are unable to determine the impact of the changes to the quota system on our sourcing operations, particularly in China and Indonesia. Our sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Our international operations and the operations of our manufacturers and suppliers in China and Indonesia are subject to additional risks that are beyond our control and that could harm our business.

Our glove products are manufactured by 6 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products have been manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 8% of our fiscal 2010 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  Year-to-date sales to international customers represents approximately 12% of total sales for 2011.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 25.6% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2011, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 14, 2011	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance