Form 10-K
period 2011-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2012-03-08
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes    ☐No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,072,359.

At February 29, 2012, the issuer had 75,440,837 shares of common stock, par value $0.001 per share, issued and outstanding.
RDGPreambleEnd

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

With respect to this discussion, the terms “we,” “us,” “our,” “Ironclad” and the “Company” refer to Ironclad Performance Wear Corporation, a Nevada corporation and its wholly-owned subsidiary Ironclad Performance Wear Corporation, a California corporation, or “Ironclad California.”

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

We currently sell our products in all 50 states and internationally through an estimated 16,000 retail outlets.  Our gloves are priced at retail between $8 and $65 per unit, with apparel unit prices ranging from $4 to $80.

Glove Products

Currently, our primary products are our task-specific technical gloves.  Glove products are specially designed for individual user groups.  Currently, we produce and sell over 75 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of industrial, construction, do-it-yourself, and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, oil and gas workers, hunters, gardeners and do-it-yourself users.  Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion.  Glove products are currently manufactured by multiple suppliers operating in China, Hong Kong and Indonesia.  The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply, if necessary.  Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

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

In mid-2008, after completing an internal and competitive analysis, we determined that Ironclad should reduce its focus and attention on performance apparel because of the cost involved in launching a new line of business and promoting this new line into the marketplace.  As a result, we have decreased the number of performance apparel items produced and sold by the Company.  The reduction in performance apparel was guided by our sell-through analysis and a survey of our retail customers’ preferences.  Those apparel items remaining in Ironclad’s offerings will continue to be sold through our existing sales channels.

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

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores, lumber yards, big box home centers, industrial distributors and sporting goods retailers.  We intend to continue to expand into additional large retailers and distributors in 2012.

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

We will be expanding our efforts on Web sales and marketing through a redesigned Ironclad Website which will focus on e-commerce (i.e. offering our complete line of gloves and apparel, in all sizes, directly to the end consumer).

Sales and Customer Analysis

We are currently distributing our products through an estimated 16,000 outlets that cater to the professional tradesman, do-it-yourself consumer, industrial user and sporting goods consumer, including “Big Box” home centers, hardware co-ops, lumber yards, industrial distributors, national auto retailers and sporting goods retailers.  Currently, we estimate that our products are sold in only 25% of the retail and distribution outlets identified by our management as viable Ironclad outlets.  We intend to continue to emphasize and expand our relationships with these retailers and distributors.

Sales through industrial distributors accounted for approximately 44% and 36% of our sales revenue in 2011 and 2010, respectively.  One distributor, Orr Safety Corporation, accounted for approximately 29% of our sales in 2011 and approximately 23% of our sales in 2010.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers, large industrial distributors and international channels, which we believe creates significant opportunities for strengthening our brand and expanding our product penetration in the various markets.

Geographic Information

Domestic sales accounted for 87% of our revenue in 2011 and 92% in 2010.  International sales in Australia, the United Kingdom, Canada, the Netherlands, Sweden and other countries accounted for our remaining revenue in each year.  All of our fixed assets are located in the United States, principally in California at our headquarters.  Our products are currently manufactured in China, Hong Kong, Indonesia, Taiwan, Mexico, Vietnam and the Dominican Republic.

Private-Label and Co-Branded Products and Relationships

We have selectively teamed up with several existing brands in our marketplace to produce private-label gloves (co-branded with a “Built Tough by Ironclad” tag).  In addition, we have also developed co-branded gloves with qualified partners to penetrate alternate marketplaces, such as the oil & gas industry (i.e. the KONG glove).  We have also licensed several brand names (Snapon, RealTree, Tuff Chix, Coleman) whereby we have the right to use their logo or patterns on gloves we produce for sale to our customers.

Intellectual Property and Proprietary Rights

We currently have six U.S. patents and two U.S. patents pending, which are intended to protect the design and technical innovations found in our performance work gloves.  Following are descriptions of the patents or patents pending.

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

•
Ironclad’s signature palm pattern is found on nine popular glove styles, including the General Utility™, Wrenchworx® and Ranchworx gloves.  Management believes this pattern differentiates Ironclad from other non-branded gloves.  This patent was issued on February 14, 2006.

•
Ironclad has developed two glove styles that absorb tool impacts with a unique design of multiple gel-filled palm pads.  This design is found on the Vibration Impact and Mach 5® Impact gloves.  This patent was issued on February 13, 2007.

•	Ironclad has designed a new silicone impregnated palm pattern specifically for use in automotive market glove products. This patent was issued on July 6, 2010.

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

Ironclad owns the following trademark intellectual property: 54 registered U.S. trademarks, 15 common law U.S. trademarks, and 13 registered international trademarks.  These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image.  We also have 7 copyright marks.

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

Employees

As of February 29, 2012, Ironclad had 26 full-time employees.  Since inception, we have never had a work stoppage, and our employees are not represented by a labor union.  Ironclad considers its relationships with its employees to be positive.

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

We have funded our operations and capital expenditures with cash flow from operations, our cash on hand, the net proceeds of the private placements and the factoring agreement entered into on December 7, 2009.  As part of our planned growth, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure.

While capital resources have historically been insufficient to support the continued growth of our operations, we believe that the proceeds from our financing transactions, our cash flows from operations and borrowings available to us under our senior secured credit facility, the availability of purchase order financing and our continuing cost containment measures will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.  In the event that our working capital needs exceed our cash sources we will need to raise additional funds.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  Furthermore, if we are able to raise additional capital through the sale of equity or convertible debt securities it may result in additional dilution to our existing shareholders.  If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.  This limitation could substantially harm our business, results of operations and financial condition.

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

We have a history of operating losses and may not sustain profitability.  We cannot guarantee that we will remain profitable.  Even if we remain profitable, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect our business, potentially requiring us to raise additional funds to continue operations.

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

Our sales growth depends in part on our ability to expand from our existing hardware and lumber retail channels and industrial distributors into new distribution channels, particularly “Big Box” home centers and work wear and sporting goods retailers.  Failure to expand into these mass-market channels could severely limit our growth.

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

Our international operations, and the operations of our foreign manufacturers and suppliers, are subject to additional risks that are beyond our control and that could harm our business.

Our glove products are manufactured by 6 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products are manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 13% of our fiscal 2011 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.  In particular, we are heavily dependent on the continued services of Eduard Albert Jaeger, Scott Jarus and the other members of our senior management team.  We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate their employment with us at any time.  Following any termination of employment, these employees would not be subject to any non-competition covenants.  The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

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

Our future success will depend, in part, on our ability to keep up with changes in consumer tastes and our continued ability to differentiate our products through implementation of new technologies, such as new materials and fabrics.  We may not, however, be able to successfully do so, and our competitors may be able to produce designs that are more appealing, implement new technologies or innovations in their designs, or manufacture their products at a much lower cost.  These types of developments could render our products less competitive and possibly eliminate any differentiating advantage in designs and materials that we might hold at the present time.

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

Any negative changes to international treaties and regulations such as the North American Free Trade Agreement (or NAFTA), and to the effects of international trade agreements and embargoes imposed by entities such as the World Trade Organization, could result in a rise in trade quotas, duties, taxes and similar impositions, limit the countries from whom we can purchase our fabric or other component materials, or limit the countries where we might market and sell our products, any of which could correspondingly have an adverse effect on our business.

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

Sales of a significant number of shares of our common stock in the open market could depress the market price of our common stock.  Further reduction in the market price for our shares could make it more difficult to raise funds through future equity offerings.

Moreover, as additional shares of our common stock become available for resale in the open market (including shares issued upon the exercise of our outstanding options and warrants), the supply of our publicly traded shares will increase, which could decrease its price.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 27% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

We lease all of our facilities.  Our headquarters are located at 2201 Park Place, Suite 101, El Segundo, California 90245.  The table below sets forth certain information regarding our leaseholds as of February 29, 2012.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
2201 Park Place, Suite 101 El Segundo, CA	10,600	$15,232*	Corporate offices and warehouse
* In 2012 we will receive a rent abatement of 50% for six months.

In July 2011 we exercised our option to extend our current lease for an additional five years.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  We believe our facilities are adequate to meet our current and near-term needs.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Year Ended December 31, 2010
First Quarter	$0.15	$0.09
Second Quarter	$0.14	$0.10
Third Quarter	$0.14	$0.06
Fourth Quarter	$0.12	$0.07
Year Ended December 31, 2011
First Quarter	$0.13	$0.09
Second Quarter	$0.12	$0.08
Third Quarter	$0.12	$0.08
Fourth Quarter	$0.20	$0.10

On February 29, 2012, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.30 per share.  As of February 29, 2012, there were approximately 150 shareholders of record of our common stock.

Dividends

We have never paid dividends on our common stock.  We intend to retain any future earnings for use in our business.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2011 and 2010.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

We believe that our products have international appeal.  In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2011 we entered the Canadian and European markets through distributors and international sales represented approximately 7% - 13% of total sales.  We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2012.

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

Revenue Recognition

Under our sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer.  Our standard terms are typically net 30 days from the transfer of title to the products to a customer, however, we have negotiated special terms with certain customers and industries.  We typically collect payment from a customer within 30 to 45 days from the transfer of title to the products to a customer.  Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer.  The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us.  A customer’s obligation to pay us for products sold to it is not contingent upon the resale of those products.  We recognize revenue at the time product is delivered to a customer.

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly.  For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Due to limited market penetration for our apparel products we have decided to provide a 40% allowance against this line of products.  Products that are no longer part of the current product offering are considered obsolete.  The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions.  The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products.  Both the write down and reserve adjustments are recorded as charges to cost of goods sold.  For the years ended December 31, 2011 and December 31, 2010 we adjusted our inventory reserve by $240,000 and $88,000, respectively, to a current balance of $460,000 and recorded a corresponding adjustment in cost of goods sold.  All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products.  Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete.  As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Reserve for Warranty Returns
Reserve Balance 12/31/09	$142,000
Payments Recorded During the Period	(279,206)
(137,206)
Accrual for New Liabilities During the Reporting Period	194,206

Reserve Balance 12/31/10	57,000
Payments Recorded During the Period	(333,665)
(276,665)
Accrual for New Liabilities During the Reporting Period	338,665

Reserve Balance 12/31/11	$62,000

Stock Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Share-Based Payment.   This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our stock option plans.  The statement provides for, and we have elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under FASB ASC 718 for pro forma disclosures.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps are unnecessary. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this standard effective September 30, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”), which is effective for fiscal years beginning after December 15, 2011. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. This standard removes the presentation options in ASC 220 “Comprehensive Income” and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Since ASU 2011-05 only changes the presentation of comprehensive income in the financial statements, the adoption of ASU 2011-05 will not affect the Company’s consolidated financial position or results of operations.

Results of Operations

Comparison of Years Ended December 31, 2011 and December 31, 2010

Net Sales increased $6,401,821, or 42.7%, to $21,401,002 in the year ended December 31, 2011 from $14,999,181 for the corresponding period in 2010.  This increase was primarily due to increased sales with our industrial customers, notably the oil and gas industry, of approximately $2,453,000, increased sales of approximately $1,421,000 with international customers, $913,000 with “big box” retailers, $901,000 with automotive customers, $746,000 with private label customers, offset by decreased sales from our retail sector, primarily housing and construction customers.  Two customers accounted for approximately 39% of net sales during the year ended December 31, 2011 and two customers accounted for approximately 36% of net sales for the year ended December 31, 2010.  Customer demand for our products in certain retail sectors seems to have stabilized this year, however those sectors tied to housing and construction are still lagging.  We continue to focus our sales efforts on those areas where we see continued growth, the industrial channel, safety markets and job specific glove styles.

Gross Profit increased $2,041,052 to $7,961,440 for the year ended December 31, 2011 from $5,920,388 for the year ended December 31, 2010.  Gross profit, as a percentage of net sales, or gross margin, decreased to 37.2% in 2011 from 39.5% in 2010.  The decrease in gross margin reflects increased raw material and product costs, increased special, low margin one-time promotions in the current year, plus product mix and customer sales mix that resulted in slightly lower average selling prices.  Product mix and customer sales mix shifts can affect gross profit in any period.  Sales to “Big Box” home centers generally include an assortment of lower priced products than are sold to other retailers and distributors.  Sales to international distributors are generally at lower gross margin, as the international distributor pays the cost of selling and distributing the product and servicing their customers.  These increased costs have been offset by increased direct factory-to-customer shipments to international and certain domestic customers.

Operating Expenses increased by $1,064,766, or 19.6%, to $6,505,985 in 2011 from $5,441,219 in 2010.  As a percentage of net sales, operating expenses decreased to 30.4% in 2011 from 36.3% in the same period of 2010.  The increased spending in 2011 was primarily due to increased salaries and benefits of approximately $1,006,000; increased contracted service fees, primarily third-party fulfillment services, of approximately $79,000; increased consulting services of $60,000; increased depreciation and amortization expenses of approximately $55,000; increased legal costs of approximately $43,000; and increased travel and entertainment expenses of approximately $26,000; offset by decreased stock options expense of $187,000 and decreased general office expenses of approximately $17,000.  Our number of employees increased to 26 at December 31, 2011 from 22 at December 31, 2010.

Income from Operations increased $976,286 or 203.7%, to $1,455,455 in 2011 from $479,169 in 2010.  Income from operations as a percentage of net sales increased to 6.8% in 2011 from 3.2% in 2010.  The increase in income for 2011 was primarily the result of increased sales and gross profit from both new and existing products and customers in addition to our ongoing cost containment measures.

Interest Expense increased $3,524 to $94,407 in 2011 from $90,883 in 2010.  The increase was primarily due to higher bank borrowing in the current year, offset by reduced interest rates.

Interest Income increased $16 to $89 in 2011 from $73 in 2010.  Interest income is a result of the temporary investment of excess funds during the year.  Returns on invested short-term funds are at historical lows.

Other Income (Expense) net was $700 in 2011 as compared with ($19,525) in 2010.  Change in the fair value of warrant liability was $-0- in 2011 as compared to ($1,929) for 2010.  This expense primarily represents the difference in the fair value of warrants recorded as liabilities.  In 2011 there were net losses of ($25,720) on the disposition of equipment. Other expense in 2010 consisted primarily of prior period adjustments charged back by a “Big Box” customer.

Net Income increased $756,590 to $1,122,167 in 2011 from $365,577 in 2010.  This increase in income is a result of the combination of each of the factors discussed above.

Seasonality and Annual Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period.  We typically generate 55% - 65% of our glove net sales during these months.  Though the overall economy appears to be experiencing pockets of recovery, our results have been improved by the successful introduction of new products designed specifically for the oil and gas, safety, automotive and sporting goods industries.

Our working capital, at any particular time, reflects the seasonality of our glove business and plans to expand product lines and enter new markets.  We expect inventory, accounts payable and accrued expenses to be higher in the third and fourth quarters for these reasons.

Liquidity and Capital Resources

Our cash requirements are principally for working capital.  Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons.  Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.  In the short term we are monitoring our credit issuances and cash collections to maximize cash flows and investigating opportunities to quickly reduce our current inventories to convert these assets into cash.  Over the past year, and continuing in the near and longer term we are focused on controlling our operating costs, increasing margins and improving operating procedures to generate sustained profitability.

Operating Activities.  In 2011, cash provided by operating activities was $235,459 and consisted primarily of net income of $1,122,167, increased by non-cash items of $501,088 and decreases in deposits on inventory of $566,920 and accounts payable and accrued expenses of $34,401; offset by increases in accounts receivable of $422,270, inventory of $1,421,125 and prepaid expenses and other of $145,722.

In 2010, cash provided by operating activities was $64,487 and consisted primarily of net income of $365,577, increased by non-cash items of $503,495 and decreases in inventory of $160,001, prepaid and other expenses of $10,451, and accounts payable and accrued expenses of $1,043,085; offset by increases in accounts receivable of $1,270,524, and deposits on inventory of $747,598.

Investing Activities.  In 2011 and 2010, investing activities were primarily the result of capital expenditures, mainly for computer equipment and trademark applications.  Cash used in investing activities decreased $8,167 to $239,862 for 2011 from $248,029 in 2010.  Expenditures for property and equipment in 2011 were $211,254, and investment in trademarks and patents were $28,608.

Financing Activities.  Financing activities during 2011 consisted of net payments under our factoring facility of $115,167 and cash proceeds from the issuance of common stock due to stock option exercises of $112,258.  Cash provided by financing activities of $538,427 in 2010 consisted entirely of net borrowing under our factoring facility.

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

Credit Facilities

On December 7, 2009 we entered into a new factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivable without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis.  This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable.  All of the Company’s assets secure amounts borrowed under the terms of this agreement.  The interest rate is based on the level of the Company’s rolling twelve month EBITDA/ASC718 balance.  In 2011 the Company achieved a 1.5% rate savings in Q1 and Q2, and a 2% rate savings in Q3 and Q4.  The 2% rate savings is the best rate available under our agreement.   Interest on outstanding balances based on accounts receivable currently accrues at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 6.5%.  This agreement has an initial term of thirty-six (36) months. On December 1, 2011, this agreement was amended to increase the Company’s limit on permissible capital equipment expenditures from $100,000 to $250,000 per year, effective for 2011 and 2012.

At December 31, 2011 and December 31, 2010, the Company had unused credit available under this facility of approximately $1,149,000 and $618,000, respectively.

Off Balance Sheet Arrangements

At December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ironclad Performance Wear Corporation

We have audited the accompanying consolidated balance sheets of Ironclad Performance Wear Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2011. Ironclad Performance Wear Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
March 7, 2012

RDGXBRLParseBegin
IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2011 AND 2010

ASSETS
	December 31,	December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$1,060,125	$1,067,437
Accounts receivable net of allowance for doubtful accounts of $37,000 and $130,000	798,004	776,943
Due from factor	2,462,973	1,968,764
Inventory net of reserve of $460,000 and $220,000	4,449,315	3,268,189
Deposits on inventory	467,063	1,033,982
Prepaid and other	265,652	119,931
Total Current Assets	9,503,132	8,235,246

PROPERTY AND EQUIPMENT
Computer equipment and software	486,066	390,525
Vehicle	43,680	43,680
Furniture and equipment	162,871	193,034
Leasehold improvements	43,589	39,694
Less: accumulated depreciation	(416,672)	(406,909)
Total Property and Equipment, net	319,534	260,024

OTHER ASSETS
Trademarks and patents, net of accumulated amortization of $31,915 and $24,762	131,412	109,958
Deposits	11,354	11,354
Total Other Assets	142,766	121,312
TOTAL ASSETS	$9,965,432	$8,616,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,560,504	$2,526,103
Line of credit	1,661,220	1,776,388
Total Current Liabilities	4,221,724	4,302,491
Total Liabilities	4,221,724	4,302,491

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value,172,744,750 shares authorized, 74,550,754 and 72,951,185 shares issued and outstanding at December 31, 2011 and 2010, respectively	74,551	72,951
Capital in excess of par value	18,538,563	18,232,713
Accumulated deficit	(12,869,406)	(13,991,573)
Total Stockholders’ Equity	5,743,708	4,314,091
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,965,432	$8,616,582

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010

	2011	2010

REVENUES
Net sales	$21,401,002	$14,999,181

COST OF SALES
Cost of sales	13,439,562	9,078,793

GROSS PROFIT	7,961,440	5,920,388

EXPENSES
General and administrative	2,566,152	2,072,465
Sales and marketing	2,583,111	2,301,669
Research and development	365,481	311,088
Purchasing, warehousing and distribution	858,758	678,650
Depreciation and amortization	132,483	77,347

Total Operating Expenses	6,505,985	5,441,219

INCOME FROM OPERATIONS	1,455,455	479,169

OTHER INCOME (EXPENSE)
Interest expense	(94,407)	(90,883)
Interest income	89	73
Other income (expense), net	700	(19,525)
Unrealized loss on financing activities	-	(1,929)
Loss on disposition of equipment	(25,720)	-

Total Other Income (Expense), Net	(119,338)	(112,264)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	1,336,117	366,905
Provision for income taxes	(213,950)	(1,328)

NET INCOME	$1,122,167	$365,577

NET INCOME PER COMMON SHARE
Basic	$0.02	$0.01
Diluted	$0.01	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	73,446,414	72,951,185
Diluted	83,922,950	81,343,673

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to common shareholders	$1,122,167	$365,577
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	(93,000)	16,000
Inventory reserve	240,000	88,000
Depreciation	125,330	71,593
Amortization	7,153	5,754
Loss on disposition of equipment	26,414	-
Change in fair value of warrant liability	-	1,929
Non-cash compensation:
Common stock issued for services	62,164	-
Options issued for services	-	3,210
Stock option expense	133,027	317,009
Changes in operating assets and liabilities:
Accounts receivable	71,940	378,071
Due from factor without recourse	(494,210)	(1,648,595)
Inventory	(1,421,125)	160,001
Deposits on inventory	566,920	(747,598)
Prepaid and other	(145,722)	10,451
Accounts payable and accrued expenses	34,401	1,043,085
Net cash flows provided by (used in) operating activities	235,459	64,487

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(211,254)	(234,044)
Investment in trademarks and patents	(28,608)	(13,985)
Net cash flows used in investing activities	(239,862)	(248,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	19,818,724	15,833,891
Payments to bank lines of credit	(19,933,891)	(15,295,464)
Proceeds from issuance of common stock	112,258	-
Net cash flows provided by financing activities	(2,909)	538,427

NET INCREASE (DECREASE) IN CASH	(7,312)	354,885
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,067,437	712,552
CASH AND CASH EQUIVALENTS END OF PERIOD	$1,060,125	$1,067,437

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash (paid) received during the year for:
Interest paid in cash	(94,407)	(90,883)
Income taxes paid	(213,950)	(1,328)

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010

	Common Stock

	Shares Issued		Capital in		Total
	and		Excess of Par	Accumulated	Stockholders’
	Outstanding	Par Value	Value	Deficit	Equity

Balance at December 31, 2009	72,951,185	$72,951	$17,905,182	$(14,357,150)	$3,620,983

Stock option expense	-	-	320,219	-	320,219
Warrant expense	-	-	7,312	-	7,312
Net income	-	-	-	365,577	365,577
Balance at December 31, 2010	72,951,185	72,951	18,232,713	(13,991,573)	4,314,091
Common stock issued for services	518,033	518	61,646	-	62,164
Common stock issued upon exercise of stock options	1,081,536	1,082	111,177	-	112,259
Stock option expense	-	-	133,027	-	133,027
Net income	-	-	-	1,122,167	1,122,167
Balance at December 31, 2011	74,550,754	$74,551	$18,538,563	$(12,869,406)	$5,743,708

See Notes to Consolidated Financial Statements

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.             Description of Business.

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions.  Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and automotive and sporting goods retailers.  The Company has received five patents and has three patents pending for design and technological innovations incorporated in its performance work gloves.  The Company has 54 registered U.S. trademarks, 15 common law U.S. trademarks and 13 registered international trademarks.  The Company introduced its line of specialty work apparel in the fourth quarter of 2005.  The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

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

Accounts Receivable

The Company factors designated trade receivables pursuant to a factoring agreement with an unrelated Factor.  On December 7, 2009 the Company entered into a new factoring agreement whereby it assigns certain of its trade receivables with recourse and other trade receivables without recourse.  The Company incurs a one-time servicing fee (discount) of 0.75% as a percentage of the face value of each invoice assigned to the Factor.  This servicing fee is recorded on the condensed consolidated statement of operations in the period of sale.  Servicing fees incurred for the years ended December 31, 2011 and 2010 were $102,323 and $9,649, respectively.  The financing of accounts receivable without recourse is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sales of Financial Assets.”  The Factor, based on its internal credit policies, determines which customer trade receivables it will accept without recourse and assigns a credit limit for that customer.  The Company then assigns (sells) the face value of certain trade receivable invoices to the Factor, excludes them from accounts receivable, and records a current asset entitled “Due from factor without recourse” on the condensed consolidated balance sheet and they are reflected as cash provided by operating activities on the condensed consolidated statement of cash flows. Thereafter, the Company is entitled to borrow up to 70% of the value of such invoices through its line of credit with the Factor.  The Factor retains the remaining 30% of the outstanding factored accounts receivable as a reserve.  The Factor handles all collection activities and receives payment from the customer into its own bank lockbox account.  The Factor has no recourse to the Company for failure of debtors of these designated accounts receivable.  The Factor reimburses the Company for its purchased invoices by applying the funds collected from the customer as payments against the Company’s line of credit.

Trade receivables with recourse may also be assigned to the Factor as an additional source of financing, and are carried at the original invoice amount less an estimate made for doubtful accounts.  Under the terms of the recourse provision, the Company is required to reimburse the Factor, upon demand, for factored receivables that are not paid on time.  Accordingly, these receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets.  The allowance for doubtful accounts is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  Interest is not charged on past due accounts.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable and Due From Factor	December 31, 2011		December 31, 2010

Accounts receivable – non factored		$835,004		$906,943
Accounts receivable - factored with recourse	$		$
Less-Allowance for doubtful accounts		(37,000)		(130,000)

Net accounts receivable		$798,004		$776,943

Due from factor without recourse		$2,462,973		$1,968,764

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

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer.  The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer, however, we have negotiated special terms with certain customers and industries.  The Company typically collects payment from a customer within 30 to 45 days from the transfer of title to the products to a customer.  Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer.  The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company.  A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products.  The Company recognizes revenues when products are delivered to customers.

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Twelve Months Ended December 31, 2011			Twelve Months Ended December 31, 2010
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$18,445,725	$149,739	$18,595,464	$13,621,982	$176,074	$13,798,056
International	2,784,033	21,505	2,805,538	1,195,977	5,148	1,201,125
Total	$21,229,758	$171,244	$21,401,002	$14,817,959	$181,222	$14,999,181

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs).  Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse.  Cost of goods sold for the years ended December 31, 2011 and 2010 were $13,439,562 and $9,078,793 respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the years ending December 31, 2011 and 2010 were $858,759 and $678,650, respectively.  These costs were comprised of salaries and benefits of approximately $410,000 and $266,000; office expenses of approximately $51,000 and $20,000; travel and lodging of approximately $30,000 and $27,000; and warehouse operations of approximately $368,000 and $365,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales.  Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship.  It allows customers to return damaged or defective products to us following a customary return merchandise authorization process.  Warranty returns for the years ending December 31, 2011 and 2010 were approximately $94,000 or 0.4% and $65,000 or 0.4%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process.  In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose.  Saleable product returns for the years ending December 31, 2011 and 2010 were approximately $239,000 or 1.1 % and $214,000 or 1.4%, respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve.  Pricing and shipping corrections for the years ending December 31, 2011 and 2010 were approximately $19,000 or 0.1% and $23,000 or 0.1%, respectively.  Adjustments to the product returns reserve for the years ending December 31, 2011 and 2010 were approximately ($16,000) or (0.1%) and ($85,000) or (0.5%), respectively.

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

Reserve for Warranty Returns
Reserve Balance 12/31/09	$142,000

Payments Recorded During the Period	(279,206)
(137,206)
Accrual for New Liabilities During the Reporting Period	194,206

Reserve Balance 12/31/10	57,000

Payments Recorded During the Period	(333,665)
(276,665)
Accrual for New Liabilities During the Reporting Period	338,665

Reserve Balance 12/31/10	$62,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising expenses for the years ended December 31, 2011 and 2010 were $406,146 and $392,906, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $8,412,000 or 39% of net sales for year ended December 31, 2011 and two customers accounted for approximately $5,438,000 or 36% of net sales for year ended December 31, 2010.  No other customer accounted for more than 10% of net sales.  All transactions were in United States dollars.  There were no transaction gains or losses associated with sales transactions.

Supplier Concentrations

Two suppliers, which are located overseas, accounted for approximately 79% of total purchases during the year ended December 31, 2011 and 75% of total purchases during the year ended December 31, 2010.  All transactions were in United States dollars.  There were no transaction gains or losses associated with vendor purchase transactions.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following potential common shares have been excluded from the computation of diluted net earnings (loss) per share for the periods presented because the effect would have been anti-dilutive:

	Year Ended December 31,
	2011	2010

Options outstanding under the Company’s stock option plans	-	1,278,000
Common Stock Warrants	43,146	10,115,994

Income Taxes

The Company adopted the provisions of FASB ASC 740-10 effective January 1, 2007.  The implementation of FASB ASC 740-10 has not caused the Company to recognize any changes in its identified tax positions. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

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

The significant components of the provision for income taxes for the years ended December 31, 2011 and 2010 were $201,750 and $1,328, respectively, for the current state provisions and $12,200 and $-0- for the federal tax provision, respectively.  There was no state or federal deferred  tax provision.  Due to its history of net losses, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

By statute, tax years ending in December 31, 2010 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps are unnecessary. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this standard effective September 30, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”), which is effective for fiscal years beginning after December 15, 2011. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. This standard removes the presentation options in ASC 220 “Comprehensive Income” and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Since ASU 2011-05 only changes the presentation of comprehensive income in the financial statements, the adoption of ASU 2011-05 will not affect the Company’s consolidated financial position or results of operations.

3.             Inventory

At December 31, 2011 and 2010 the Company had one class of inventory - finished goods.

	December 31, 2011	December 31, 2010

Finished Goods	$4,449,315	$3,268,189

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.             Property and equipment

Property and equipment consisted of the following:

	December 31, 2010	December 31, 2010
Computer hardware and software	$486,066	$390,525
Vehicle	43,680	43,680
Furniture and equipment	162,871	193,034
Leasehold improvements	43,589	39,694
	736,206	666,933
Less accumulated depreciation	(416,672)	(406,909)

Property and equipment, net	$319,534	$260,024

Depreciation expense for the years ended December 31, 2011 and 2010 was $125,330 and $71,593, respectively.

5.             Trademarks and patents

Trademarks and patents consisted of the following:

	December 31, 2011	December 31, 2010

Trademarks and patents	$163,327	$134,720
Less: Accumulated amortization	(31,915)	(24,762)

Trademarks, net	$131,412	$109,958

Trademarks consist of definite-lived trademarks of $103,703 and $93,467 and indefinite-lived trademarks of $59,624 and $41,253 at December 31, 2011 and 2010, respectively.  All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $7,153 and $5,754 for the years ended December 31, 2011 and 2010, respectively.  The Company expects to amortize $8,120 in each of the next five years.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.             Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Accounts payable	$487,398	$465,875
Accrued inventory	183,436	555,237
Accrued rebates and co-op	307,707	283,620
Accrued bonus	569,680	171,664
Accrued warranty reserve	62,000	57,000
Customer deposits	515,794	582,129
Accrued expenses – other	434,489	410,578

Total accounts payable and accrued expenses	$2,560,504	$2,526,103

7.             Bank Lines of Credit

Factoring Agreement

On December 7, 2009 the Company entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigns certain of its accounts receivable without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable.  All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 6.5%.  This agreement has an initial term of thirty-six (36) months.  On December 1, 2011, this agreement was amended to increase the Company’s limit on permissible capital equipment expenditures from $100,000 to $250,000 per year, effective for 2011 and 2012.

As of December 31, 2011, the total amount due to FCC was $1,661,220 offset by $2,462,973 due from factor, thereby creating a net due from factor of $801,753.  As of December 31, 2010, the total amount due to FCC was $1,776,388 offset by $1,968,764 due from factor, thereby creating a net due from factor of $192,376.

8.             Equity transactions

Common Stock

On March 17, 2011, the Company issued a stock bonus of 518,033 shares to an officer of the company as a bonus.   The bonus was valued at $62,164 and was based on a current market valuation of $0.12 per common share.

On April 11, 2011 the Company issued 36,674 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 30, 2011 the Company issued 362,862 shares of common stock upon the exercise of stock options at an exercise prices between $0.09 and $0.095.

On December 7, 2011 the Company issued 682,000 shares of common stock upon the exercise of stock options at an exercise prices between $0.09 and $0.15.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2009	10,175,994	$0.93
Warrants outstanding at December 31, 2010	10,175,994	$0.93
Warrants expired	(10,072,848)	$0.93
Warrants outstanding at December 31, 2011	103,146	$0.11

Stock Based Compensation

Effective with the Company’s fiscal year that began on January 1, 2006, the Company adopted the accounting and disclosure provisions of FASB ASC 718 “Share-Based Payments” using the modified prospective application transition method.

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

Effective April 11, 2011, the Company reserved an additional 2,000,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”).  Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date.  Options generally have a ten-year term and shall be exercisable as determined by the Company’s board of directors.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For stock options issued during the years ended December 31, 2011 and 2010, the fair value of these options was estimated at the date of the grant using a Black-Scholes Model with the following range of assumptions:

	December 31, 2011	December 31, 2010
Risk free interest rate	1.62%	2.06% - 2.81%
Dividends	-	-
Volatility factor	90.7%	105% - 182%
Expected life	6.25 years	5.0 – 6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	9,949,404	$0.092
Granted	1,278,000	$0.113
Exercised	-	$-
Cancelled/Expired	(1,616,916)	$0.053
Outstanding at December 31, 2010	9,610,488	$0.095
Granted	3,203,033	$0.099
Exercised	(1,599,568)	$0.109
Cancelled/Expired	(797,417)	$0.093
Outstanding at December 31, 2011	10,416,536	$0.094
Exercisable at December 31, 2011	6,344,677	$0.092

The following tables summarize information about stock options outstanding at December 31, 2011:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.11	10,416,536	6.66	$0.094	$843,141

The following tables summarize information about stock options exercisable at December 31, 2011:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.11	6,344,677	5.04	$0.092	$525,250

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded $133,027 of compensation expense for employee stock options during the year ended December 31, 2011.  These compensation expense charges were recorded in the following operating expense categories, general and administrative - $40,664; sales and marketing - $60,095; research and development - $14,549; and purchasing, warehousing and distribution - $17,719.  There was a total of $272,247 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at December 31, 2011.  This cost is expected to be recognized over a weighted average period of 3.2 years.  The total fair value of shares vested during the year ended December 31, 2011 was $98,058.

9.           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010

Current	$213,950	$1,328
Deferred	-	-

	$213,950	$1,328

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2011 and 2010 as follows:

	2011	2010
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(8.1)	(7.0)
Change in valuation allowance	28.3	40.6
Other	(0.5)	0.4
Total	14.3%	0%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize some portion or all of the benefits of these deductible, differences, and has chosen to provide a 100% valuation allowance against its deferred tax asset.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2011 consisted of the following:

	2011	2010
Deferred tax assets
Net operating loss carryforward	$3,619,404	$4,012,125
Stock option expense	1,184,822	1,127,834
Allowance for doubtful accounts	15,851	55,692
Allowance for product returns	26,561	24,419
Accrued compensation	38,035	114,808
Inventory reserve	197,064	94,248
Other	28,276	6,916
Valuation allowance	(4,720,054)	(5,059,084)

Total deferred tax assets	379,961	376,958

Total deferred tax liabilities	(379,961)	(376,958)

Net deferred tax assets/liabilities	$-	$-

As of December 31, 2011, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $8,300,000 and $9,553,000, respectively, that expire between 2015 and 2024.  As of December 31, 2010, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $9,403,000 and $9,920,000, respectively, that expire between 2015 and 2023.

10.           Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  Rent expense for this facility for the years ended December 31, 2011 and 2010 for this facility were $185,568 and $180,702, respectively.

The Company has various non-cancelable operating leases for office equipment expiring through August 31, 2014.  Equipment lease expense charged to operations under these leases was $9,245 and $8,457 for the years ended December 31, 2011 and 2010, respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2012	140,934	11,976	152,910
2013	160,008	3,733	163,741
2014	166,425	2,383	168,808
2015	169,899	-	169,899
2016	85,350	-	85,350
Thereafter	-	-	-

	$722,616	$18,092	$740,708

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

11.           Legal Proceedings

None.

12.           Related Party Transactions

Mr. Jarus, an Ironclad board member since May 2006 and currently Chairman of the Board, was appointed in September 2008, in a consulting capacity, as Executive Chairman of the Corporation with a compensation of $10,000 per month.  In May 2009, Mr. Jarus also took on the role of Interim Chief Executive Officer. He performed in this capacity through December 31, 2009.  On January 1, 2010, Mr. Jarus was employed by the Company in the role of Chief Executive Officer at an annual salary of $130,000.  Mr. Jarus also received an additional annual amount equal to $5,220 to cover any employee portion of health benefits offered by the Company.  On January 1, 2011 Mr. Jarus received an increase in his annual salary to $145,000.

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is Ironclad’s attorney of record.  SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.  The Company has incurred legal fees from SAM of $137,566 and $108,629 in 2011 and 2010, respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION

Prior to Dr. Frank’s appointment to the Company’s board of directors, Dr. and Mrs. Frank purchased 1,000,000 shares of the Company’s common stock on April 22, 2008, at $0.20 per share for an aggregate purchase price of $200,000. Further, Dr. Frank and Mrs. Frank purchased an additional 4,000,000 shares of the Company common stock on February 5, 2009, at $0.05 per share for an aggregate purchase price of $200,000. Dr. Frank is the father-in-law of Mr. Eduard Albert Jaeger, the Company’s Founder and head of new business development.

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

In July, 2008, the Company received a written denial on its formal protest from CBP. The Company continued to contest this denial through the courts.

We have received a letter from the U.S. Department of Justice determining that eleven of our glove styles are classifiable under Chapter 99 and are thus eligible for the reduced duty rate.  We have also modified the wrist closure on some of our glove styles to conform with the current classification, where feasible.

On December 16, 2011, the court approved and filed a stipulation approving the eleven styles as classifiable under the reduced duty rate.  The company is currently proceeding with the protests which have been on hold during the court case on the styles that were approved per the stipulation filed with the court.  We estimate that upon final resolution the Company should receive refunds of approximately $80,000 to $90,000.

14.           Subsequent Event

In connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards FASB ASC 855-10 “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of December 31, 2011 through March 7, 2012.
RDGXBRLParseEnd

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of December 31, 2011, management conducted an evaluation, with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management has concluded that as of December 31, 2011, our disclosure controls and procedures were effective.

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

We carried out an evaluation under the supervision, and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2011.  This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on their evaluation our management concluded that internal control over financial reporting was effective as of December 31, 2011.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of February 29, 2012.  All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
Scott Jarus	56	Chief Executive Officer, Chairman of the Corporation and Director
Eduard Albert Jaeger	51	Director, Head of New Business Development
Rhonda Hoffarth	51	Executive Vice President and Chief Operating Officer
Thomas Kreig	64	Senior Vice President of Finance, Principal Financial Officer and Secretary
Federico Castro	41	Vice President of Sales
R.D. Pete Bloomer	76	Director
Vane Clayton	53	Director
Scott Alderton	53	Director
Kenneth J. Frank, M.D.	65	Director

Scott Jarus, Chief Executive Officer, Chairman of the Corporation, Director

Mr. Jarus was appointed and elected as a director of our Company on May 18, 2006, and became its Chairman in September 2008.  Mr. Jarus’ experience in turning-around and running a $1B market-cap public company (j2 Global Communications, Inc.), and his experience serving on various growth company Boards of Directors in his past, led to the Company’s decision to first appoint Mr. Jarus to the Company’s Board of Directors, then to name him Chairman.

On May 4, 2009, to facilitate the turn-around plan for our company designed and orchestrated by Mr. Jarus, he was named Chief Executive Officer for our company (in addition to his role as Chairman).  Mr. Jarus also serves on the boards of directors for Oversee.net, Cognition Technologies, Global Conference Partners (FreeConference.com), and Food Forward (a 501(c)(3) non-profit), none of which compete with or are in the same industry as our company.

From 2001 to 2005, Mr. Jarus was President and principal executive of j2 Global Communications, Inc. (NASDAQ: JCOM), a provider of outsourced, value-added messaging and communications services to individuals and companies throughout the world. Before joining j2 Global Communications, Inc., from 1998 to 2001, Mr. Jarus was President and Chief Operating Officer for OnSite Access, a provider of building-centric integrated communications services.  Mr. Jarus has 29 years of management experience in the telecommunications industry and has served in various senior management positions.    Mr. Jarus is a member of the Tech Coast Angels, the largest angel investor organization in the Country.  In 2005, Mr. Jarus was named National Entrepreneur of the Year for Media/Entertainment/Communications by Ernst & Young (and Los Angeles Entrepreneur of the Year for Technology in 2004). He holds a Bachelor of Arts degree in Psychology and a Master of Business Administration degree from the University of Kansas.

Eduard Albert Jaeger, Director, Head of New Business Development

Mr. Jaeger founded Ironclad in 1998 and has served as a director since that time.  Mr. Jaeger was the CEO of Ironclad since inception and lead the company through the reverse tender offer.  He currently serves as our Head of New Business Development and has created and manages all of the brand partners now associated with Ironclad, including Snap on, KONG, 5.11 Tactical, Duluth Trading, Realtree Outfitters and most recently Coleman Outdoors.  Mr. Jaeger has been Founder, co-Founder and President of a number of successful companies in the consumer products sector over a 30 year period.  The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Jaeger should serve on our Board of Directors, being the creator of the new market in technical work gloves and the current culture of the Company, include his extensive experience and expertise in innovative product design and development, overseas manufacturing, importing and exporting, sales and marketing, and forming worldwide distribution channels.  Mr. Jaeger is also the inventor and co-inventor of many U.S. patents and several more in process, and has held executive positions in marketing and promotion.  Mr. Jaeger’s father-in-law, Kenneth J. Frank, M.D., also serves on our Board of Directors.

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

Federico Castro, Vice President of Sales

Mr. Castro joined the Ironclad Team in February, 2009 and currently serves as Vice President of Sales and Marketing.  Mr. Castro comes to us with extensive experience in sales, sales team management, and strategic channel marketing in addition to a proven track record for developing high end consumer brands.  Mr. Castro spent six years with Marzocchi Suspension based out of Bologna Italy developing the first US based IBD (independent bicycle dealer) aftermarket parts and distribution program.  Subsequently, Mr. Castro spent the next eleven years of his career with Mechanix Wear Performance Gloves. During his tenure with Mechanix Wear he held the position of National Account Manager and was quickly promoted to National Sales Manager, managing  the entire sales organization. Mr. Castro’s leadership skills were instrumental in the evolution of Mechanix Wear’s business model taking the company from an independent dealer driven sales organization generating $7 million in annual sales to a company that now generates north of $60 million in annual revenue servicing Independents, National Retailers, Big-Box and International customers alike.

R. D. Pete Bloomer, Director

Mr. Bloomer served as Chairman of our board of directors from April 2003 through September 2008.  He is the Chairman and Chief Executive Officer of CVM Management, Inc. and Managing Partner of CVM Equity Fund V, Ltd., LLP, or CVM, which was one of our larger stockholders.  The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Bloomer should serve on our board of directors, in light of our business and structure, include his service as the managing partner of 7 venture funds dating back to 1983.  Those funds have invested in over 90 early stage venture investments.  Mr. Bloomer has served as a member of the board of directors of many of the entities in which he has invested.  Mr. Bloomer has significant experience in marketing and sales having been Vice President of Sales/Marketing for Head Ski & Tennis, and having spent 11 years with IBM in sales and marketing.  Mr. Bloomer is also an experienced operations executive having served as Vice President of Operations for Hanson Industries.  Mr. Bloomer has served on the board of directors of several private companies not associated with his venture capital activity.

Vane Clayton, Director

Mr. Clayton has served on our board of directors since March 2004.  He currently serves as the CEO and board member of KPA, LLC, a software and services company providing environment and safety, human resource management and internet marketing services to 4,000 auto, truck and equipment dealers in the U.S. and Canada.  Prior to KPA, Mr. Clayton was President of ZOLL Data Systems, an Enterprise Software subsidiary of ZOLL Medical Corporation ($520M in Sales - NASDAQ: ZOLL).  Earlier in his career, Mr. Clayton managed a sales team for Raychem ($1.7B in Sales), a division of Tyco Electronics.  The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Clayton should serve on our board of directors, in light of our business and structure, include Mr. Clayton’s experience in directing public and private companies in high growth sales and marketing strategies; new product and channel development; fund raising; Sarbanes-Oxley Section 404 compliance; strategic positioning; and building successful teams.  Mr. Clayton holds a B.S. in Agricultural/Mechanical Engineering from Purdue University and an MBA from Harvard Business School.

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

Kenneth J. Frank, M.D., Director

Dr. Frank joined our board of directors in February of 2009.  He received his medical degree from NYU School of Medicine in 1972 and received his BA from Rutgers, the State University in 1968.  He served as a board member of the Isla Vista Medical Clinic from 1975 to 1977 and The National Association of Urgent Care Clinics from 1992 to1994.  He is an author, lecturer, inventor and formulator of nutritional supplements.  Besides having belonged to numerous medical societies, Dr. Frank has been an entrepreneur for over 30 years and has owned and operated a nutritional supplement research, development and marketing company and other associated companies for the past 21 years.  In 1973, Dr. Frank founded the Emergency Medical Group of Santa Barbara where he practiced Emergency Medicine for 9 years.  In 1982, Dr. Frank founded and served as managing partner, CEO, president and medical director of Immedicenter Medical Group, Inc.  In 1989, he established Advanced Physicians’ Products, a nutritional supplement research and development company with over 60 products, many formulated by Dr. Frank.  This grew into what is today Dr. Frank’s Health Products, LLC and its four associated companies for which he serves as CEO.  He co-owns a patented invention using MSM (methylsulfonyl methane) in an oral spray to stop snoring and is also credited with creating several other proprietary oral sprays for health.  In 2005, he authored a book called, “User’s Guide to Natural and Safe Pain Relief”, which has sold over 100,000 copies.  The specific experience, qualifications, attributes and skills that led to the conclusion that Dr. Frank should serve on our board of directors, in light of our business and structure, include his management, capital raising, financial and marketing skills developed from managing numerous companies over the past 40 years.  Dr. Frank’s son-in-law, Eduard Albert Jaeger, also serves on our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2011, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than Messrs. Jaeger, Kreig, Castro and Ms. Hoffarth, who each did not timely file a Form 4 reporting one transaction, and Dr. Frank who did not timely file a Form 4 reporting two transactions.  Dr. Frank also failed to timely report his beneficial ownership of 212,500 shares of our common stock held directly by the Frank Family Trust.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)
Eduard Albert Jaeger (1) Head of New Business Development and Director	2011 2010	204,173 204,740	10,615 19,000	23,334 64,120	7,200 7,200	245,322 295,060
Scott Jarus (2) Chief Executive Officer, Executive Chairman of the Corporation, Director	2011 2010	144,650 133,140	62,264 --	-- 42,646	5,882 --	212,796 175,786
Rhonda Hoffarth (3) Executive Vice President and Chief Operating Officer	2011 2010	167,837 165,000	12,804 14,000	19,744 24,090	7,200 7,200	207,585 210,290

(1)
Mr. Jaeger served as our President and Chief Executive Officer from our formation through May 4, 2009.  Mr. Jaeger’s current annual base salary is $213,953 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  The terms of Mr. Jaeger’s Separation Agreement with us are discussed below.  The other compensation disclosed for Mr. Jaeger represents an automobile allowance.  The fair value of options granted to Mr. Jaeger was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2011	1.62%	90.7%	6.25 years	None

(2)
Mr. Jarus served as our Interim Chief Executive Officer from May 4 to December 31, 2009, and was appointed our Chief Executive Officer effective as of January 1, 2010.  The other compensation disclosed for Mr. Jarus represents amounts paid to cover any employee portion of health benefits offered by the Company.  Mr. Jarus’ current annual base salary is $145,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  Mr. Jarus does not have an employment agreement with us.  The fair value of options granted to Mr. Jarus was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2010	2.35%	182.2%	5 years	None

Mr. Jarus was awarded a stock bonus in 2011 of 518,033 shares of our common stock by the Compensation Committee of our board of directors.  These shares were issued under the Ironclad Performance Wear 2006 Stock Option Plan and the fair value of this stock grant was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2011	0.06%	95.9%	5 years	None

(3)
Ms. Hoffarth’s current annual base salary is $172,425 and she may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  The other compensation disclosed for Ms. Hoffarth represents an automobile allowance.  Ms. Hoffarth does not have an employment agreement with us.  The fair value of options granted to Ms. Hoffarth was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2011	1.62%	90.7%	6.25 years	None

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date
Eduard Albert Jaeger (2)	215,728	(3)	-		0.09	6/16/12
	32,053	(4)	-		0.09	3/4/13
	431,455	(5)	-		0.09	3/31/14
	276,131	(6)	-		0.09	9/3/15
	500,000	(7)	-		0.09	5/18/16
	103,900	(8)	-		0.09	11/20/17
	102,716	(9)	64,284	(9)	0.095	7/16/19
	-	(10)	325,000	(10)	0.095	8/24/21

Scott Jarus	None		None		N/A	N/A

Rhonda Hoffarth	172,582	(11)	-		0.09	1/13/13
	21,573	(12)	-		0.09	6/22/14
	125,000	(13)	-		0.09	5/18/16
	71,500	(14)	-		0.09	11/20/17
	123,014	(15)	76,986	(15)	0.095	7/16/19
	-	(16)	275,000	(16)	0.095	8/24/21

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

(10)
Mr. Jaeger was granted options to purchase 325,000 shares on 8/24/11, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

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

(16)
Ms. Hoffarth was granted options to purchase 275,000 shares on 8/24/11, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

The following executive officers listed in the above table exercised options during the fiscal year ended December 31, 2011:

Name	# Options Exercised	Exercise Price	Total
Scott Jarus	75,000 shares	$0.09	$6,750
Scott Jarus	75,000 share	$0.09	$6,750
Scott Jarus	75,000 shares	$0.09	$6,750
Scott Jarus	250,000 shares	$0.095	$23,750
Scott Jarus	207,000 shares	$0.15	$31,050

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
R. D. Pete Bloomer	25,000	-	25,000
Scott Alderton (1)	25,000	-	25,000
Vane Clayton	25,000	-	25,000
Kenneth J. Frank, M.D.	25,000	-	25,000
(1)      Fees granted to Mr. Alderton are made to the law firm Stubbs Alderton and Markiles, LLP, of which he is a partner.

The following directors listed in the above table exercised options during the fiscal year ended December 31, 2011:

Name	# Options Exercised	Exercise Price	Total
Kenneth J. Frank, M.D.	56,250 shares	$0.09	$5,063
Kenneth J. Frank, M.D.	250,000 share	$0.095	$23,750

In 2010, non-employee directors of Ironclad received $10,000 for attending meetings and serving on Ironclad California’s board of directors.  In 2011, non-employee directors of Ironclad received $25,000 for attending meetings and serving on Ironclad California’s board of directors.  Since April 2000, non-employee directors of Ironclad California have each received options to purchase shares of Ironclad common stock upon their appointment to our board of directors and periodically thereafter.  We expect to continue the practice of compensating our directors with options to purchase our common stock going forward.  Compensation payable to non-employee directors may be adjusted from time to time, as approved by our board of directors.

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

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan, or the Plan, was adopted on September 18, 2006 and became effective on January 12, 2007.  A total of 13,000,000 shares of common stock have been reserved for issuance upon exercise of awards granted under the Plan.  Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the Plan.

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

The following table presents information regarding the beneficial ownership of our common stock as of February 29, 2012 by:

•	each of our executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 29, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 75,440,837 shares of our common stock outstanding on February 29, 2012.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Ironclad Performance Wear Corporation, 2201 Park Place, Suite 101, El Segundo, California 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Eduard Albert Jaeger (1)	4,439,808	5.9%
Director, Head of New Business Development
Rhonda Hoffarth (2)	561,831	*
Executive Vice President Sales & Marketing
Thomas Kreig (3)	429,102	*
Senior Vice President of Finance, Secretary
Federico Castro (4)	307,075	*
Vice President of Sales
R.D. Pete Bloomer (5)	749,041	1.0%
Director
Vane Clayton (6)	611,931	*
Director
Scott Alderton	539,630	*
Director
Scott Jarus (7)	7,026,700	9.3%
Executive Chairman, Director, Chief Executive Officer
Kenneth J. Frank, M.D. (8)	5,842,951	7.7%
Director
Directors and officers as a group (9 persons) (9)	20,508,069	27.7%

5% Shareholders:
Richard Todd Miller	4,000,000	5.3%
*           Less than 1%

(1)
Consists of (i) 2,763,984 shares of common stock held by Eduard and Kari Family Trust dtd 7/19/2006, of which Eduard Albert Jaeger is a trustee and as such has voting and investment power, and (ii) 1,675,824 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 29, 2012.  Mr. Jaeger disclaims beneficial ownership of the shares of common stock held by Jaeger Family, LLC and by Eduard and Kari Family Trust dtd 7/19/2006 except to the extent of his pecuniary interest therein.

(2)	Includes 530,244 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 29, 2012.

(3)	Includes 389,617 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 29, 2012.

(4)	Includes 307,075 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 29, 2012.

(5)
Consists of (i) 11,591 shares of common stock held directly, (ii) 46,722 shares of common stock held by CVM Management, Inc., of which Mr. Bloomer is the President and as such has voting and investment power, and (iii) 690,728 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 29, 2012.

(6)	Includes 561,291 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 29, 2012.

(7)	Consists of 7,026,700 shares of common stock held by the Jarus Family Trust, for which Mr. Jarus exercises voting and investment power.

(8)
Consists of (i) 5,081,250 shares of common stock held jointly by Dr. and Mrs. Frank, (ii) 128,201 shares of common stock held directly by Dr. Frank, (iii) 225,000 shares of common stock held by Dr. Frank’s Health Products LLC 401k Profit Sharing Plan for which Dr. Frank exercises voting and investment power, (iv) 196,000 shares of common stock held by Dr. Frank’s Health Products Defined Benefit Plan, (v) 212,500 shares of common stock held by the Frank Family Trust.

(9)
Consists of (i) 16,353,290 shares of common stock, and (ii) 4,154,779 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 29, 2012.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Stock Incentive Plan)	1,687,545	(1)	$0.09	-

Equity compensation plans approved by security holders (2006 Stock Incentive Plan)	8,460,199	(2)	$0.095	3,033,518

Equity compensation plans approved by security holders (Warrants)	43,146	(3)	$0.185	-

Equity compensation plans not approved by security holders (Warrants)	60,000	(4)	0.05	-

Total	10,250,890		$0.52	3,033,518

(1)           This number represents options assumed in connection with the merger with Ironclad California.

(2)           This number represents stock options to purchase 8,460,199 shares of our common stock under the 2006 Stock Incentive Plan, or the Plan.

(3)           This number represents warrants issued to purchase 43,146 shares of our common stock in exchange for services.  This warrant has no expiration.

(4)           This number represents warrants issued to purchase 60,000 shares of our common stock in exchange for services.  The warrants have a term of five years and are exercisable at a per share price of $0.05

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Mr. Alderton, one of our board members since August 2002, is a partner of the law firm Stubbs, Alderton and Markiles, LLP, or SAM, which serves as our attorney of record.  SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.  The Company incurred legal fees for services rendered by SAM of $137,566 and $108,629 in 2011 and 2010, respectively.

Director Independence

Our board of directors currently consists of six members: Messrs. Jarus (Chairman), Jaeger, Clayton, Alderton, Bloomer and Frank.  We are not a “listed issuer” under SEC rules.  We believe that Messrs. Bloomer and Clayton are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market.

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

Audit Fees

Fees for audit services totaled approximately $104,300 and $96,000 for the years ended December 31, 2011 and 2010, respectively, including fees associated with the annual audit, and reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees

Fees for audit-related services totaled approximately $2,300 and $-0- for the years ended December 31, 2011 and 2010, respectively.  Audit-related services principally include accounting consultations.

Tax Fees

Fees were incurred totaling approximately $10,500 and $16,014 during the years ended December 31, 2011 and 2010, respectively for tax services, including for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were incurred during the years ended December 31, 2011 and 2010 for services provided by EFP Rotenberg, LLP, except as described above.

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

4.1.3	Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
4.2	Bylaws. Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
4.3	Ironclad Performance Wear Corporation 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-139210), filed December 8, 2006.
4.4
First Amendment to Ironclad Performance Wear Corporation 2000 Stock Incentive Plan.  Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-139210), filed December 8, 2006.

4.5	2006 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-145855), filed September 4, 2007.
4.6
Amendment No. 1 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 11, 2009.

4.7
Amendment No. 2 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan.  Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 000-51365), filed April 18, 2011.

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

10.6	Ironclad Performance Wear 2006 Profit Sharing Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 8, 2009.
10.7*
Factoring and Inventory Advances and Security Agreement dated December 7, 2009, between the Registrant and FCC, LLC d/b/a First Capital Western Region, LLC. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-51365), filed March 11, 2010.

10.8
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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 8, 2012		/s/ Thomas Kreig
	By:	Thomas Kreig
	Its:	Senior Vice President of Finance and
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

Name	Title	Date

/s/ Scott Jarus	Chief Executive Officer,	March 8, 2012
Scott Jarus	Chairman of the Board and Director (Principal Executive Officer)

/s/ Thomas Kreig	Senior Vice President of Finance and	March 8, 2012
Thomas Kreig	Principal Financial Officer (Principal Financial and Accounting Officer)

/s/ Scott Alderton	Director	March 8, 2012
Scott Alderton

/s/ R. D. Pete Bloomer	Director	March 8, 2012
R. D. Pete Bloomer

/s/ Vane Clayton	Director	March 8, 2012
Vane Clayton

/s/ Eduard Albert Jaeger	Director and Head of New Business Development	March 8, 2012
Eduard Albert Jaeger

	Director	March 8, 2012
Kenneth J. Frank, M.D.