Form 10-Q
period 2012-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2012-05-14
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 10, 2012, the registrant had 76,354,001 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 (unaudited) AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$853,935	$1,060,125
Accounts receivable net of allowance for doubtful accounts of $37,000	2,183,789	798,004
Due from factor	662,920	2,462,973
Inventory, net of reserve of $460,000	3,900,716	4,449,315
Deposits on inventory	584,848	467,063
Prepaid and other	259,233	265,652
Total current assets	8,445,441	9,503,132

PROPERTY, PLANT AND EQUIPMENT
Computer equipment and software	510,529	486,066
Vehicles	43,680	43,680
Office equipment and furniture	165,547	162,871
Leasehold improvements	43,589	43,589
Less: accumulated depreciation	(453,405)	(416,672)
Total property, plant and equipment, net	309,940	319,534

Trademarks and patents, net of $33,966 and $31,915 of accumulated amortization	131,261	131,412
Deposits and other	11,354	11,354
Total other assets	142,615	142,766

Total Assets	$8,897,996	$9,965,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,278,187	$2,560,504
Line of credit	443,853	1,661,220
Total current liabilities	2,722,040	4,221,724

Total Liabilities	2,722,040	4,221,724

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 76,354,001 and 74,550,754 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	76,317	74,551
Additional paid-in capital	18,722,058	18,538,563
Accumulated deficit	(12,622,419)	(12,869,406)
Total Stockholders’ Equity	6,175,956	5,743,708
Total Liabilities and Stockholders’ Equity	$8,897,996	$9,965,432

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
REVENUES
Net sales	$5,347,865	$3,397,128

COST OF SALES
Cost of sales	3,394,516	2,020,959

GROSS PROFIT	1,953,349	1,376,169

OPERATING EXPENSES
General and administrative	622,008	593,588
Sales and marketing	684,571	612,223
Research and development	129,707	83,864
Purchasing, warehousing and distribution	249,783	213,695
Depreciation and amortization	38,784	29,278

Total operating expenses	1,724,853	1,532,648

INCOME (LOSS) FROM OPERATIONS	228,496	(156,479)

OTHER INCOME (EXPENSE)

Interest expense	(9,077)	(24,621)
Interest income	11,892	13
Other income (expense), net	54,675	-
Total other income (expense)	57,490	(24,608)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	285,986	(181,087)

PROVISION FOR INCOME TAXES	39,000	76,950

NET INCOME (LOSS)	$246,986	$(258,037)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	74,986,329	72,951,185
Diluted	83,539,450	81,207,361

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$246,986	$(258,037)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	36,733	27,672
Amortization	2,051	1,606
Non-cash compensation:
Common stock issued for services	518	62,164
Stock option expense	27,421	32,974
Changes in operating assets and liabilities:
Accounts receivable	(1,385,785)	917,448
Due from factor	1,800,054	-
Inventory	548,599	(222,537)
Deposits on inventory	(117,785)	(184,438)
Prepaid and other	6,419	(125,466)
Accounts payable and accrued expenses	(282,317)	(151,933)
Net cash flows provided by operating activities	882,894	99,453

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(27,139)	(88,634)
Investment in trademarks	(1,900)	(199)
Net cash flows used in investing activities	(29,039)	(88,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	157,322	-
Proceeds from bank line of credit	6,235,387	4,296,489
Payments to bank line of credit	(7,452,754)	(4,481,095)
Net cash flows used by financing activities	(1,060,045)	(184,606)

NET DECREASE IN CASH	(206,190)	(173,986)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,060,125	1,067,437
CASH AND CASH EQUIVALENTS END OF PERIOD	$853,935	$893,451

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$9,077	$24,621
Income taxes	$35,000	$76,950

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received six patents and two patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 54 registered U.S. trademarks, 15 common law U.S. trademarks, 13 registered international trademarks and 7 copyright marks. The Company introduced its line of specialty work apparel in 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

2. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2012.

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

Accounts Receivable

The Company factors designated trade receivables pursuant to a factoring agreement with an unrelated Factor.  On December 7, 2009 the Company entered into a factoring agreement whereby it assigns certain of its trade receivables with recourse and other trade receivables without recourse.  The Company incurs a one-time servicing fee (discount) of 0.75% as a percentage of the face value of each invoice assigned to the Factor.  This servicing fee is recorded on the condensed consolidated statement of operations in the period of sale.  Servicing fees incurred for the periods ended March 31, 2012 and 2011 were $19,636 and $30,186, respectively.  The financing of accounts receivable without recourse is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sales of Financial Assets.”  The Factor, based on its internal credit policies, determines which customer trade receivables it will accept without recourse and assigns a credit limit for that customer.  The Company then assigns (sells) the face value of certain trade receivable invoices to the Factor, excludes them from accounts receivable, and records a current asset entitled “Due from factor without recourse” on the condensed consolidated balance sheet and they are reflected as cash provided by operating activities on the condensed consolidated statement of cash flows. Thereafter, the Company is entitled to borrow up to 70% of the value of such invoices through its line of credit with the Factor.  The Factor retains the remaining 30% of the outstanding factored accounts receivable as a reserve.  The Factor handles all collection activities and receives payment from the customer into its own bank lockbox account.  The Factor has no recourse to the Company for failure of debtors of these designated accounts receivable.  The Factor reimburses the Company for its purchased invoices by applying the funds collected from the customer as payments against the Company’s line of credit.

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

Accounts Receivable and Due From Factor Without Recourse
	March 31,	December 31,
	2012	2011
Accounts receivable – non factored	$1,540,542	$519,010
Accounts receivable – factored with recourse	680,247	315,994
Less – Allowance for doubtful accounts	(37,000)	(37,000)
Net accounts receivable	$2,183,789	$798,004

Due from factor without recourse	$662,920	$2,462,973

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$4,368,520	$22,465	$4,390,985	$2,732,928	$26,521	$2,759,449
International	956,830	50	956,880	637,679	-	637,679
Total	$5,325,350	$22,515	$5,347,865	$3,370,607	$26,521	$3,397,128

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months ended March 31, 2012 and 2011 were $3,394,516 and $2,020,959, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three months ending March 31, 2012 and 2011 were $249,783 and $213,695, respectively. These costs were comprised of salaries and benefits of approximately $112,300 and $104,800; office expenses of approximately $13,300 and $11,700; travel and lodging of approximately $2,700 and $9,500; and warehouse operations of approximately $121,500 and $87,700, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three months ending March 31, 2012 and 2011 were approximately $11,300 or 0.2% and $18,400 or 0.5%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three months ending March 31, 2012 and 2011 were approximately $15,800 or 0.3% and $2,800 or 0.1%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three months ending March 31, 2012 and 2011 were approximately $30,200 or 0.6% and $5,900 or 0.2%, respectively. Adjustments to the product returns reserve for the three months ending March 31, 2012 and 2011 were approximately $25,000 or 0.5% and ($400) or (0.0%), respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/11	$62,000
Payments Recorded During the Period	(57,302)
4,698
Accrual for New Liabilities During the Reporting Period	82,302
Reserve Balance 3/31/12	$87,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2012 and 2011 were $110,933 and $80,067, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $2,508,000 or 47% of net sales for the quarter ended March 31, 2012.  Three customers accounted for approximately $1,635,000 or 48% of net sales for the three months ended March 31, 2011.  No other customers accounted for more than 10% of net sales during the periods.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign customers.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 74% and 73% of total purchases for the three months ended March 31, 2012 and 2011, respectively.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

Stock Based Compensation

The Company follows the provisions of FASB ASC 718, “Share-Based Payment.”  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment.  ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, such as the options issued under our stock incentive plans.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	Quarter
	Ended March 31,
	2012	2011
Options outstanding under the Company’s stock option plans	-	1,278,000
Common Stock Warrants	-	10,115,994

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

The components of the provision for income taxes for the three months ended March 31, 2012 and 2011 were $39,000 and $76,950, respectively.  The current quarter’s tax provision is comprised of $36,000 for the current year’s state provision and $3,000 for the current year’s federal provision.  The components of the provision for income taxes for the prior year quarter’s tax provision is comprised of $55,750 for the previous year’s state taxes, $6,200 for the previous year’s federal taxes and $15,000 for the prior year’s state provision.  Due to its history of net losses, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At March 31, 2012 and December 31, 2011, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of March 31, 2012 and December 31, 2011. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: None	$-	$-	$-	$-	$-	$-

Recently Issued Accounting Pronouncements

None.

3. Inventory

At March 31, 2012 and December 31, 2011 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $460,000 at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011

Finished goods	$3,900,716	$4,449,315

4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2012	December 31, 2011

Computer hardware and software	$510,529	$486,066
Vehicle	43,680	43,680
Furniture and equipment	165,547	162,871
Leasehold improvements	43,589	43,589

	763,345	736,206
Less accumulated depreciation	(453,405)	(416,672)
Property and equipment, net	$309,940	$319,534

Depreciation expense for the three months ended March 31, 2012 and twelve months ended December 31, 2011 was $36,733 and $125,330, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	March 31,	December 31,
	2012	2011

Trademarks	$140,957	$139,057
Patents	24,270	24,270
Less: Accumulated amortization	(33,966)	(31,915)
Trademarks and Patents, net	$131,261	$131,412

Trademarks and patents consist of definite-lived trademarks and patents of $105,603 and $103,703 and indefinite-lived trademarks and patents of $59,624 and $59,624 at March 31, 2012 and December 31, 2011, respectively. All trademark and patent costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $2,051 and $7,153 for the three months ended March 31, 2012 and twelve months ended December 31, 2011, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accounts payable	$354,941	$487,398
Accrued inventory	194,141	183,436
Accrued rebates and co-op	308,352	307,707
Accrued bonus	135,941	569,680
Customer deposits	805,696	515,794
Accrued returns reserve	87,000	62,000
Accrued expenses - other	392,116	434,489

Total accounts payable and accrued expenses	$2,278,187	$2,560,504

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

As of March 31, 2012, the total amount due to FCC was $443,853 offset by $662,920 due from factor, thereby creating a net due from factor of $219,067.  As of December 31, 2011, the total amount due to FCC was $1,661,220 offset by $2,462,973 due from factor, thereby creating a net due from factor of $801,753.

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

On February 7, 2012 the Company issued 60,000 shares of common stock upon the exercise of a warrant at an exercise price of $0.05.

On February 27, 2012 the Company issued 268,792 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On February 29, 2012 the Company issued 561,291 shares of common stock upon the exercise of various stock options at an average exercise price of $0.092.

On March 15, 2012 the Company issued 43,146 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On March 20, 2012 the Company issued 833,333 shares of common stock upon the exercise of various stock options at an exercise price of $0.09.

On March 22, 2012 the Company issued 36,687 shares of common stock upon the cashless exercise of a stock option at an exercise price of $0.11.

There were 76,354,001 shares of common stock of the Company outstanding at March 31, 2012.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2010	10,175,994	$0.93
Warrants expired	(10,072,848)	(0.93)
Warrants outstanding at December 31, 2011	103,146	0.11
Warrants exercised	(60,000)	0.05
Warrants outstanding at March 31, 2012	43,146	$0.19

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

Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). In June, 2009, the shareholders of the Company approved an increase in the number of shares of common stock reserved under the 2006 Plan to 11,000,000 shares.  In April, 2011, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 13,000,000 shares. Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

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

There were no stock options issued during the quarters ended March 31, 2012 and 2011.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,610,488	$0.095
Granted	3,203,033	$0.099
Exercised	(1,599,568)	$0.109
Cancelled/Expired	(797,417)	$0.093
Outstanding at December 31, 2011	10,416,536	$0.094
Granted	-	$-
Exercised	(1,743,248)	$0.091
Cancelled/Expired	(163,313)	$0.110
Outstanding at March 31, 2012	8,509,975	$0.094
Exercisable at March 31, 2012	4,808,200	$0.093

The following tables summarize information about stock options outstanding at March 31, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.11	8,509,975	7.08	$0.094	$1,239,481

The following tables summarize information about stock options exercisable at March 31, 2012:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.11	4,808,200	5.62	$0.093	$707,893

In accordance with ASC 718, the Company recorded $27,421 and $32,974 of compensation expense for employee stock options during the three months ended March 31, 2012 and 2011. These compensation expense charges were recorded in the following operating expense categories for 2012 and 2011, respectively; general and administrative - $5,202 and $9,891; sales and marketing - $14,464 and $16,270; research and development - $3,608 and $2,974; and purchasing, warehousing and distribution - $4,147 and $3,839. There was a total of $232,817 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2012. This cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the three months ended March 31, 2012 was $19,159.

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

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2008 through 2011. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2007 through 2011.  The Company’s 2011 tax returns are currently on extension.  In 2011 the suspension of the California NOL for the prior year caused the Company to recognize additional prior year tax liabilities.  The federal and state income tax provision in 2012 is primarily due to higher 2011 and higher projected 2012 profits, and the continuing California NOL utilization suspension.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the quarters ended March 31, 2012 and 2011 as follows:

	March 31, 2012	March 31, 2011
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	6.0%	(24.3%)
Change in valuation allowance	(25.2%)	(52.2%)
Total	14.8%	(42.5%)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more unlikely than not that the Company will realize all of the benefits of these deductible differences, and has chosen to provide a 100% valuation allowance against its deferred tax asset.

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at March 31, 2012 and 2011 consisted of the following:

	2012	2011
Deferred tax assets
Net operating loss carryforward	$3,463,805	$4,166,076
Stock option expense	1,196,570	1,141,960
Allowance for doubtful accounts	15,851	55,692
Allowance for product returns	37,271	33,415
Accrued compensation	103,444	80,631
Inventory reserve	197,064	97,461
Other	20,116	108
Valuation allowance	(4,647,947)	(5,193,064)
Total deferred tax assets	386,174	382,279
Total deferred tax liabilities	(386,174)	(382,279)
Net deferred tax assets/liabilities	$-	$-

As of March 31, 2012, the Company had unused federal and state contribution carryovers of $3,091 that expire in 2012 through 2016.

As of March 31, 2012, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $7,842,000 and $9,551,000, respectively, that expire between 2015 and 2024.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  Rent expense for this facility for the three months ended March 30, 2011 was $25,330.

The Company has various non-cancelable operating leases for office equipment expiring through September 1, 2014.  Equipment lease expense charged to operations under these leases for the three months ended March 31, 2012 was $3,040.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2012	104,520	8,982	113,502
2013	158,940	3,733	162,673
2014	163,212	2,383	165,595
2015	167,496	-	167,496
Thereafter	85,350	-	85,350

	$679,518	$15,098	$694,616

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

11. Related Party Transactions

Mr. Jarus, an Ironclad board member since May 2006 and currently Chairman of the Board, was appointed in September 2008, in a consulting capacity, as Executive Chairman of the Corporation with a compensation of $10,000 per month. In May 2009, Mr. Jarus also took on the role of Interim Chief Executive Officer. He performed in this capacity through December 31, 2009. On January 1, 2010, Mr. Jarus was employed by the Company in the role of Chief Executive Officer. On January 1, 2012 Mr. Jarus received an increase in his annual salary to $250,000.

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

 Subsequent to the end of the quarter, on April 5, 2012, Dr. Frank resigned from the Board of Directors.

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

In summary, the outcome of the Company’s challenge to the classification of some of its products for the purpose of determining the appropriate duty rate is still in question at this time.  We have received successful rulings lowering duties on specific styles of gloves, and we have modified the wrist closure on some of our gloves to conform with the current classification, where feasible.  The Company continues to challenge the higher classification for certain styles of gloves under protest and the protest denials have been summonsed to the Court of International Trade (“CIT”).  The first entries at the CIT have been approved for stipulation to the Justice Department and the Company has received reimbursement from the U.S. Customs Office of previously paid duties of $54,675 plus accrued interest of $11,855.

Should the Company prevail in later court actions, the Company could receive additional refunds for previously paid duties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2012 and 2011. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions.  On December 7, 2009 we entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis. This facility allows us to borrow the lesser of (a)$3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable currently accrues at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 6.5%. This agreement has an initial term of thirty-six (36) months.  This facility had an outstanding balance of $443,853 at March 31, 2012.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$4,368,520	$22,465	$4,390,985	$2,732,928	$26,521	$2,759,449
International	956,830	50	956,880	637,679	-	637,679
Total	$5,325,350	$22,515	$5,347,865	$3,370,607	$26,521	$3,397,128

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three months ended March 31, 2012, our inventory reserve was $460,000.  For the year ended December 31, 2011, our inventory reserve was $460,000. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $37,000 at March 31, 2012 and December 31, 2011.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/11	$62,000
Payments Recorded During the Period	(57,302)
4,698
Accrual for New Liabilities During the Reporting Period	82,302
Reserve Balance 3/31/12	$87,000

Stock Based Compensation

We follow the provisions of FASB ASC 718, “Share-Based Payment.”  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment.  ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, such as the options issued under our stock incentive plans.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Net Sales increased $1,950,737 or 57.4%, to $5,347,865 in the quarter ended March 31, 2012 from $3,397,128 for the corresponding period in 2011. Two customers accounted for 46.9% of net sales during the quarter ended March 31, 2012 and three customers accounted for 48.2% of net sales for the quarter ended March 31, 2011.  Net sales increased for the quarter due primarily to continuing increases in our industrial/safety, international, co-branded gloves and automotive segments.  In addition, almost all of our sales channels are showing increases over the prior year.  We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $577,180 to $1,953,349 for the quarter ended March 31, 2012 from $1,376,169 for the corresponding period in 2011. Gross profit, as a percentage of net sales, or gross margin, decreased to 36.5% in the first quarter of 2012 from 40.5% in the same quarter of 2011.   The decrease in gross profit of 4% for the first quarter ended March 31, 2012 versus 2011 was primarily due to increased international sales, higher factory direct shipments for the period, higher royalty expenses and increased raw material costs.

Operating Expenses increased by $192,205, or 12.5%, to $1,724,853 in the first quarter of 2012 from $1,532,648 in the first quarter of 2011. As a percentage of net sales, operating expenses decreased to 32.3% in the first quarter of 2012 from 45.1% in the same period of 2011.  The increased spending for the first three months of 2012 was slightly below our budgeted expectations.  This increased spending in the first three months of 2012 was primarily driven by increases in personnel costs of $149,000; professional fees and services of $8,000; outside third-party services of $37,000; and depreciation and amortization charges of $10,000.  These were offset by decreased stock option expenses of $5,000; travel & entertainment expenses of $5,000 and overall general operating expenses of $2,000.  We continue our efforts to identify, capitalize on and maintain cost saving measures and opportunities throughout the company.  Our number of employees was 27 at March 31, 2012 and 24 at March 31, 2011.

Income from Operations increased $384,975 or 246%, to $228,496 in the first quarter of 2012 from ($156,479) in the first quarter of 2011. Income from operations as a percentage of net sales increased to 4.3% in the first quarter of 2012 from (4.6%) in the first quarter of 2011.  The increase in income from operations in the three month period was primarily due to increased sales and our continuing control over operating costs.

Interest Expense decreased $15,544 to $9,077 in the first quarter of 2012 from $24,621 in the same period of 2011 due to reduced borrowings and lower interest rates under our bank factoring agreement.

Interest/Other Income was $66,567 in the first quarter of 2012 as compared with $13 in the first quarter of 2011.  This was comprised of refunds from the U.S. Customs Department for previously contested duties of $54,675 plus accrued interest of $11,855.

Net Income increased $505,023 to $246,986 in the first quarter of 2012 from ($258,037) in the first quarter of 2011.  These gains are the result of the combination of each of the factors discussed above, principally the increase in sales.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.  In the short term we monitor our credit issuances and cash collections to maximize cash flows and investigate opportunities to reduce our current inventories to convert these assets into cash.  Over the past several years, and continuing in the near and longer term we are focused on controlling our operating costs, managing margins and improving operating procedures to generate sustained profitability.

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

At March 31, 2012 and December 31, 2011 the Company had available, but unused credit under this facility of approximately $1,724,000 and $1,149,000, respectively.  This agreement has an initial term of thirty-six (36) months.

Off Balance Sheet Arrangements

At March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have funded our operations and capital expenditures with cash flow from operations, our cash on hand, the net proceeds of various private placements and the factoring agreement entered into on December 7, 2009.  As part of our planned growth, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 32% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of March  31, 2012, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

PART II:  OTHER INFORMATION

ITEM 6.EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

3.2
Amended and Restated Bylaws of Ironclad Performance Wear Corporation.  Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 000-51365) filed with the Securities and Exchange Commission on March 15, 2012.

10.2
Ironclad Performance Wear Annual Incentive Plan – 2012.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-51365) filed with the Securities and Exchange Commission on March 2, 2012. †*

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
† A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 11, 2012	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance