Form 10-Q
period 2012-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2012-08-13
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, the registrant had 76,354,001 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 (unaudited) AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,066,470	$1,060,125
Accounts receivable net of allowance for doubtful accounts of $44,000 and $37,000	2,473,159	798,004
Due from factor without recourse	199,857	2,462,973
Receivable due from factor	206,532	-
Inventory, net of reserve of $460,000	4,321,262	4,449,315
Deposits on inventory	981,989	467,063
Prepaid and other	311,444	265,652
Total current assets	9,560,713	9,503,132

PROPERTY AND EQUIPMENT
Computer equipment and software	529,121	486,066
Vehicles	43,680	43,680
Office equipment and furniture	176,763	162,871
Leasehold improvements	43,589	43,589
Less: accumulated depreciation	(491,337)	(416,672)
Total property and equipment, net	301,816	319,534

Trademarks and patents, net of accumulated amortization of $36,039 and $31,915	131,188	131,412
Deposits	11,354	11,354
Total other assets	142,542	142,766

Total Assets	$10,005,071	$9,965,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,783,733	$2,560,504
Line of credit	-	1,661,220
Total current liabilities	3,783,733	4,221,724

Total Liabilities	3,783,733	4,221,724

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 76,354,001 and 74,550,754 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	76,317	74,551
Additional paid-in capital	18,748,457	18,538,563
Accumulated deficit	(12,603,436)	(12,869,406)
Total Stockholders’ Equity	6,221,338	5,743,708
Total Liabilities and Stockholders’ Equity	$10,005,071	$9,965,432

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
REVENUES
Net sales	$4,546,595	$4,615,861	$9,894,460	$8,012,989

COST OF SALES
Cost of sales	2,761,916	2,845,579	6,156,432	4,866,538

GROSS PROFIT	1,784,679	1,770,282	3,738,028	3,146,451

OPERATING EXPENSES
General and administrative	734,905	588,673	1,356,913	1,182,261
Sales and marketing	601,739	635,202	1,286,310	1,247,425
Research and development	126,454	68,128	256,161	151,992
Purchasing, warehousing and distribution	254,755	177,147	504,538	390,842
Depreciation and amortization	40,005	34,190	78,789	63,468

Total operating expenses	1,757,858	1,503,340	3,482,711	3,035,988

INCOME FROM OPERATIONS	26,821	266,942	255,317	110,463

OTHER INCOME (EXPENSE)

Interest expense	(4,888)	(20,385)	(13,965)	(45,006)
Interest income	8,569	11	20,461	24
Other income (expense), net	27,481	-	82,156	-
Loss on disposition of equipment	-	(1,138)	-	(1,138)
Total other income (expense)	31,162	(21,512)	88,652	(46,120)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	57,983	245,430	343,969	64,343

PROVISION FOR INCOME TAXES	39,000	15,000	78,000	91,950

NET INCOME (LOSS)	$18,983	$230,430	$265,969	$(27,607)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$0.00	$0.00	$(0.00)
Diluted	$0.00	$0.00	$0.00	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	76,354,001	73,501,458	75,670,166	73,227,842
Diluted	84,907,124	73,561,458	84,223,287	73,287,842

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$265,969	$(27,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debts	7,000	-
Depreciation	74,665	60,158
Amortization	4,124	3,310
Non-cash compensation:
Common stock issued for services	518	62,164
Stock option expense	53,820	61,637
Disposal of property and equipment	-	1,138
Changes in operating assets and liabilities:
Accounts receivable	(1,682,156)	1,357,820
Due from factor without recourse	2,056,584	(24,266)
Inventory	128,054	(444,275)
Deposits on inventory	(514,926)	39,526
Prepaid and other	(45,791)	(205,416)
Accounts payable and accrued expenses	1,223,229	(14,772)
Net cash flows provided by operating activities	1,571,090	869,417

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(56,947)	(97,302)
Investment in trademarks	(3,900)	(7,841)
Net cash flows used in investing activities	(60,847)	(105,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	157,323	3,301
Proceeds from bank line of credit	17,126,864	8,598,921
Payments to bank line of credit	(18,788,085)	(9,422,883)
Net cash flows used by financing activities	(1,503,898)	(820,661)

NET INCREASE (DECREASE) IN CASH	6,345	(56,387)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,060,125	1,067,437
CASH AND CASH EQUIVALENTS END OF PERIOD	$1,066,470	$1,011,050

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$13,965	$45,006
Income taxes	$74,000	$91,950

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received six U.S. patents and three U.S. patents pending and one international patent and one international patent pending for design and technological innovations incorporated in its performance work gloves. The Company has 56 registered U.S. trademarks, 14 common law U.S. trademarks, 13 registered international trademarks and 7 copyright marks. The Company introduced its line of specialty work apparel in 2005. The apparel is engineered to keep the wearer dry and cool under extreme work conditions.

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

Accounts Receivable

The Company factors designated trade receivables pursuant to a factoring agreement with an unrelated Factor.  On December 7, 2009 the Company entered into a factoring agreement whereby it assigns certain of its trade receivables with recourse and other trade receivables without recourse.  The Company incurs a one-time servicing fee (discount) of 0.75% as a percentage of the face value of each invoice assigned to the Factor.  This servicing fee is recorded on the condensed consolidated statement of operations in the period of sale.  Servicing fees incurred for the periods ended June 30, 2012 and 2011 were $45,272 and $59,188, respectively.  The financing of accounts receivable without recourse is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sales of Financial Assets.”  The Factor, based on its internal credit policies, determines which customer trade receivables it will accept without recourse and assigns a credit limit for that customer.  The Company then assigns (sells) the face value of certain trade receivable invoices to the Factor, excludes them from accounts receivable, and records a current asset entitled “Due from factor without recourse” on the condensed consolidated balance sheet and they are reflected as cash provided by operating activities on the condensed consolidated statement of cash flows. Thereafter, the Company is entitled to borrow up to 70% of the value of such invoices through its line of credit with the Factor.  The Factor retains the remaining 30% of the outstanding factored accounts receivable as a reserve.  The Factor handles all collection activities and receives payment from the customer into its own bank lockbox account.  The Factor has no recourse to the Company for failure of debtors of these designated accounts receivable.  The Factor reimburses the Company for its purchased invoices by applying the funds collected from the customer as payments against the Company’s line of credit.

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

Accounts Receivable and Due From Factor With and Without Recourse

	June 30, 2012	December 31, 2011
Accounts receivable – non factored	$2,016,004	$519,010
Accounts receivable – factored with recourse	501,155	315,994
Less – Allowance for doubtful accounts	(44,000)	(37,000)
Net accounts receivable	$2,473,159	$798,004

Due from factor without recourse	$199,857	$2,462,973

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$8,140,476	$42,564	$8,183,040	$6,690,922	$54,512	$6,745,434
International	1,710,749	671	1,711,420	1,257,479	10,076	1,267,555
Total	$9,851,225	$43,235	$9,894,460	$7,948,401	$64,588	$8,012,989

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three and six months ended June 30, 2012 were $2,761,916 and $6,156,432, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and six months ending June 30, 2012 were $254,755 and $504,538, respectively. These costs were comprised of salaries and benefits of approximately $123,400 and $235,600; office expenses of approximately $21,700 and $35,000; travel and lodging of approximately $17,400 and $20,000; and warehouse operations of approximately $92,300 and $213,900, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and six months ending June 30, 2012 were approximately $13,000 or 0.3% and $24,300 or 0.4%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and six months ending June 30, 2012 were approximately $168,700 or 3.5% and $184,300 or 3.4%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and six months ending June 30, 2012 were approximately $9,000 or 0.2% and $39,200 or 0.7%, respectively. Adjustments to the product returns reserve for the three and six months ending June 30, 2012 were approximately ($50,000) or (1.0%) and ($25,000) or (0.5%), respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/11	$62,000
Payments Recorded During the Period	(57,302)
4,698
Accrual for New Liabilities During the Reporting Period	82,302
Reserve Balance 3/31/12	87,000
Payments Recorded During the Period	(190,711)
(103,711)
Accrual for New Liabilities During the Reporting Period	140,711
Reserve Balance 6/30/12	$37,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and six months ended June 30, 2012 were $85,644 and $196,577, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $1,721,000 or 38% of net sales for the quarter ended June 30, 2012.  Two customers accounted for approximately $4,230,000 or 43% of net sales for the six months ended June 30, 2012.  No other customers accounted for more than 10% of net sales during the periods.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign customers.

Supplier Concentrations

Three suppliers, two of whom are located overseas, accounted for approximately 72% of total purchases for the three months ended June 30, 2012.  Two suppliers, who are located overseas, accounted for approximately 69% of total purchases for the six months ended June 30, 2012.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Options outstanding under the Company’s stock option plans	-	9,182,974	-	9,182,974
Common Stock Warrants	-	43,146	-	43,146

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

The components of the provision for income taxes for the six months ended June 30, 2012 and 2011 were $78,000 and $91,950, respectively.  The current quarter’s tax provision is comprised of $72,000 for the current year’s state provision and $6,000 for the current year’s federal provision.  The components of the provision for income taxes for the prior year quarter’s tax provision is comprised of $55,750 for the previous year’s state taxes, $6,200 for the previous year’s federal taxes and $30,000 for the prior year’s state provision.  Due to its history of net losses, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At June 30, 2012 and December 31, 2011, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of June 30, 2012 and December 31, 2011. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: None	$-	$-	$-	$-	$-	$-

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Intangibles — Goodwill and Other" ("ASU No. 2012-02"). ASU No. 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative indefinite-lived intangible asset impairment test. Under this amendment an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU No. 2012-02 are effective for reporting periods beginning after September 15, 2012. Ironclad Performance Wear, Inc. does not believe the adoption of ASU No. 2012-02 will have a material impact on its consolidated financial statements.

3. Inventory

At June 30, 2012 and December 31, 2011 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $460,000 at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

Finished goods	$4,321,262	$4,449,315

4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011

Computer equipment and software	$529,121	$486,066
Vehicle	43,680	43,680
Office equipment and furniture	176,763	162,871
Leasehold improvements	43,589	43,589

	793,153	736,206
Less accumulated depreciation	(491,337)	(416,672)
Property and equipment, net	$301,816	$319,534

Depreciation expense for the six months ended June 30, 2012 and twelve months ended December 31, 2011 was $74,665 and $125,330, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	June 30, 2012	December 31, 2011

Trademarks	$142,958	$139,057
Patents	24,269	24,270
Less: Accumulated amortization	(36,039)	(31,915)
Trademarks and Patents, net	$131,188	$131,412

Trademarks and patents consist of definite-lived trademarks and patents of $107,603 and $103,703 and indefinite-lived trademarks and patents of $59,624 and $59,624 at June 30, 2012 and December 31, 2011, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense was $4,124 and $7,153 for the six months ended June 30, 2012 and twelve months ended December 31, 2011, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accounts payable	$377,995	$487,398
Accrued inventory	1,035,740	183,436
Accrued rebates and co-op	302,618	307,707
Accrued bonus	275,816	569,680
Customer deposits	1,357,481	515,794
Accrued returns reserve	37,000	62,000
Accrued expenses - other	397,083	434,489

Total accounts payable and accrued expenses	$3,783,733	$2,560,504

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

As of June 30, 2012, the total amount due to FCC was $-0- offset by $199,857 due from factor, plus a collections reserve balance of $206,532, thereby creating a total due from factor of $406,389.  As of December 31, 2011, the total amount due to FCC was $1,661,220 offset by $2,462,973 due from factor, thereby creating a net due from factor of $801,753.

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

There were 76,354,001 shares of common stock of the Company outstanding at June 30, 2012.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2011	103,146	0.11
Warrants exercised	(60,000)	0.05
Warrants outstanding at March 31, 2012	43,146	0.19
Warrants exercised	-
Warrants outstanding at June 30, 2012	43,146	$0.19

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

There were no stock options issued during the six months ended June 30, 2012 and 2011.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,610,488	$0.095
Granted	3,203,033	$0.099
Exercised	(1,599,568)	$0.109
Cancelled/Expired	(797,417)	$0.093
Outstanding at December 31, 2011	10,416,536	$0.094
Granted	-	$-
Exercised	(1,743,248)	$0.091
Cancelled/Expired	(163,313)	$0.110
Outstanding at June 30, 2012	8,509,975	$0.094
Exercisable at June 30, 2012	5,207,243	$0.093

The following tables summarize information about stock options outstanding at June 30, 2012:

Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09	-	$0.11	8,509,975	6.83	$0.094	$1,340,750

The following tables summarize information about stock options exercisable at June 30, 2012:

Range of Exercise Price			Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09	-	$0.11	5,207,243	5.61	$0.093	$827,249

In accordance with ASC 718, the Company recorded $53,820 and $61,637 of compensation expense for employee stock options during the six months ended June 30, 2012 and 2011. These compensation expense charges were recorded in the following operating expense categories for 2012 and 2011, respectively; general and administrative - $10,404 and $19,891; sales and marketing - $27,906 and $28,045; research and development - $7,216 and $5,981; and purchasing, warehousing and distribution - $8,294 and $7,720. There was a total of $206,418 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at June 30, 2012. This cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the six months ended June 30, 2012 was $51,010.

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

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended June 30, 2012 and 2011 as follows:

	June 30, 2012	June 30, 2011
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	6.2%	(98.3%)
Change in valuation allowance	(22.4%)	(10.6%)
Total	17.8%	(74.9%)

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at June 30, 2012 and 2011 consisted of the following:

	2012	2011
Deferred tax assets
Net operating loss carryforward	$3,403,796	$4,043,558
Stock option expense	1,207,879	1,154,239
Allowance for doubtful accounts	18,850	47,124
Allowance for product returns	15,851	22,277
Accrued compensation	165,936	111,054
Inventory reserve	197,064	104,958
Other	23,803	457
Valuation allowance	(4,643,109)	(5,105,310)
Total deferred tax assets	390,070	378,357
Total deferred tax liabilities	(390,070)	(378,357)
Net deferred tax assets/liabilities	$-	$-

As of June 30, 2012, the Company had unused federal and state contribution carryovers of $3,458 that expire in 2012 through 2017.

As of June 30, 2012, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $7,665,000 and $9,354,000, respectively, that expire between 2015 and 2024.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  Rent expense for this facility for the six months ended June 30, 2012 was $47,367.

The Company has various non-cancelable operating leases for office equipment expiring through September 1, 2014.  Equipment lease expense charged to operations under these leases for the six months ended June 30, 2012 was $6,094.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2012	77,670	5,988	83,658
2013	158,592	3,733	162,325
2014	162,864	2,383	165,247
2015	167,148	-	167,148
Thereafter	85,176	-	85,176

	$651,450	$12,104	$663,554

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

 On April 5, 2012, Dr. Frank resigned from the Board of Directors.

12. Gain/Loss Contingency

Early in 2008 the Company became aware that competitors had been importing gloves similar to many of its products under a temporary tariff provision at a lower duty rate.  This lower duty rate of 2.8% was significantly less than the 10.4% rate the Company had been paying.  The Company filed retroactive, formal protests with U.S. Customs and Border Protection (CBP) for refund of duties for previous entries.

In July, 2008, the Company received a written denial on its formal protest from CBP. The Company continued to contest this denial through the courts.

In summary, the outcome of the Company’s challenge to the classification of some of its products for the purpose of determining the appropriate duty rate has essentially been resolved.  We have received successful rulings lowering duties on specific styles of gloves, and we have modified the wrist closure on some of our gloves to conform with the current classification, where feasible.  The Company continued to challenge the higher classification for certain styles of gloves under protest and the protest denials have been summonsed to the Court of International Trade (“CIT”).  The first entries at the CIT have been approved for stipulation to the Justice Department and the Company has received reimbursement from the U.S. Customs Office of previously paid duties of $99,366 plus accrued interest of $18,132.

Should the Company prevail in later court actions, the Company could receive additional refunds for previously paid duties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2012 and 2011. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions.  On December 7, 2009 we entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis. This facility allows us to borrow the lesser of (a)$3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable currently accrues at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 6.5%. This agreement has an initial term of thirty-six (36) months.  This facility had an outstanding balance of $-0- at June 30, 2012.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$8,140,476	$42,564	$8,183,040	$6,690,922	$54,512	$6,745,434
International	1,710,749	671	1,711,420	1,257,479	10,076	1,267,555
Total	$9,851,225	$43,235	$9,894,460	$7,948,401	$64,588	$8,012,989

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three and six months ended June 30, 2012, our inventory reserve was $460,000.  For the three and six months ended June 30, 2011, our inventory reserve was $245,000 and $227,500, respectively.  All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $44,000 at June 30, 2012 and $37,000 at December 31, 2011.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/11	$62,000
Payments Recorded During the Period	(57,302)
4,698
Accrual for New Liabilities During the Reporting Period	82,302
Reserve Balance 3/31/12	87,000
Payments Recorded During the Period	(190,711)
(103,711)
Accrual for New Liabilities During the Reporting Period	140,711
Reserve Balance 6/30/12	$37,000

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Net Sales decreased $69,266 or 1.5%, to $4,546,595 in the quarter ended June 30, 2012 from $4,615,861 for the corresponding period in 2011. Two customers accounted for 37.9% of net sales during the quarter ended June 30, 2012 and two customers accounted for 49.0% of net sales during the quarter ended June 30, 2011.  Net sales increased $1,881,471 or 23.5%, to $9,894,460 in the six months ended June 30, 2011 from $8,012,989 for the corresponding period in 2011. Two customers accounted for 42.7% of net sales during the six months ended June 30, 2012 and three customers accounted for 50.0% of net sales for the six months ended June 30, 2011.  Net sales decreased slightly for the quarter due primarily to a timing shift in our industrial/safety and co-branded gloves segments, offset by increases in our automotive and other retail segments.  We are maintaining the focus of our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $14,397 to $1,784,679 for the quarter ended June 30, 2012 from $1,770,282 for the corresponding period in 2011. Gross profit, as a percentage of net sales, or gross margin, increased to 39.3% in the second quarter of 2012 from 38.4% in the same quarter of 2011.  Gross profit increased $591,577 to $3,738,028 for the six months ended June 30, 2012 from $3,146,451 for the corresponding period in 2011.  Gross profit, as a percentage of net sales, or gross margin, decreased to 37.8% in the first six months of 2012 from 39.3% in the same period of 2011.  The increase in gross profit of 0.9% for the second quarter was primarily due to a decrease in lower margin sales.  The decrease in gross profit of 1.5% for the six month ended June 30, 2012 was primarily due to higher factory direct shipments for the period, higher royalty expenses and increased raw material costs.

Operating Expenses increased by $254,518, or 16.9%, to $1,757,858 in the second quarter of 2012 from $1,503,340 in the second quarter of 2011.  As a percentage of net sales, operating expenses increased to 38.7% in the second quarter of 2012 from 32.6% in the same period of 2011.  The increased spending for the second quarter of 2012 was slightly below our budgeted expectations.  Operating Expenses increased by $446,723, or 14.7%, to $3,482,711 for the six months ended June 30, 2012 from $3,035,988 in the corresponding period of 2011.  As a percentage of net sales, operating expenses decreased to 35.2% for the six months ended June 30, 2012 from 37.9% in the same period of 2011. This increased spending in the first six months of 2012 was primarily driven by increases in personnel costs of $295,000; professional and legal fees of $112,000; outside third-party services of $44,000; travel & entertainment expenses of $16,000; depreciation and amortization charges of $15,000;  and overall general operating expenses of $45,000.  These were offset by decreased rent expense of $45,000; and decreased bank fees of $35,000.  We continue our efforts to identify, capitalize on and maintain cost saving measures and opportunities throughout the company.  Our number of employees was 29 at June 30, 2012 and 25 at June 30, 2011.

Income from Operations decreased $240,121 or 90%, to $26,821 in the second quarter of 2012 from $266,942 in the second quarter of 2011. Income from operations as a percentage of net sales decreased to 0.6% in the second quarter of 2012 from 5.8% in the second quarter of 2011.  The decrease in income from operations in the three month period was primarily due to increased operating expenses in the period.  Income from Operations increased $144,854 or 131%, to $255,317 for the six months ended June 30, 2012 from $110,463 in the corresponding period of 2011. Income from operations as a percentage of net sales increased to 2.6% for the six months ended June 30, 2012 from 1.4% in the prior year period.   The increase in income from operations in the six month period was primarily due to increased overall sales and margins.

Interest Expense decreased $15,497 to $4,888 in the second quarter of 2012 from $20,385 in the same period of 2011.   Interest Expense decreased $31,041 to $13,965 in the first six months of 2012 from $45,006 in the same period of 2011.  These decreases are due to reduced borrowings and lower interest rates under our bank factoring agreement.

Interest/Other Income was $36,050 in the second quarter of 2012 as compared with $11 in the second quarter of 2011.  This was comprised of refunds from the U.S. Customs Department for previously contested duties of $44,744 plus accrued interest of $6,277, offset by other additional duty assessments of $17,263; plus bank interest of $2,292.  Interest/Other Income was $102,617 for the first six months of 2012 as compared with $24 in the same period of 2011.  This was comprised of refunds from the U.S. Customs Department for previously contested duties of $99,366 plus accrued interest of $18,132, offset by other additional duty assessments of $17,263, plus bank interest of $2,382.

Net Income decreased $211,447 to $18,983 in the second quarter of 2012 from $230,430 in the second quarter of 2011.  This decrease was the result of higher operating expenses in the current quarter with flat sales volume.  Net Income increased $293,576 to $265,969 in the first six months of 2012 from a loss of $27,607 for the first six months of 2011. These gains are the result of the combination of each of the factors discussed above, principally the increase in sales.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to exhibit moderate and uneven growth, which affects some of our channels, we are experiencing some growth in certain channels, industrial and safety, international and automotive, which helps offset declines in other areas.

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

On December 7, 2009 we entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows us to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement.  The interest rate is based on the level of the Company’s rolling twelve month EBITDA/ASC718 balance.  In 2011 the Company achieved a 1.5% rate savings in Q1 and Q2, and a 2% rate savings in Q3 and Q4.  The 2% rate savings is the best rate available under our agreement and continues in 2012. Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 6.5%.  Our factoring agreement with FCC does not contain any financial covenants.  The credit facility contains a number of other affirmative and negative covenants customarily found in factoring agreements for similar transactions, including, but not limited to, restrictions on the following transactions: the merger or sale of assets, creation of new debt or liens, distribution of dividends or equity interest, ERISA liabilities, transactions with affiliates, extending credit, advances, or loans to any person, and capital expenditures exceeding $100,000 within any fiscal year.  On December 1, 2011, this agreement was amended to increase the Company’s limit on permissible capital equipment expenditures from $100,000 to $250,000 per year, effective for 2011 and 2012.

At June 30, 2012 and December 31, 2011 the Company had available, but unused credit under this facility of approximately $1,809,000 and $1,149,000, respectively.  This agreement has an initial term of thirty-six (36) months.

Off Balance Sheet Arrangements

At June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our business plan also depends in part on our ability to expand into international markets.  We have begun the distribution of our products in Australia, Canada, Japan and Europe and we are in the process of establishing additional distribution in Europe and other international markets.  Failure to expand international sales through these and other markets could limit our growth capability and leave us vulnerable solely to United States market conditions.

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

Our glove products are manufactured by 7 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products are manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 13% of our fiscal 2011 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

Although prices for our shares of common stock are quoted on the OTCBB (under the symbol ICPW), there is a limited public trading market for our common stock, and no assurance can be given that a public trading market will be sustained.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 33% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of June 30, 2012, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

PART II:  OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

On or around April 26, 2012, certain of our stockholders filed a lawsuit in the California Superior Court, together with an ex parte application for a temporary restraining order attempting to immediately restrain us from conducting the election of directors on May 23, 2012, unless we included certain nominees proposed by these stockholders on the ballot for election.  In connection with the application these stockholders requested that the Court set a hearing for a preliminary injunction on the same issue prior to the election that was held on May 23, 2012.  We were successful in opposing the ex parte application and the Court denied the relief requested to set a hearing for the preliminary injunction. On or around May 10, 2012, the same stockholders filed another ex parte application in connection with the same action, seeking substantially similar relief.  We were again successful in opposing the application.

We held our annual meeting as planned on May 23, 2012.  The slate nominated by our board of directors was successfully nominated and elected. We  did not nominate the director slate proposed by the abovementioned stockholders.

On May 29, 2012, we filed an action in the US District Court for the Central District of California against certain of those stockholders who filed the action against us in the state Court action mentioned above, alleging, among other matters, violations of the U.S. securities laws and seeking declaratory relief relating to the interpretation of our bylaws.  We have sought monetary damages and injunctive relief asking the court to order the defendants to cease violating the securities laws.

We have been actively seeking to try to settle both lawsuits.  In connection therewith, we have entered into a “Standstill” and “Tolling” agreement, which has been extended through August 17, 2012, with the relevant stockholders which will  allow the parties to continue settlement discussions of both actions.  We are committed to finding a resolution to this matter that is in the best interest of the company.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 13, 2012	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance