Form 10-Q
period 2012-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2012-11-08
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of November 6, 2012, the registrant had 76,397,149 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011(unaudited)

	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,116,879	$1,060,125
Accounts receivable net of allowance for doubtful accounts of $44,000 and $37,000	2,526,253	798,004
Due from factor without recourse	876,777	2,462,973
Inventory, net of reserve of $430,000 and $460,000	5,430,946	4,449,315
Deposits on inventory	1,363,624	467,063
Prepaid and other	443,098	265,652
Total current assets	11,757,577	9,503,132

PROPERTY AND EQUIPMENT
Computer equipment and software	536,784	486,066
Vehicles	43,680	43,680
Office equipment and furniture	187,893	162,871
Leasehold improvements	43,589	43,589
Less: accumulated depreciation	(528,258)	(416,672)
Total property and equipment, net	283,688	319,534

Trademarks and patents, net of accumulated amortization of $38,166 and $31,915	132,501	131,412
Deposits	11,354	11,354
Total other assets	143,855	142,766

Total Assets	$12,185,120	$9,965,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,142,838	$2,560,504
Line of credit	1,481,104	1,661,220
Total current liabilities	5,623,942	4,221,724

Total Liabilities	5,623,942	4,221,724

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 76,397,149 and 74,550,754 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	76,397	74,551
Additional paid-in capital	18,832,174	18,538,563
Accumulated deficit	(12,347,393)	(12,869,406)
Total Stockholders’ Equity	6,561,178	5,743,708
Total Liabilities and Stockholders’ Equity	$12,185,120	$9,965,432

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
REVENUES
Net sales	$5,546,484	$5,705,619	$15,440,944	$13,718,607

COST OF SALES
Cost of sales	3,326,592	3,549,753	9,483,024	8,416,290

GROSS PROFIT	2,219,892	2,155,866	5,957,920	5,302,317

OPERATING EXPENSES
General and administrative	807,899	588,555	2,164,812	1,770,816
Sales and marketing	632,108	614,677	1,918,417	1,862,102
Research and development	126,656	96,963	382,817	248,955
Purchasing, warehousing and distribution	300,049	228,008	804,587	618,850
Depreciation and amortization	39,047	35,350	117,836	98,818

Total operating expenses	1,905,759	1,563,553	5,388,469	4,599,541

INCOME FROM OPERATIONS	314,133	592,313	569,451	702,776

OTHER INCOME (EXPENSE)

Interest expense	(13,746)	(17,110)	(27,711)	(62,116)
Interest income	925	15	21,386	39
Other income (expense), net	(6,268)	700	75,887	700
Loss on disposition of equipment	-	-	-	(1,138)
Total other income (expense)	(19,089)	(16,395)	69,562	(62,515)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	295,044	575,918	639,013	640,261

PROVISION FOR INCOME TAXES	39,000	32,000	117,000	123,950

NET INCOME	$256,044	$543,918	$522,013	$516,311

NET INCOME PER COMMON SHARE
Basic	$0.00	$0.01	$0.01	$0.01
Diluted	$0.00	$0.01	$0.01	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	76,361,506	73,505,890	75,902,295	73,321,543
Diluted	86,173,107	84,183,290	85,713,896	83,998,941

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$522,013	$516,311
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for bad debts	7,000	(20,000)
Depreciation	111,586	93,656
Amortization	6,250	5,162
Inventory reserve	(30,000)	-
Non-cash compensation:
Common stock issued for services	555	62,164
Stock option expense	133,697	99,564
Disposal of property and equipment	-	180
Changes in operating assets and liabilities:
Accounts receivable	(1,735,250)	(555,085)
Due from factor without recourse	1,586,197	543,702
Inventory	(951,632)	(1,610,011)
Deposits on inventory	(896,561)	372,825
Prepaid and other	(177,445)	(217,342)
Accounts payable and accrued expenses	1,582,334	336,227
Net cash flows provided (used) by operating activities	158,744	(372,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(75,741)	(140,931)
Investment in trademarks	(7,339)	(22,108)
Net cash flows used in investing activities	(83,080)	(163,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	161,206	3,301
Proceeds from bank line of credit	24,482,726	13,924,133
Payments to bank line of credit	(24,662,842)	(13,605,878)
Net cash flows provided (used) by financing activities	(18,910)	321,556

NET INCREASE (DECREASE) IN CASH	56,354	(214,130)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,060,125	1,067,437
CASH AND CASH EQUIVALENTS END OF PERIOD	$1,116,879	$853,307

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$27,711	$62,116
Income taxes paid in cash	$77,000	$-

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received six U.S. patents and three U.S. patents pending and one international patent and one international patent pending for design and technological innovations incorporated in its performance work gloves. The Company has 58 registered U.S. trademarks, 14 common law U.S. trademarks, 22 registered international trademarks and 7 copyright marks.

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

Accounts Receivable

The Company factors designated trade receivables pursuant to a factoring agreement with an unrelated Factor.  On December 7, 2009 the Company entered into a factoring agreement whereby it assigns certain of its trade receivables with recourse and other trade receivables without recourse.  The Company incurs a one-time servicing fee (discount) of 0.75% as a percentage of the face value of each invoice assigned to the Factor.  This servicing fee is recorded on the condensed consolidated statement of operations in the period of sale.  Servicing fees incurred for the periods ended September 30, 2012 and 2011 were $86,363 and $86,379, respectively.  The financing of accounts receivable without recourse is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sales of Financial Assets.”  The Factor, based on its internal credit policies, determines which customer trade receivables it will accept without recourse and assigns a credit limit for that customer.  The Company then assigns (sells) the face value of certain trade receivable invoices to the Factor, excludes them from accounts receivable, and records a current asset entitled “Due from factor without recourse” on the condensed consolidated balance sheet and they are reflected as cash provided by operating activities on the condensed consolidated statement of cash flows. Thereafter, the Company is entitled to borrow up to 70% of the value of such invoices through its line of credit with the Factor.  The Factor retains the remaining 30% of the outstanding factored accounts receivable as a reserve.  The Factor handles all collection activities and receives payment from the customer into its own bank lockbox account.  The Factor has no recourse to the Company for failure of debtors of these designated accounts receivable.  The Factor reimburses the Company for its purchased invoices by applying the funds collected from the customer as payments against the Company’s line of credit.

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

Accounts Receivable and Due From Factor With and Without Recourse
	September 30, 2012	December 31, 2011
Accounts receivable – non factored	$1,949,609	$519,010
Accounts receivable – factored with recourse	620,644	315,994
Less – Allowance for doubtful accounts	(44,000)	(37,000)
Net accounts receivable	$2,526,253	$798,004

Due from factor without recourse	$876,777	$2,462,973

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$12,556,333	$92,082	$12,648,415	$12,020,597	$82,889	$12,103,486
International	2,791,858	671	2,792,529	1,594,969	20,152	1,615,121
Total	$15,348,191	$92,753	$15,440,944	$13,615,566	$103,041	$13,718,607

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three and nine months ended September 30, 2012 were $3,326,592 and $9,483,024, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and nine months ending September 30, 2012 were $300,049 and $804,587, respectively. These costs were comprised of salaries and benefits of approximately $133,500 and $369,100; office expenses of approximately $14,500 and $49,400; travel and lodging of approximately $7,200 and $27,200; and warehouse operations of approximately $144,900 and $358,800, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and nine months ending September 30, 2012 were approximately $19,800 or 0.4% and $44,100 or 0.3%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and nine months ending September 30, 2012 were approximately $28,800 or 0.5% and $213,300 or 1.3%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and nine months ending September 30, 2012 were approximately $400 or 0.1% and $39,500 or 0.2%, respectively. Adjustments to the product returns reserve for the three and nine months ending September 30, 2012 were approximately $23,000 or 0.4% and ($2,000) or (0.0%), respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/11	$62,000
Payments Recorded During the Period	(57,302)
4,698
Accrual for New Liabilities During the Reporting Period	82,302
Reserve Balance 3/31/12	87,000
Payments Recorded During the Period	(190,711)
(103,711)
Accrual for New Liabilities During the Reporting Period	140,711
Reserve Balance 6/30/12	37,000
Payments Recorded During the Period	(48,945)
(11,945)
Accrual for New Liabilities During the Reporting Period	71,945
Reserve Balance 9/30/12	$60,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and nine months ended September 30, 2012 were $96,865 and $293,442, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $2,841,000 or 51% of net sales for the quarter ended September 30, 2012.  Two customers accounted for approximately $7,070,000 or 46% of net sales for the nine months ended September 30, 2012.  No other customers accounted for more than 10% of net sales during the periods.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign customers.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 82% of total purchases for the three months ended September 30, 2012.  Two suppliers, who are located overseas, accounted for approximately 75% of total purchases for the nine months ended September 30, 2012.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Options outstanding under the Company’s stock option plans	-	844,000	-	844,000
Common Stock Warrants	-	43,146	-	43,146

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

The components of the provision for income taxes for the nine months ended September 30, 2012 and 2011 were $117,000 and $123,950, respectively.  The current quarter’s tax provision is comprised of $36,000 for the current year’s state provision and $3,000 for the current year’s federal provision.  The provision for income taxes for the prior year quarter’s tax provision is comprised of $32,000 for the previous year’s state taxes.  Due to its history of net losses, the Company has provided a valuation allowance in full on its net deferred tax assets in accordance with FASB ASC 740 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At September 30, 2012 and December 31, 2011, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of September 30, 2012 and December 31, 2011. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: None	$-	$-	$-	$-	$-	$-

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles — Goodwill and Other” (“ASU No. 2012-02”). ASU No. 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative indefinite-lived intangible asset impairment test. Under this amendment an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU No. 2012-02 are effective for reporting periods beginning after September 15, 2012. Ironclad Performance Wear, Inc. does not believe the adoption of ASU No. 2012-02 has had any material impact on its consolidated financial statements.

3. Inventory

At September 30, 2012 and December 31, 2011 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $430,000 and $460,000 at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

Finished goods	$5,430,946	$4,449,315

4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011

Computer equipment and software	$536,784	$486,066
Vehicle	43,680	43,680
Office equipment and furniture	187,893	162,871
Leasehold improvements	43,589	43,589

	811,946	736,206
Less accumulated depreciation	(528,258)	(416,672)
Property and equipment, net	$283,688	$319,534

Depreciation expense for the nine months ended September 30, 2012 and twelve months ended December 31, 2011 was $111,586 and $125,330, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	September 30, 2012	December 31, 2011

Trademarks	$145,832	$139,057
Patents	24,835	24,270
Less: Accumulated amortization	(38,166)	(31,915)
Trademarks and Patents, net	$132,501	$131,412

Trademarks and patents consist of definite-lived trademarks and patents of $111,043 and $103,703 and indefinite-lived trademarks and patents of $59,624 and $59,624 at September 30, 2012 and December 31, 2011, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense was $6,250 and $7,153 for the nine months ended September 30, 2012 and twelve months ended December 31, 2011, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accounts payable	$375,101	$487,398
Accrued inventory	1,068,828	183,436
Accrued rebates and co-op	364,832	307,707
Accrued bonus	406,981	569,680
Customer deposits	1,417,342	515,794
Accrued returns reserve	60,000	62,000
Accrued expenses - other	449,754	434,489

Total accounts payable and accrued expenses	$4,142,838	$2,560,504

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

As of September 30, 2012, the total amount due to FCC was $1,481,104 offset by $876,777 due from factor, thereby creating a total due to factor of $604,327.  As of December 31, 2011, the total amount due to FCC was $1,661,220 offset by $2,462,973 due from factor, thereby creating a net due from factor of $801,753.

This agreement has an initial term of thirty-six (36) months, which expires in December 2012.  The Company has been in discussions with FCC and several other banks over the last six months negotiating a replacement line of credit for this expiring facility.  We have received proposals from each of these banks and have accepted one that will improve the Company’s access to, and cost of, working capital.  We expect to have this new facility in place prior to the expiration of our existing facility.

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

On December 7, 2011 the Company issued 682,000 shares of common stock upon the exercise of stock options at exercise prices between $0.09 and $0.15.

On February 7, 2012 the Company issued 60,000 shares of common stock upon the exercise of a warrant at an exercise price of $0.05.

On February 27, 2012 the Company issued 268,792 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On February 29, 2012 the Company issued 561,291 shares of common stock upon the exercise of various stock options at exercise prices between $0.09 and $0.095.

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

On September 15, 2012 the Company issued 43,146 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

There were 76,397,149 shares of common stock of the Company outstanding at September 30, 2012.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2011	103,146	0.11
Warrants exercised	(60,000)	0.05
Warrants outstanding at March 31, 2012	43,146	0.19
Warrants exercised	-
Warrants outstanding at June 30, 2012	43,146	$0.19
Warrants exercised	-
Warrants outstanding at September 30, 2012	43,146	0.19

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

For stock options issued during the quarters ended September 30, 2012 and 2011, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	September 30, 2012			September 30, 2011
Risk free interest rate	0.58%	to	0.94%	1.62%
Dividends		-		-
Volatility factor		76.1%		90.7%
Expected life (years)	5.5	to	6.25	6.25

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,610,488	$0.095
Granted	3,203,033	$0.099
Exercised	(1,599,568)	$0.109
Cancelled/Expired	(797,417)	$0.093
Outstanding at December 31, 2011	10,416,536	$0.094
Outstanding at March 31, 2012	10,416,536	$0.094
Granted	-	$-
Exercised	(1,743,248)	$0.091
Cancelled/Expired	(163,313)	$0.110
Outstanding at June 30, 2012	8,509,975	$0.094
Granted	1,301,625	$0.240
Exercised	(43,146)	$0.090
Cancelled/Expired	-	-
Outstanding at September 30, 2012	9,768,454	$0.114
Exercisable at September 30, 2012	6,156,215	$0.101

The following tables summarize information about stock options outstanding at September 30, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 -$0.24	9,768,454	7.04	$0.114	$1,428,379

The following tables summarize information about stock options exercisable at September 30, 2012:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 -$0.11	6,156,215	5.97	$0.101	$981,591

In accordance with ASC 718, the Company recorded $133,734 and $99,564 of compensation expense for employee stock options during the nine months ended September 30, 2012 and 2011. These compensation expense charges were recorded in the following operating expense categories for 2012 and 2011, respectively; general and administrative - $62,639 and $30,955; sales and marketing - $43,068 and $45,563; research and development - $13,787 and $10,185; and purchasing, warehousing and distribution - $14,240 and $12,861. There was a total of $328,223 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at September 30, 2012. This cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the nine months ended September 30, 2012 was $149,679.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2009 through 2011. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2008 through 2011.  The Company’s 2011 tax returns were filed, under extension, on September 7, 2012.  In 2011 the suspension of the California NOL for the prior year caused the Company to recognize additional prior year tax liabilities.  The federal and state income tax provision in 2012 is primarily due to higher 2011 and higher projected 2012 profits, and the continuing California NOL utilization suspension.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2012 and 2011 as follows:

	September 30, 2012	September 30, 2011
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	5.8%	12.4%
Change in valuation allowance	(22.6%)	(23.9%)
Total	17.2%	22.5%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more unlikely than not that the Company will realize all of the benefits of these deductible differences, and has chosen to provide a 100% valuation allowance against its deferred tax asset.

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at September 30, 2012 and 2011 consisted of the following:

	2012	2011
Deferred tax assets
Net operating loss carryforward	$3,248,185	$3,813,862
Stock option expense	1,242,114	1,170,487
Allowance for doubtful accounts	18,850	47,124
Allowance for product returns	25,704	31,702
Accrued compensation	219,240	165,882
Inventory reserve	184,212	109,242
Other	33,543	637
Valuation allowance	(4,575,806)	(4,954,618)
Total deferred tax assets	396,042	384,318
Total deferred tax liabilities	(396,042)	(384,318)
Net deferred tax assets/liabilities	$-	$-

As of September 30, 2012, the Company had unused federal and state contribution carryovers of $4,828 that expire in 2012 through 2017.

As of September 30, 2012, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $7,208,000 and $9,351,000, respectively, that expire between 2015 and 2024.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  Rent expense for this facility for the nine months ended September 30, 2012 was $86,203.

The Company has various non-cancelable operating leases for office equipment expiring through September 1, 2014.  Equipment lease expense charged to operations under these leases for the nine months ended September 30, 2012 was $9,145.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2012	38,835	2,994	41,829
2013	158,592	3,733	162,325
2014	162,864	2,383	165,247
2015	167,148	-	167,148
Thereafter	85,176	-	85,176

	$612,615	$9,110	$621,725

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

In summary, the outcome of the Company’s challenge to the classification of some of its products for the purpose of determining the appropriate duty rate has been resolved.  We have received successful rulings lowering duties on specific styles of gloves, and we have modified the wrist closure on some of our gloves to conform with the current classification, where feasible.  The Company continued to challenge the higher classification for certain styles of gloves under protest and the protest denials have been summonsed to the Court of International Trade (“CIT”).  These entries at the CIT have been approved for stipulation to the Justice Department and the Company has received reimbursement from the U.S. Customs Office in 2012 of previously paid duties of $107,417 plus accrued interest of $19,001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2012 and 2011. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2011 we entered the Canadian and European markets through distributors and international sales represented approximately 7% - 13% of total sales. We plan to continue to pursue sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2013.

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions.  On December 7, 2009 we entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assign certain of our accounts receivables without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determines which accounts receivable it will accept on a no recourse basis. This facility allows us to borrow the lesser of (a)$3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable currently accrues at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 6.5%. This agreement has an initial term of thirty-six (36) months.  This facility had an outstanding balance of $1,481,104 at September 30, 2012.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$12,556,333	$92,082	$12,648,415	$12,020,597	$82,889	$12,103,486
International	2,791,858	671	2,792,529	1,594,969	20,152	1,615,121
Total	$15,348,191	$92,753	$15,440,944	$13,615,566	$103,041	$13,718,607

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the nine months ended September 30, 2012, our inventory reserve was $430,000.  For the nine months ended September 30, 2011, our inventory reserve was $255,000.  All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $44,000 at September 30, 2012 and $37,000 at December 31, 2011.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/11	$62,000
Payments Recorded During the Period	(57,302)
4,698
Accrual for New Liabilities During the Reporting Period	82,302
Reserve Balance 3/31/12	87,000
Payments Recorded During the Period	(190,711)
(103,711)
Accrual for New Liabilities During the Reporting Period	140,711
Reserve Balance 6/30/12	37,000
Payments Recorded During the Period	(48,945)
(11,945)
Accrual for New Liabilities During the Reporting Period	71,945
Reserve Balance 9/30/12	$60,000

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Net Sales decreased $159,135 or 2.8%, to $5,546,484 in the quarter ended September 30, 2012 from $5,705,619 for the corresponding period in 2011. Two customers accounted for 51.2% of net sales during the quarter ended September 30, 2012 and one customer accounted for 35.9% of net sales during the quarter ended September 30, 2011.  Net sales increased $1,722,337 or 12.6%, to $15,440,944 in the nine months ended September 30, 2012 from $13,718,607 for the corresponding period in 2011. Two customers accounted for 45.8% of net sales during the nine months ended September 30, 2012 and one customer accounted for 31.2% of net sales for the nine months ended September 30, 2011.  Net sales decreased slightly for the quarter due primarily to the loss of a sales program with a “big box” retailer in the current period and timing shifts in our industrial/safety and automotive segments, offset by increases in our international and ecommerce segments.  We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $64,026 to $2,219,892 for the quarter ended September 30, 2012 from $2,155,866 for the corresponding period in 2011. Gross profit, as a percentage of net sales, or gross margin, increased to 40.0% in the third quarter of 2012 from 37.8% in the same quarter of 2011.  Gross profit increased $655,603 to $5,957,920 for the nine months ended September 30, 2012 from $5,302,317 for the corresponding period in 2011.  Gross profit, as a percentage of net sales, or gross margin, decreased to 38.6% in the first nine months of 2012 from 38.7% in the same period of 2011.  The increase in gross profit of 2.2% for the third quarter was primarily due to an increase in higher margin sales to our core customers and a decrease in lower margin sales, offset by higher international sales.  The slight decrease in gross margin of 0.1% for the nine months ended September 30, 2012 was essentially due to product and customer mix during the period.

Operating Expenses increased by $342,206, or 21.9%, to $1,905,759 in the third quarter of 2012 from $1,563,553 in the third quarter of 2011.  As a percentage of net sales, operating expenses increased to 34.4% in the third quarter of 2012 from 27.4% in the same period of 2011.  The increased spending for the third quarter of 2012 was due to increased legal, investor relations and warehouse operating expenses.  Operating Expenses increased by $788,928, or 17.2%, to $5,388,469 for the nine months ended September 30, 2012 from $4,599,541 in the corresponding period of 2011.  As a percentage of net sales, operating expenses increased to 34.9% for the nine months ended September 30, 2012 from 33.5% in the same period of 2011. This increased spending in the first nine months of 2012 was primarily driven by increases in personnel costs of $354,000; legal fees of $184,000; outside third-party services of $93,000; investor relations expenses of $59,000; sales commissions of $46,000; research & development testing of $16,000; travel & entertainment expenses of $13,000; depreciation and amortization charges of $18,000; and overall general operating expenses of $77,000.  These were offset by decreased rent expense of $53,000; and decreased bank fees of $18,000.  We continue our efforts to identify, capitalize on and maintain cost saving measures and opportunities throughout the company while modestly increasing our marketing and corporate branding efforts.  Our number of employees was 30 at September 30, 2012 and 26 at September 30, 2011.

Income from Operations decreased $278,180 or 47.0%, to $314,133 in the third quarter of 2012 from $592,313 in the third quarter of 2011. Income from operations as a percentage of net sales decreased to 5.7% in the third quarter of 2012 from 10.4% in the third quarter of 2011.  The decrease in income from operations in the three month period was primarily due to increased operating expenses in the period.  Income from Operations decreased $133,325 or 19.0%, to $569,451 for the nine months ended September 30, 2012 from $702,776 in the corresponding period of 2011. Income from operations as a percentage of net sales decreased to 3.7% for the nine months ended September 30, 2012 from 5.1% in the prior year period.   The decrease in income from operations in the nine month period was primarily due to decreased sales and increased operating expenses.

Interest Expense decreased $3,364 to $13,746 in the third quarter of 2012 from $17,110 in the same period of 2011.   Interest Expense decreased $34,405 to $27,711 in the first nine months of 2012 from $62,116 in the same period of 2011.  These decreases are due to reduced borrowings under our bank factoring agreement.

Interest Income was $925 in the third quarter of 2012 as compared with $15 in the third quarter of 2011.  This was comprised primarily of interest on refunds from the U.S. Customs Department for previously contested duties of $869; plus bank interest of $56.  Interest Income for the nine months ended September 30, 2012 was $21,386 compared to $39 for the same period in the prior year.  This was also comprised primarily of interest on refunds from the U.S. Customs Department for previously contested duties of $19,001; plus bank interest of $2,385.

Other Income/(Expense) was ($6,269) for the third quarter of 2012 as compared with $700 in the same period of 2011.  This was comprised of refunds from the U.S. Customs Department for previously contested duties of $8,050, offset by other additional duty assessments of $14,369, plus miscellaneous income of $50.  Other Income/Expense for the nine months ended September 30, 2012 was $75,800 as compared with $700 in the same period of 2011.  This was comprised of refunds from the U.S. Customs Department for previously contested duties of $107,400, offset by other additional duty assessments of $31,600.

Net Income decreased $287,874 to $256,044 in the third quarter of 2012 from $543,918 in the third quarter of 2011.  This decrease was the result of higher operating expenses in the current quarter and lower sales volume.  Net Income increased $5,702 to $522,013 in the first nine months of 2012 from $516,311 for the first nine months of 2011. This gain is the result of the combination of each of the factors discussed above, principally the increase in sales offset by an increase in operating expenses.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period and fall promotions.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to exhibit moderate and uneven growth, which affects some of our channels, we are experiencing some growth in certain channels, industrial and safety, international and automotive, which helps offset declines in other areas.

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

At September 30, 2012 and December 31, 2011 the Company had available, but unused credit under this facility of approximately $1,061,000 and $1,149,000, respectively.

This agreement has an initial term of thirty-six (36) months, which expires in December 2012.  The Company has been in discussions with FCC and several other banks over the last six months negotiating a replacement line of credit for this expiring facility.  We have received proposals from each of these banks and have accepted one that will improve the Company’s access to, and cost of, working capital.  We expect to have this new facility in place prior to the expiration of our existing facility.

Off Balance Sheet Arrangements

At September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter.  We believe that the factors which influence this variability of quarterly results include:

●	the timing of our introduction of new product lines;

●	the level of consumer acceptance of each new product line;

●	general economic and industry conditions that affect consumer spending and retailer purchasing;

●	the availability of manufacturing capacity;

●	the seasonality of the markets in which we participate;

●	the timing of trade shows;

●	the product mix of customer orders;

●	the timing of the placement or cancellation of customer orders;

●	the weather;

●	transportation delays;

●	quotas and other regulatory matters; and

●	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

Our glove products are manufactured by 7 manufacturers operating in China, Hong Kong and Indonesia. Our performance apparel products are manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 13% of our fiscal 2011 net revenues and 18% of year-to-date 2012 net revenues, were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

●	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

●	difficulties in managing foreign operations, including difficulties associated with inventory management and collection on foreign accounts receivable;

●	dependence on foreign distributors and distribution networks;

●
currency exchange fluctuations and the ability of our foreign manufacturers to change the prices they charge us based on fluctuations in the value of the U.S. dollar relative to that of the foreign currency;

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

Difficult economic conditions could also increase the risk of extending credit to our retailers.  Since we have entered into a factoring relationship, a customer’s financial problems would limit the amount of customer receivables that we could assign to such factor, and could cause us to assume more credit risk relating to those assigned receivables or to curtail business with that customer.

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 28% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2012, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

PART II:  OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

As disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, on or around April 26, 2012, one of our stockholders (the “Plaintiff”) filed a lawsuit in the California Superior Court, together with an ex parte application for a temporary restraining order, attempting to immediately restrain us from conducting the election of directors on May 23, 2012 unless we included certain nominees proposed by the Plaintiff on the ballot for election (the "state court action").  In connection with the application the Plaintiff requested that the Court set a hearing for a preliminary injunction on the same issue prior to the election that was held on May 23, 2012.  We were successful in opposing the ex parte application and the Court denied the relief requested to set a hearing for the preliminary injunction.  On or around May 10, 2012, the Plaintiff filed another ex parte application in connection with the same action, seeking substantially similar relief.  We were again successful in opposing the application.

We held our annual meeting as planned on May 23, 2012.  The slate nominated by our board of directors was successfully nominated and elected.  We did not nominate or present as a matter of business the director slate proposed by the Plaintiff.

On May 29, 2012, we filed an action in the US District Court for the Central District of California against certain stockholders who were asserting the same or similar claims as the Plaintiff in the state court action (collectively, the “Defendants”) alleging, among other matters, violations of the U.S. securities laws and seeking declaratory relief relating to the interpretation of our bylaws.  We sought monetary damages and injunctive relief asking the court to order the Defendants to cease violating the securities laws.

In August 2012, two of the Defendants purported to substitute themselves as plaintiffs in the original state court action in place of the Plaintiff (collectively, the “New Plaintiffs”) and concurrently filed another ex parte application with the California Superior Court seeking a hearing under California Corporations Code Section 709 to determine whether the New Plaintiffs were denied the right to vote at our 2012 annual meeting, and to set aside the results of our election at the 2012 annual meeting.  Without deciding on the merits of the parties’ arguments, the Court scheduled the hearing for January 2013.

In late September 2012, we agreed to mediate the various disputes in an effort to resolve all of the respective claims of our company, the Plaintiff and the New Plaintiffs as more particularly set forth in both the state and federal actions.  As a result of the mediation, we entered into a non-binding agreement and all parties thereafter dismissed their respective pending state and federal proceedings without prejudice.  We continue to negotiate the terms of a definitive settlement agreement with the New Plaintiffs and remain committed to finding a resolution to this matter that is in the best interests of our company and all of our shareholders.  However, if we are unable to conclude a definitive settlement agreement on mutually agreeable terms, we anticipate that we and the New Plaintiffs may re-commence the respective federal and state actions.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 7, 2012	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance