Form 10-K
period 2012-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2013-03-14
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,803,525.

At February 28, 2013, the issuer had 76,704,275 shares of common stock, par value $0.001 per share, issued and outstanding.

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

Glove Products

Currently, our primary products are our task-specific technical gloves.  Glove products are specially designed for individual user groups.  Currently, we produce and sell over 75 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of industrial, construction, do-it-yourself, and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, oil and gas workers, mechanics, hunters, gardeners and do-it-yourself users.  Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion.  Glove products are currently manufactured by multiple suppliers operating in China, Hong Kong, Cambodia, Dominican Republic and Indonesia.  The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply, if necessary.  Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

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

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores, lumber yards, big box home centers, industrial distributors, automotive and sporting goods retailers.  We intend to continue to expand into additional large retailers and distributors in 2013.

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

We have been expanding our efforts on Web sales and marketing through a redesigned Ironclad Website and will continue to focus on e-commerce (i.e. offering our complete line of gloves and apparel, in all sizes, directly to the end consumer).

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

Sales through industrial distributors accounted for approximately 53% and 44% of our sales revenue in 2012 and 2011, respectively.  One distributor, Orr Safety Corporation, accounted for approximately 41% of our sales in 2012 and approximately 29% of our sales in 2011.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers, large industrial distributors and international channels, which we believe creates significant opportunities for strengthening our brand and expanding our product penetration in the various markets.

Geographic Information

Domestic sales accounted for 82% of our revenue in 2012 and 87% in 2011.  International sales in Australia, the United Kingdom, Canada, the Netherlands, Sweden and other countries accounted for our remaining revenue in each year.  All of our fixed assets are located in the United States, principally in California at our headquarters.  Our products are currently manufactured in China, Hong Kong, Indonesia, Cambodia, Taiwan, Mexico, Vietnam and the Dominican Republic.

Private-Label and Co-Branded Products and Relationships

We have selectively teamed up with several existing brands in our marketplace to produce private-label gloves (co-branded with a “Built Tough by Ironclad” tag).  In addition, we have also developed co-branded gloves with qualified partners to penetrate alternate marketplaces, such as the oil & gas industry (i.e. the KONG glove).  We have also licensed several brand names (Snap-on, RealTree, Tuff Chix, Coleman) whereby we have the right to use their logo or patterns on gloves we produce for sale to our customers.

Intellectual Property and Proprietary Rights

We currently have six U.S. patents, one international patent and three U.S. patents pending, which are intended to protect the design and technical innovations found in our performance work gloves.  Following are descriptions of the patents or patents pending.

•
Advanced Touch® Technology is a seamless fingertip design that places a smooth layer of material on the touch receptors of the fingers.  The result is an increase in comfort and a high degree of touch sensitivity.  It is used in Ironclad’s Tuff Chix® and Ranchworx® gloves as well as most gloves built for 5.11 Tactical.  This patent was issued on October 30, 2007.

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

•
Ironclad’s signature palm pattern is found on nine popular glove styles, including the General Utility™, Wrenchworx® and Ranchworx® gloves.  Management believes this pattern differentiates Ironclad from other non-branded gloves.  This patent was issued on February 14, 2006.

•
Ironclad has developed two glove styles that absorb tool impacts with a unique design of multiple gel-filled palm pads.  This design is found on the Vibration Impact and Mach 5® Impact and Snap-on Impact gloves.  This patent was issued on February 13, 2007.

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

•
Utilized in the complete line of KONG™ gloves, specific geometry and construction for a glove used in the oil and gas extraction industries provides protection to the entire hand for impacts, glancing blows and pinched fingers.  This patent is pending.

•	Ironclad has created a new glove palm material and design that provides oil resistance, heat resistance and improved grip in the presence of heavy oil saturation. This patent is pending.

Ironclad owns the following trademark intellectual property: 58 registered U.S. trademarks, 12 in-use U.S. trademarks, 1 trademark pending registration and 22 registered international trademarks.  These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image.  We also have 7 copyright marks.

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

Employees

As of February 28, 2013, Ironclad had 29 full-time employees.  Since inception, we have never had a work stoppage, and our employees are not represented by a labor union.  Ironclad considers its relationships with its employees to be positive.

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

We have funded our operations and capital expenditures with cash flow from operations, our cash on hand, the net proceeds of the private placements and credit agreements.  As part of our planned growth, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter.  We believe that the factors which influence this variability of quarterly results include:

•	the timing of our introduction of new product lines;

•	the level of consumer acceptance of each new product line;

•	general economic and industry conditions that affect consumer spending and retailer purchasing;

•	the availability of manufacturing capacity;

•	the seasonality of the markets in which we participate;

•	the timing of trade shows;

•	the product mix of customer orders;

•	the timing of the placement or cancellation of customer orders;

•	the weather;

•	transportation delays;

•	quotas and other regulatory matters; and

•	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

Our glove products are manufactured by 7 manufacturers operating in China, Hong Kong, Indonesia and Cambodia. Our performance apparel products are manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 18% of our fiscal 2012 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 36% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Anti-takeoverprovisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Our Articles of Incorporation, as amended, our bylaws, as amended, and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders.  In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

We lease all of our facilities.  Our headquarters are located at 2201 Park Place, Suite 101, El Segundo, California 90245.  The table below sets forth certain information regarding our leaseholds as of February 28, 2013.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
2201 Park Place, Suite 101 El Segundo, CA	8,900	$13,216*	Corporate offices and warehouse
* In 2012 we received a rent abatement of 50% for six months.

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

Item 3.   Legal Proceedings.

On or around April 26, 2012, one of our stockholders (the “Plaintiff”) filed a lawsuit in the California Superior Court, together with an ex parte application for a temporary restraining order, attempting to immediately restrain us from conducting the election of directors on May 23, 2012 unless we included certain nominees proposed by the Plaintiff on the ballot for election.  In connection with the application the Plaintiff requested that the Court set a hearing for a preliminary injunction on the same issue prior to the election that was held on May 23, 2012.  We were successful in opposing the ex parte application and the Court denied the relief requested to set a hearing for the preliminary injunction.  On or around May 10, 2012, the Plaintiff filed another ex parte application in connection with the same action, seeking substantially similar relief.  We were again successful in opposing the application.

We held our annual meeting as planned on May 23, 2012.  The slate nominated by our board of directors was successfully nominated and elected.  We did not nominate or present as a matter of business the director slate proposed by the Plaintiff.

On May 29, 2012, we filed an action in the US District Court for the Central District of California against the Plaintiff and certain other shareholders alleging, among other matters, violations of the U.S. securities laws and seeking declaratory relief relating to the interpretation of our bylaws.  We sought monetary damages and injunctive relief asking the court to order the defendant to cease violating the securities laws.

In August 2012, two of the defendant shareholders purported to substitute themselves as plaintiffs in the original state action (in place of the Plaintiff) (the “New Plaintiffs”) and concurrently filed another ex parte application with the California Superior Court seeking a hearing under California Corporations Code Section 709 to determine whether the Plaintiff and the New Plaintiffs were denied the right to vote at our 2012 annual meeting, and to set aside the results of our 2012 annual meeting.  Without deciding on the merits of the parties’ arguments, the Court scheduled the hearing for January 2013.

In late September 2012, we conducted a mediation proceeding with the New Plaintiffs and ultimately agreed to a non-binding resolution of all disputes under the state and federal actions.  All parties thereafter dismissed the pending state and federal proceedings without prejudice.

On December 17, 2012, we entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), dated December 14, 2012, by and among our company, Scott Jarus, Scott Alderton, Eduard A. Jaeger, R.D. Pete Bloomer, Vane Clayton and David Jacobs, on the one hand, and Kenneth J. Frank, Richard B. Kronman, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter and Marcel Sassola, on the other hand, pursuant to which we and the then-current members of our board of directors (the “Board”) agreed to a final settlement and release of claims with respect to the actions described above filed by Richard Kronman, Marcel Sassola and Kenneth Frank on behalf of certain of our stockholders (collectively, the “Claimants”), against our company in the California Superior Court, and the actions described above filed by our company against the Claimants in the United States District Court for the Central District of California.

Under the Settlement Agreement, Scott Alderton agreed to resign from the Board and we agreed to appoint Charles H. Giffen and Michael A. DiGregorio to fill the vacant seats on the Board (accounting for an increase in the size of the Board to seven).  The Settlement Agreement also provides for the replacement of certain members of the Board prior to our 2013 annual meeting of stockholders should such members resign.  In addition, the parties to the Settlement Agreement agreed that the persons to be nominated to be members of the Board at our 2013 annual meeting of stockholders shall be the persons who are members of the Board pursuant to the Settlement Agreement.  The parties also agreed that each of the Claimants and each of Eduard A. Jaeger and Scott Jarus (who individually are parties to the Voting Agreement referenced below), will vote all of their shares of our voting stock in favor of those nominees at or in connection with our 2013 annual meeting of stockholders.  The provisions of the Settlement Agreement related to the composition of our board of directors expire automatically upon the conclusion of our 2013 annual meeting of stockholders unless terminated earlier in accordance with the terms of the Settlement Agreement.

To effectuate the parties agreement with respect to voting shares of our voting stock, on December 17, 2012, we also entered into a Voting Agreement, dated December 14, 2012, with Kenneth J. Frank, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter, Marcel Sassola, Eduard A. Jaeger, Richard B. Kronman and Scott Jarus.

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

	High	Low
Year Ended December 31, 2011
First Quarter	$0.13	$0.09
Second Quarter	$0.12	$0.08
Third Quarter	$0.12	$0.08
Fourth Quarter	$0.20	$0.10
Year Ended December 31, 2012
First Quarter	$0.33	$0.16
Second Quarter	$0.30	$0.18
Third Quarter	$0.26	$0.16
Fourth Quarter	$0.30	$0.20

On February 28, 2013, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.285 per share.  As of February 28, 2013, there were approximately 145 shareholders of record of our common stock.

Dividends

We have never paid dividends on our common stock.  We intend to retain any future earnings for use in our business.

Recent Sales of Unregistered Securities

On February 7, 2012, we issued 60,000 shares of our common stock upon the exercise of a warrant at an exercise price of $0.05 per share.  In making the aforementioned issuance without registration under the Securities Act of 1933, as amended (the “Securities Act”), we relied upon one or more of the exemptions from registration contained in and/or promulgated under Section 4(2) of the Securities Act as the stock recipient was an accredited investor and no general solicitation or advertising was used in connection with the stock issuance.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2012 and 2011.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

We believe that our products have international appeal.  In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2012 we entered the Canadian and European markets through distributors.  International sales have grown from approximately 7% - 18% of total sales in 2012.  We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2013.

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

Revenue Recognition

Under our sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer.  Our standard terms are typically net 30 days from the transfer of title to the products to a customer, however, we have negotiated special terms with certain customers and industries.  We typically collect payment from a customer within 30 to 45 days from the transfer of title to the products to a customer.  Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer.  The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us.  A customer’s obligation to pay us for products sold to it is not contingent upon the resale of those products.  We recognize revenue at the time product is shipped or delivered to a customer, based on terms of agreement with a customer.

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly.  For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Due to limited market penetration for our apparel products we have decided to provide a 35%-40% allowance against this line of products.  Products that are no longer part of the current product offering are considered obsolete.  The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions.  The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products.  Both the write down and reserve adjustments are recorded as charges to cost of goods sold.  For the years ended December 31, 2012 and December 31, 2011 we adjusted our inventory reserve by $159,000 and $240,000, respectively, to a current balance of $619,000 and recorded a corresponding adjustment in cost of goods sold.  All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products.  Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete.  As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Our current customers consist of large national, regional and smaller independent customers with good payment histories with us.  In 2010 we began factoring certain accounts receivable without recourse with our factor.   In December 2012 we terminated this factoring arrangement.  We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends.  If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required.  New customers are evaluated by us for credit worthiness before terms are established.  Although we expect to collect all amounts due, actual collections may differ.

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

Our current estimated future sales return rate is approximately 1.5% and our current estimated future warranty product return rate is approximately 0.5%.  As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount.  We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons: (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them.  If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates.  Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory.  Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry.  Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Warranty Returns
Reserve Balance 12/31/10	$57,000
Payments Recorded During the Period	(333,665)
(276,665)
Accrual for New Liabilities During the Reporting Period	338,665
Reserve Balance 12/31/11	62,000
Payments Recorded During the Period	(348,371)
(286,371)
Accrual for New Liabilities During the Reporting Period	351,371

Reserve Balance 12/31/12	$65,000

Stock Based Compensation

The Company accounts for stock based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Share-Based Payment.  This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our stock option plans.  We follow a fair value approach using an option-pricing model, Black-Scholes option valuation model, at the date of a stock option grant.  The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  We have reported losses for 2003, 2004, 2005, 2006, 2007, 2008 and 2009, and uncertainty exists as to whether benefits from deferred tax assets will be utilized.  In the past we have fully reserved our deferred tax assets, however, we have now had several years in a row of sustained profits and believe it would now be appropriate to reduce this valuation allowance.  Accordingly we have reduced our valuation allowance to approximately 70%.  There remains sufficient future uncertainty that we have determined not to record any long-term deferred tax assets at this time.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Recent Accounting Pronouncements

In July 2012, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Others: Testing Indefinite-Lived Intangible Assets for Impairment”, to allow entities to use a qualitative approach to test indefinite-lived assets for impairment.  ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-live intangible asset is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for impairment tests for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  We adopted the provisions of this standard and noted no material impact on our financial condition or results of operations.

Results of Operations

Comparison of Years Ended December 31, 2012 and December 31, 2011

Net Sales increased $4,779,112, or 22.3%, to $26,180,114 in the year ended December 31, 2012 from $21,401,002 for the corresponding period in 2011.  This increase was primarily due to increased sales with our industrial customers, notably the oil and gas industry, of approximately $4,639,000, increased sales of approximately $1,454,000 with international customers, and $252,000 with private label customers, offset by the loss of a sales promotion with a “Big Box” retailer of $1,583,000.  Two customers accounted for approximately 55% of net sales during the year ended December 31, 2012 and two customers accounted for approximately 39% of net sales for the year ended December 31, 2011.  Customer demand for our products in certain retail sectors seems to have stabilized this year, however those sectors tied to housing and construction are still lagging.  We continue to focus our sales efforts on those areas where we see continued growth, the industrial and safety channels, international markets and job specific glove styles.

Gross Profit increased $2,089,200 to $10,050,640 for the year ended December 31, 2012 from $7,961,440 for the year ended December 31, 2011.  Gross profit, as a percentage of net sales, or gross margin, increased to 38.4% in 2012 from 37.2% in 2011.  The increase in gross profit is primarily the result of the loss of a large, low margin, one-time “Big Box” home center promotion in the current year.  Product mix and customer sales mix shifts can affect gross profit in any period as well.  Sales to international distributors are generally at lower gross margin, as the international distributor pays the cost of selling and distributing the product and servicing their customers.  These increased costs have been offset by increased direct factory-to-customer shipments to international and certain domestic customers.

Operating Expenses increased by $1,083,134, or 16.6%, to $7,589,119 in 2012 from $6,505,985 in 2011.  As a percentage of net sales, operating expenses decreased to 29.0% in 2012 from 30.4% in the same period of 2011.  The increased spending in 2012 was primarily due to increased salaries and benefits of approximately $524,000; increased contracted service fees, primarily third-party fulfillment services, of approximately $102,000; increased investor relations services of $61,000; increased depreciation and amortization expenses of approximately $26,000; increased legal costs of approximately $275,000; increased stock option expense of $84,000; and increased travel and entertainment expenses of approximately $25,000; offset by decreased general office expenses of approximately $14,000.  Our number of employees increased to 28 at December 31, 2012 from 26 at December 31, 2011.

Income from Operations increased $1,006,066 or 69.1%, to $2,461,521 in 2012 from $1,455,455 in 2011.  Income from operations as a percentage of net sales increased to 9.4% in 2012 from 6.8% in 2011.  The increase in income for 2012 was primarily the result of increased sales and gross profit from both new and existing products and customers in addition to our ongoing cost containment measures.

Interest Expense decreased $44,262 to $50,145 in 2012 from $94,407 in 2011.  The decrease was primarily due to lower bank borrowing in the current year, and reduced interest rates starting in December 2012.

Interest Income increased $21,374 to $21,463 in 2012 from $89 in 2011.  Interest income in 2012 was almost entirely from refunds received from our protests of duty rates with the U.S. Customs Office.

Other Income, net was $55,419 in 2012 as compared with $700 in 2011.  This was the result of refunds of prior period duties of $107,417, offset by prior period duty chargebacks of $64,600, plus a trademark settlement payment of $12,500.

Gain(Loss) on Disposition of Equipment in 2012 was $50 on the disposition of equipment and in 2011 was ($25,720) on the disposition of equipment.

Deferred Income Tax Benefit, in prior years, based on our history of losses, we provided a 100% valuation allowance against our deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized.  For the year ended December 31, 2012 we have reassessed the need for a valuation allowance against our deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that we would be able to realize some of our deferred tax assets.  Accordingly, we have reversed approximately 30% of our valuation allowance for our current deferred tax assets and recorded a deferred tax benefit of $857,500.  We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred tax assets and have accordingly provided a 70% valuation allowance against our remaining deferred tax assets.

Net Income increased $1,956,641 to $3,078,808 in 2012 from $1,122,167 in 2011.  This increase in income is a result of two factors, the recognition of approximately 30% of previously reserved valuation allowances against deferred tax assets of $857,500 and the combination of each of the sales, profit and expense factors discussed above.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital.  Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons.  Additionally, in 2012 we deliberately increased our safety stock of key items in order to mitigate the longer lead times from overseas vendors and better service our customers.  Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.  In the short term we are monitoring our credit issuances and cash collections to maximize cash flows and investigating opportunities to quickly reduce our current inventories to convert these assets into cash.  Over the past year, and continuing in the near and longer term we are focused on controlling our operating costs, increasing margins and improving operating procedures to generate sustained profitability.

Operating Activities.  In 2012, cash used in operating activities was $232,387 and consisted primarily of net income of $3,078,808, increased by non-cash items of $545,699 and decreases and accounts payable and accrued expenses of $2,372,144; offset by the reversal of our deferred tax valuation allowance of $857,500; increases in total accounts receivable of $4,089,185; increases in inventory of $991,130;  increases in deposits on inventory of $249,211; and increases in prepaid expenses and other expenses of $42,012.

In 2011, cash provided by operating activities was $235,459 and consisted primarily of net income of $1,122,167, increased by non-cash items of $501,088 and decreases in deposits on inventory of $566,920 and accounts payable and accrued expenses of $34,401; offset by increases in accounts receivable of $422,270, inventory of $1,421,125 and prepaid expenses and other of $145,722.

Investing Activities.  In 2012 and 2011, investing activities were primarily the result of capital expenditures, mainly for computer equipment and trademark applications.  Cash used in investing activities decreased $144,534 to $95,328 for 2012 from $239,862 in 2011.  Expenditures for property and equipment in 2012 were $86,170, and investment in trademarks and patents were $9,158.

Financing Activities.  Financing activities during 2012 consisted of net payments under our factoring facility of $177,336 and cash proceeds from the issuance of common stock due to stock option exercises of $166,515.  Cash provided by financing activities in 2011 consisted of net payments under our factoring facility of $115,167 and cash proceeds from the issuance of common stock due to stock option exercises of $112,258.

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

Credit Facilities

On December 7, 2009 we entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assigned certain of our accounts receivable without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determined which accounts receivable it would accept on a non-recourse basis.  This facility allowed us to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable.  All of our assets secured amounts borrowed under the terms of this agreement.  The interest rate was based on the level of our rolling twelve month EBITDA/ASC718 balance.  In 2011 we achieved a 1.5% rate savings in Q1 and Q2, and a 2% rate savings in Q3, Q4 and through 2012.  The 2% rate savings was the best rate available under our agreement.   Interest on outstanding balances based on accounts receivable accrued at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrued at LIBOR plus 6.5%.  This agreement had an initial term of thirty-six (36) months.  On December 1, 2011, this agreement was amended to increase our limit on permissible capital equipment expenditures from $100,000 to $250,000 per year, effective for 2011 and 2012.  This agreement was terminated on December 7, 2012.

On November 30, 2012 we entered into a Business Loan Agreement with Union Bank, N.A. which provides a revolving loan of up to $6,000,000.  The first $3,500,000 of advances under this facility are under an open line-of-credit.  Advances in excess of $3,500,000, up to the line limit of $6,000,000, are subject to a Borrowing Base report.  The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) the lesser of (i) 50% of the value of eligible landed inventory and (ii) $2,750,000, plus (c) 35% of eligible in-transit inventory.  In addition, during the months of April to October each calendar year, the outstanding principal amount of all advances against eligible inventory shall not exceed 150% of the aggregate outstanding principal amount of advances against eligible accounts receivable.  All of our assets secure amounts borrowed under the terms of this agreement.  Interest on borrowed funds will accrue at Prime minus 0.25% unless we choose to “fix” a portion of the indebtedness (minimum $150,000) at LIBOR plus 2% for fixed periods of time ranging from 30 days to 360 days.

At December 31, 2012, we had unused credit available under our current facility of approximately $4,516,000.  At December 31, 2011, we had unused credit available under our prior facility of approximately $1,149,000.

Off Balance Sheet Arrangements

At December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ironclad Performance Wear Corporation

We have audited the accompanying consolidated balance sheets of Ironclad Performance Wear Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2012. Ironclad Performance Wear Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
March 13, 2013

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$721,589	$1,060,125
Accounts receivable net of allowance for doubtful accounts of $48,000 and $37,000	6,423,670	798,004
Due from factor without recourse	915,492	2,462,973
Inventory net of reserve of $619,000 and $460,000	5,281,445	4,449,315
Deposits on inventory	716,273	467,063
Prepaid and other	308,814	265,652
Deferred tax assets - current	857,500	-

Total Current Assets	15,224,783	9,503,132

PROPERTY AND EQUIPMENT
Computer equipment and software	515,058	486,066
Vehicle	43,680	43,680
Furniture and equipment	179,835	162,871
Leasehold improvements	47,381	43,589
Less: accumulated depreciation	(529,917)	(416,672)

Total Property and Equipment, Net	256,037	319,534

OTHER ASSETS
Trademarks and patents, net of accumulated amortization of $40,318 and $31,915	132,168	131,412
Deposits	10,204	11,354

Total Other Assets	142,372	142,766

TOTAL ASSETS	$15,623,192	$9,965,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,932,648	$2,560,504
Line of credit	1,483,883	1,661,220

Total Current Liabilities	6,416,531	4,221,724

Total Liabilities	6,416,531	4,221,724

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value,172,744,750 shares authorized, 76,447,587 and 74,550,754 shares issued and outstanding at December 31, 2012 and 2011, respectively	76,448	74,551
Capital in excess of par value	18,920,811	18,538,563
Accumulated deficit	(9,790,598)	(12,869,406)

Total Stockholders’ Equity	9,206,661	5,743,708

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,623,192	$9,965,432

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011

	2012	2011

REVENUES
Net sales	$26,180,114	$21,401,002

COST OF SALES
Cost of sales	16,129,474	13,439,562

GROSS PROFIT	10,050,640	7,961,440

EXPENSES
General and administrative	3,185,662	2,566,152
Sales and marketing	2,591,725	2,583,111
Research and development	541,171	365,481
Purchasing, warehousing and distribution	1,112,492	858,758
Depreciation and amortization	158,069	132,483

Total Operating Expenses	7,589,119	6,505,985

INCOME FROM OPERATIONS	2,461,521	1,455,455

OTHER INCOME (EXPENSE)
Interest expense	(50,145)	(94,407)
Interest income	21,463	89
Other income, net	55,419	700
Gain (loss) on disposition of equipment	50	(25,720)

Total Other Income (Expense), Net	26,787	(119,338)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	2,488,308	1,336,117
Provision for income taxes - current	(267,000)	(213,950)
Deferred income tax benefit – reversal of valuation allowance	857,500	-

NET INCOME	$3,078,808	$1,122,167

NET INCOME PER COMMON SHARE
Basic	$0.04	$0.02
Diluted	$0.04	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	76,028,200	73,446,414
Diluted	85,641,801	83,922,950

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to common shareholders	$3,078,808	$1,122,167
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	11,000	(93,000)
Inventory reserve	159,000	240,000
Depreciation	149,666	125,330
Amortization	8,403	7,153
(Gain) loss on disposition of equipment	(50)	26,414
Reversal of deferred income tax valuation allowance	(857,500)	-
Non-cash compensation:
Common stock issued for services	-	62,164
Stock option expense	217,630	133,027
Changes in operating assets and liabilities:
Accounts receivable	(5,636,666)	71,940
Due from factor without recourse	1,547,481	(494,210)
Inventory	(991,130)	(1,421,125)
Deposits on inventory	(249,211)	566,920
Prepaid and other	(42,012)	(145,722)
Accounts payable and accrued expenses	2,372,144	34,401
Net cash flows provided by (used in) operating activities	(232,437)	235,459

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(86,170)	(211,254)
Proceeds from sale of assets	50	-
Investment in trademarks and patents	(9,158)	(28,608)
Net cash flows used in investing activities	(95,278)	(239,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	32,534,536	19,818,724
Payments to bank lines of credit	(32,711,872)	(19,933,891)
Proceeds from issuance of common stock and warrants	166,515	112,258
Net cash flows used by financing activities	(10,821)	(2,909)

NET DECREASE IN CASH	(338,536)	(7,312)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,060,125	1,067,437
CASH AND CASH EQUIVALENTS END OF PERIOD	$721,589	$1,060,125

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash (paid) during the year for:
Interest paid in cash	(50,145)	(94,407)
Income taxes paid	(77,000)	(213,950)

See Notes to Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012 and 2011

	Common Stock
	Shares Issued and Outstanding	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2010	72,951,185	$72,951	$18,232,713	$(13,991,573)	$4,314,091
Common stock issued for services	518,033	518	61,646	-	62,164
Common stock issued upon exercise of stock options	1,081,536	1,082	111,177	-	112,259
Stock option expense	-	-	133,027	-	133,027
Net income	-	-	-	1,122,167	1,122,167
Balance at December 31, 2011	74,550,754	74,551	18,538,563	(12,869,406)	5,743,708
Common stock issued upon exercise of stock options	1,836,833	1,837	161,678	-	163,515
Common stock issued upon exercise of warrant	60,000	60	2,940	-	3,000
Stock option expense	-	-	217,630	-	217,630
Net income	-	-	-	3,078,808	3,078,808
Balance at December 31, 2012	76,447,587	$76,448	$18,920,811	$(9,790,598)	$9,206,661

See Notes to Consolidated Financial Statements

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business.

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions.  Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and automotive and sporting goods retailers.  The Company has received six U.S. patents and one international patent and has three patents pending for design and technological innovations incorporated in its performance work gloves.  The Company has 58 registered U.S. trademarks, 12 in-use U.S. trademarks and 22 registered international trademarks.

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

Accounts Receivable

The Company factored designated trade receivables pursuant to a factoring agreement with an unrelated Factor.  On December 7, 2009 the Company entered into a new factoring agreement whereby it assigns certain of its trade receivables with recourse and other trade receivables without recourse.  The Company incurs a one-time servicing fee (discount) of 0.75% as a percentage of the face value of each invoice assigned to the Factor.  This servicing fee is recorded on the condensed consolidated statement of operations in the period of sale.  Servicing fees incurred for the years ended December 31, 2012 and 2011 were $102,397 and $102,323, respectively.  The financing of accounts receivable without recourse is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sales of Financial Assets.”  The Factor, based on its internal credit policies, determines which customer trade receivables it will accept without recourse and assigns a credit limit for that customer.  The Company then assigns (sells) the face value of certain trade receivable invoices to the Factor, excludes them from accounts receivable, and records a current asset entitled “Due from factor without recourse” on the condensed consolidated balance sheet and they are reflected as cash provided by operating activities on the condensed consolidated statement of cash flows. Thereafter, the Company is entitled to borrow up to 70% of the value of such invoices through its line of credit with the Factor.  The Factor retains the remaining 30% of the outstanding factored accounts receivable as a reserve.  The Factor handles all collection activities and receives payment from the customer into its own bank lockbox account.  The Factor has no recourse to the Company for failure of debtors of these designated accounts receivable.  The Factor reimburses the Company for its purchased invoices by applying the funds collected from the customer as payments against the Company’s line of credit.

Trade receivables with recourse were also assigned to the Factor as an additional source of financing, and are carried at the original invoice amount less an estimate made for doubtful accounts.  Under the terms of the recourse provision, the Company is required to reimburse the Factor, upon demand, for factored receivables that are not paid on time.  Accordingly, these receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets.  The allowance for doubtful accounts is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  Interest is not charged on past due accounts.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 7, 2012 the Company terminated this factoring agreement.  The amounts showing as “Due from factor without recourse” on the balance sheet reflect open balances that are being collected through the Factor.

On November 30, 2012 the Company entered into a Business Loan Agreement with a bank providing a revolving loan of up to $6,000,000.  The first $3,500,000 of advances under this facility are under an open line-of-credit.  Advances in excess of $3,500,000, up to the line limit of $6,000,000, are subject to a Borrowing Base report.  The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) the lesser of (i) 50% of the value of eligible landed inventory and (ii) $2,750,000, plus (c) 35% of eligible in-transit inventory.  In addition, during the months of April to October each calendar year, the outstanding principal amount of all advances against eligible inventory shall not exceed 150% of the aggregate outstanding principal amount of advances against eligible accounts receivable.  Interest on borrowed funds will accrue at Prime minus 0.25% unless the Company chooses to “fix” a portion of the indebtedness (minimum $150,000) at LIBOR plus 2% for fixed periods of time ranging from 30 days to 360 days.

Accounts Receivable and Due From Factor	December 31, 2012	December 31, 2011

Accounts receivable – non factored	$6,471,670	$519,010
Accounts receivable - factored with recourse	-	315,994
Less-Allowance for doubtful accounts	(48,000)	(37,000)

Net accounts receivable	$6,423,670	$798,004

Due from factor without recourse	$915,492	$2,462,973

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Segment Reporting

As previously discussed, the Company has two product lines, “gloves” and “apparel,” both of which have similar characteristics.  They each provide functional protection and comfort to workers in the form of workwear for various parts of the body; their production processes are similar; they are both sold to the same type of class of customers, typically on the same purchase order; and they are warehoused and distributed from the same warehouse facility.  In addition, the “apparel” segment currently comprises less than 1% of the Company’s revenues.  The Company believes that the aggregation criteria of FASB ASC 280-10 applies and will accordingly aggregate these two segments.

Revenue Recognition

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer.  The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer, however, we have negotiated special terms with certain customers and industries.  The Company typically collects payment from a customer within 30 to 45 days from the transfer of title to the products to a customer.  Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer.  The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company.  A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products.  The Company recognizes revenues when products are shipped or delivered to customers, based on terms of agreement with the customer.

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Year Ended December 31, 2012			Year Ended December 31, 2011
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$21,437,978	$140,681	$21,578,659	$18,445,725	$149,739	$18,595,464
International	4,601,021	434	4,601,455	2,784,033	21,505	2,805,538
Total	$26,038,999	$141,115	$26,180,114	$21,229,758	$171,244	$21,401,002

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs).  Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse.  Cost of goods sold for the years ended December 31, 2012 and 2011 were $16,129,474 and $13,439,562 respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the years ending December 31, 2012 and 2011 were $1,112,492 and $858,758, respectively.  These costs were comprised of salaries and benefits of approximately $502,000 and $410,000; office expenses of approximately $65,000 and $51,000; travel and lodging of approximately $43,000 and $30,000; and warehouse operations of approximately $502,000 and $368,000, respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales.  Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship.  It allows customers to return damaged or defective products to us following a customary return merchandise authorization process.  Warranty returns for the years ending December 31, 2012 and 2011 were approximately $78,000 or 0.3% and $94,000 or 0.4%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process.  In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose.  Saleable product returns for the years ending December 31, 2012 and 2011 were approximately $271,000 or 1.0% and $239,000 or 1.1%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve.  Pricing and shipping corrections for the years ending December 31, 2012 and 2011 were approximately $49,000 or 0.2% and $19,000 or 0.1%, respectively.  Adjustments to the product returns reserve for the years ending December 31, 2012 and 2011 were approximately $3,000 or 0.0% and ($16,000) or (0.1%), respectively.

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

Reserve for Warranty Returns
Reserve Balance 12/31/10	$57,000

Payments Recorded During the Period	(333,665)
(276,665)
Accrual for New Liabilities During the Reporting Period	338,665

Reserve Balance 12/31/11	62,000

Payments Recorded During the Period	(348,371)
(286,371)
Accrual for New Liabilities During the Reporting Period	351,371

Reserve Balance 12/31/12	$65,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred.  Advertising expenses for the years ended December 31, 2012 and 2011 were $384,080 and $406,146, respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $14,524,000 or 55% of net sales for year ended December 31, 2012 and two customers accounted for approximately $8,412,000 or 39% of net sales for year ended December 31, 2011.  No other customer accounted for more than 10% of net sales.  All transactions were in United States dollars.  There were no transaction gains or losses associated with sales transactions.

Supplier Concentrations

Two suppliers, which are located overseas, accounted for approximately 76% of total purchases during the year ended December 31, 2012 and 79% of total purchases during the year ended December 31, 2011.  All transactions were in United States dollars.  There were no transaction gains or losses associated with vendor purchase transactions.

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

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31:

	2012	2011
Numerator: Net Income	$3,078,808	$1,122,167
Denominator: Basic EPS
Common shares outstanding, beginning of period	74,550,754	72,951,185
Weighted average common shares issued during the period	1,477,446	495,229
Denominator for basic earnings per common share	76,028,200	73,446,414
Denominator: Diluted EPS
Common shares outstanding, beginning of period	74,550,754	72,951,185
Weighted average common shares issued during the period	1,477,446	495,229
Dilutive warrants outstanding at end of the period	43,146	60,000
Dilutive stock options outstanding at the end of the period	9,570,455	10,416,536
Denominator for diluted earnings per common share	85,641,801	83,922,950

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potential common shares have been excluded from the computation of diluted net earnings  per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2012	2011

Common Stock Warrants	-	43,146

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

The significant components of the provision for income taxes for the years ended December 31, 2012 and 2011 were $219,000 and $201,750, respectively, for the current state provisions and $48,000 and $12,200 for the federal tax provision, respectively.  There was no state or federal deferred tax provision.  Based on its history of losses, the Company provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized.  For the year ended December 31, 2012 the Company has reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets.  Accordingly, the Company has reversed approximately 30% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $857,500.  We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred tax assets and have accordingly provided a 70% valuation allowance against our remaining deferred tax assets.

By statute, tax years ending in December 31, 2011 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Pronouncements

In July 2012, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Others: Testing Indefinite-Lived Intangible Assets for Impairment”, to allow entities to use a qualitative approach to test indefinite-lived assets for impairment.  ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-live intangible asset is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for impairment tests for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company has adopted the provisions of this standard and noted no material impact on the financial condition or results of operations of the Company.

3.           Inventory

At December 31, 2012 and 2011 the Company had one class of inventory - finished goods.

	December 31, 2012	December 31, 2011

Finished Goods	$5,281,445	$4,449,315

4.           Property and equipment

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Computer hardware and software	$515,058	$486,066
Vehicle	43,680	43,680
Furniture and equipment	179,835	162,871
Leasehold improvements	47,381	43,589
	785,954	736,206
Less accumulated depreciation	(529,917)	(416,672)

Property and equipment, net	$256,037	$319,534

Depreciation expense for the years ended December 31, 2012 and 2011 was $149,666 and $125,330, respectively.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.           Trademarks and patents

Trademarks and patents consisted of the following:

	December 31, 2012	December 31, 2011

Trademarks and patents	$172,486	$163,327
Less: Accumulated amortization	(40,318)	(31,915)

Trademarks, net	$132,168	$131,412

Trademarks consist of definite-lived trademarks of $111,043 and $103,703 and indefinite-lived trademarks of $61,443 and $59,624 at December 31, 2012 and 2011, respectively.  All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $8,403 and $7,153 for the years ended December 31, 2012 and 2011, respectively.  The Company expects to amortize approximately $8,600 in each of the next five years.

6.           Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Accounts payable	$185,244	$487,398
Accrued inventory	1,326,621	183,436
Accrued rebates and co-op	322,159	307,707
Accrued bonus	735,250	569,680
Accrued warranty reserve	65,000	62,000
Customer deposits	1,730,899	515,794
Accrued expenses – other	567,475	434,489

Total accounts payable and accrued expenses	$4,932,648	$2,560,504

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           Bank Lines of Credit

Factoring Agreement

On December 7, 2009 the Company entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigns certain of its accounts receivable without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determines which accounts receivable it will accept without recourse.  This facility allows the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable.  All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrues at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrues at LIBOR plus 6.5%.  This agreement had an initial term of thirty-six (36) months.  On December 1, 2011, this agreement was amended to increase the Company’s limit on permissible capital equipment expenditures from $100,000 to $250,000 per year, effective for 2011 and 2012.  On December 7, 2012 the Company terminated this factoring agreement.  As of December 31, 2012, the total amount due from factor was $915,492 which represents open factored balances that are being collected through the Factor.  As of December 31, 2011, the total amount due to FCC was $1,661,220 offset by $2,462,973 due from factor, thereby creating a net due from factor of $801,753.

Bank Revolving Loan

On November 30, 2012 the Company entered into a Business Loan Agreement with Union Bank, N.A. which provides a revolving loan of up to $6,000,000.  The first $3,500,000 of advances under this facility are under an open line-of-credit.  Advances in excess of $3,500,000, up to the line limit of $6,000,000, are subject to a Borrowing Base report.  The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) the lesser of (i) 50% of the value of eligible landed inventory and (ii) $2,750,000, plus (c) 35% of eligible in-transit inventory.  In addition, during the months of April to October each calendar year, the outstanding principal amount of all advances against eligible inventory shall not exceed 150% of the aggregate outstanding principal amount of advances against eligible accounts receivable.  All of the Company’s assets secure amounts borrowed under the terms of this agreement.  Interest on borrowed funds will accrue at Prime minus 0.25% unless the Company chooses to “fix” a portion of the indebtedness (minimum $150,000) at LIBOR plus 2% for fixed periods of time ranging from 30 days to 360 days.

As of December 31, 2012, the total amount due to Union Bank was $1,483,883.

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

On December 20, 2012 the Company issued 50,438 shares of common stock upon the exercise of a stock option at an exercise price of $0.095.

There were 76,447,587 shares of common stock of the Company outstanding at December 31, 2012.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2010	10,175,994	$0.93
Warrants expired	(10,072,848)	$0.93
Warrants outstanding at December 31, 2011	103,146	$0.11
Warrants exercised	(60,000)	$0.05
Warrants outstanding at December 31, 2012	43,146	$0.185

Stock Based Compensation

The Company accounts for stock based compensation under the provisions of FASB ASC 718 “Share-Based Payments” using the modified prospective application transition method.

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

For stock options issued during the years ended December 31, 2012 and 2011, the fair value of these options was estimated at the date of the grant using a Black-Scholes Model with the following range of assumptions:

	December 31, 2012			December 31, 2011
Risk free interest rate	0.58%	-	0.94%	1.62%
Dividends	-			-
Volatility factor	89.1%			90.7%
Expected life (years)	5.5	-	6.25	6.25

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	9,610,488	$0.095
Granted	3,203,033	$0.099
Exercised	(1,599,568)	$0.109
Cancelled/Expired	(797,417)	$0.093
Outstanding at December 31, 2011	10,416,536	$0.094
Granted	1,301,625	$0.24
Exercised	(1,836,831)	$0.091
Cancelled/Expired	(310,875)	0.13
Outstanding at December 31, 2012	9,570,455	0.113
Exercisable at December 31, 2012	6,697,838	$0.106

The following tables summarize information about stock options outstanding at December 31, 2012:

Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09	-	$0.24	9,570,455	6.74	$0.113	$1,432,830

The following tables summarize information about stock options exercisable at December 31, 2012:

Range of Exercise Price			Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09	-	$0.24	6,697,838	5.95	$0.106	$1,049,563

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize information about non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2010	2,418,323	$0.10
Granted	3,203,033	$0.08
Vested	(1,378,589)	$0.12
Forfeited	(170,907)	$0.10
Non-Vested at December 31, 2011	4,071,860	$0.08
Granted	1,301,625	$0.17
Vested	(2,216,731)	$0.10
Forfeited	(284,137)	$0.10
Non-Vested at December 31, 2012	2,872,617	$0.10

The Company recorded $217,630 of compensation expense for employee stock options during the year ended December 31, 2012.  These compensation expense charges were recorded in the following operating expense categories, general and administrative - $120,685; sales and marketing - $58,292; research and development - $19,142; and purchasing, warehousing and distribution - $19,511.  There was a total of $270,825 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at December 31, 2012.  This cost is expected to be recognized over a weighted average period of 2.8 years.  The total fair value of shares vested during the year ended December 31, 2012 was $224,088.

9.           Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 consisted of the following:

	2012	2011
Current	$267,000	$213,950
Deferred	(857,500)	-

	$(590,500)	$213,950

 IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2012 and 2011 as follows:

	2012	2011
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.2)	(8.1)
Change in valuation allowance	64.8	28.3
Other	(1.9)	(0.5)
Total	23.7%	14.3%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize some portion or all of the benefits of these deductible, differences, and has chosen to reduce its valuation allowance against its deferred tax assets to 70%.

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Deferred tax assets
Net operating loss carryforward	$2,761,949	$3,619,404
Stock option expense	1,269,244	1,184,822
Allowance for doubtful accounts	20,563	15,851
Allowance for product returns	27,846	26,561
Accrued compensation	44,566	38,035
Inventory reserve	265,180	197,064
Other	67,597	18,276
Valuation allowance	(3,207,803)	(4,720,054)

Total deferred tax assets	1,249,142	379,959

Deferred tax liabilities – state taxes	(391,642)	(379,959)

Net deferred tax assets/liabilities	$857,500	$-

As of December 31, 2012, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $5,778,000 and $9,344,000, respectively, that expire between 2015 and 2025.  As of December 31, 2011, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $8,300,000 and $9,553,000, respectively, that expire between 2015 and 2024.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.           Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 for tenant improvements.  Rent expense for this facility for the years ended December 31, 2012 and 2011 for this facility were $125,038 and $185,568, respectively.

The Company has various non-cancelable operating leases for office equipment expiring through July 15, 2016.  Equipment lease expense charged to operations under these leases was $12,205 and $9,245 for the years ended December 31, 2012 and 2011, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2013	$158,592	$5,274	$163,866
2014	162,864	3,924	166,788
2015	167,148	1,541	168,689
2016	85,176	899	86,075
Thereafter	-	-	-

	$573,780	$11,638	$585,418

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

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.           Legal Proceedings

On or around April 26, 2012, one of the Company’s stockholders (the “Plaintiff”) filed a lawsuit in the California Superior Court, together with an ex parte application for a temporary restraining order, attempting to immediately restrain the Company from conducting the election of directors on May 23, 2012 unless it included certain nominees proposed by the Plaintiff on the ballot for election.  In connection with the application the Plaintiff requested that the Court set a hearing for a preliminary injunction on the same issue prior to the election that was held on May 23, 2012.  The Company was successful in opposing the ex parte application and the Court denied the relief requested to set a hearing for the preliminary injunction.  On or around May 10, 2012, the Plaintiff filed another ex parte application in connection with the same action, seeking substantially similar relief.  The Company was again successful in opposing the application.

The Company held its annual meeting as planned on May 23, 2012.  The slate nominated by the Company’s board of directors was successfully nominated and elected.  The Company did not nominate or present as a matter of business the director slate proposed by the Plaintiff.

On May 29, 2012, the Company filed an action in the US District Court for the Central District of California against the Plaintiff and certain other shareholders alleging, among other matters, violations of the U.S. securities laws and seeking declaratory relief relating to the interpretation of its bylaws.  The Company sought monetary damages and injunctive relief asking the court to order the defendant to cease violating the securities laws.

In August 2012, two of the defendant shareholders purported to substitute themselves as plaintiffs in the original state action (in place of the Plaintiff) (the “New Plaintiffs”) and concurrently filed another ex parte application with the California Superior Court seeking a hearing under California Corporations Code Section 709 to determine whether the Plaintiff and the New Plaintiffs were denied the right to vote at the Company’s 2012 annual meeting, and to set aside the results of our 2012 annual meeting.  Without deciding on the merits of the parties’ arguments, the Court scheduled the hearing for January 2013.

In late September 2012, the Company conducted a mediation proceeding with the New Plaintiffs and ultimately agreed to a non-binding resolution of all disputes under the state and federal actions.  All parties thereafter dismissed the pending state and federal proceedings without prejudice.

On December 17, 2012, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), dated December 14, 2012, by and among the Company, Scott Jarus, Scott Alderton, Eduard A. Jaeger, R.D. Pete Bloomer, Vane Clayton and David Jacobs, on the one hand, and Kenneth J. Frank, Richard B. Kronman, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter and Marcel Sassola, on the other hand, pursuant to which the Company and the then-current members of its board of directors (the “Board”) agreed to a final settlement and release of claims with respect to the actions described above filed by Richard Kronman, Marcel Sassola and Kenneth Frank on behalf of certain of the Company’s stockholders (collectively, the “Claimants”), against the Company in the California Superior Court, and the actions described above filed by the Company against the Claimants in the United States District Court for the Central District of California.

Under the Settlement Agreement, Scott Alderton agreed to resign from the Board and the Company agreed to appoint Charles H. Giffen and Michael A. DiGregorio to fill the vacant seats on the Board (accounting for an increase in the size of the Board to seven).  The Settlement Agreement also provides for the replacement of certain members of the Board prior to the Company’s 2013 annual meeting of stockholders should such members resign.  In addition, the parties to the Settlement Agreement agreed that the persons to be nominated to be members of the Board at the Company’s 2013 annual meeting of stockholders shall be the persons who are members of the Board pursuant to the Settlement Agreement.  The parties also agreed that each of the Claimants and each of Eduard A. Jaeger and Scott Jarus (who individually are parties to the Voting Agreement referenced below), will vote all of their shares of the Company’s voting stock in favor of those nominees at or in connection with the Company’s 2013 annual meeting of stockholders.  The provisions of the Settlement Agreement related to the composition of the Company’s board of directors expire automatically upon the conclusion of the Company’s 2013 annual meeting of stockholders unless terminated earlier in accordance with the terms of the Settlement Agreement.

To effectuate the parties agreement with respect to voting shares of the Company’s voting stock, on December 17, 2012, the Company also entered into a Voting Agreement, dated December 14, 2012, with Kenneth J. Frank, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter, Marcel Sassola, Eduard A. Jaeger, Richard B. Kronman and Scott Jarus.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is Ironclad’s attorney of record.  SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.  On December 31, 2012 Mr. Alderton resigned from our Board of Directors.  The Company has incurred legal fees from SAM of $160,283 and $137,566 in 2012 and 2011, respectively.

Prior to Dr. Frank’s appointment to the Company’s board of directors, Dr. and Mrs. Frank purchased 1,000,000 shares of the Company’s common stock on April 22, 2008, at $0.20 per share for an aggregate purchase price of $200,000. Further, Dr. Frank and Mrs. Frank purchased an additional 4,000,000 shares of the Company common stock on February 5, 2009, at $0.05 per share for an aggregate purchase price of $200,000. Dr. Frank is the father-in-law of Mr. Eduard Albert Jaeger, the Company’s Founder and head of new business development.  On April 5, 2012 Dr. Frank resigned from our Board of Directors.

On December 17, 2012, the Company entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), dated December 14, 2012, by and among the Company, Scott Jarus, Scott Alderton, Eduard A. Jaeger, R.D. Pete Bloomer, Vane Clayton and David Jacobs, on the one hand, and Kenneth J. Frank, Richard B. Kronman, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter and Marcel Sassola, on the other hand, pursuant to which the Company and the then-current members of its board of directors (the “Board”) agreed to a final settlement and release of claims with respect to the actions described above filed by Richard Kronman, Marcel Sassola and Kenneth Frank on behalf of certain of the Company’s stockholders (collectively, the “Claimants”), against the Company in the California Superior Court, and the actions described above filed by the Company against the Claimants in the United States District Court for the Central District of California.

Under the Settlement Agreement, Scott Alderton agreed to resign from the Board and the Company agreed to appoint Charles H. Giffen and Michael A. DiGregorio to fill the vacant seats on the Board (accounting for an increase in the size of the Board to seven).  The Settlement Agreement also provides for the replacement of certain members of the Board prior to the Company’s 2013 annual meeting of stockholders should such members resign.  In addition, the parties to the Settlement Agreement agreed that the persons to be nominated to be members of the Board at the Company’s 2013 annual meeting of stockholders shall be the persons who are members of the Board pursuant to the Settlement Agreement.  The parties also agreed that each of the Claimants and each of Eduard A. Jaeger and Scott Jarus (who individually are parties to the Voting Agreement referenced below), will vote all of their shares of the Company’s voting stock in favor of those nominees at or in connection with the Company’s 2013 annual meeting of stockholders.  The provisions of the Settlement Agreement related to the election of directors at the Company’s 2013 annual meeting of stockholders expire automatically upon the conclusion of the Company’s 2013 annual meeting of stockholders unless terminated earlier in accordance with the terms of the Settlement Agreement.

To effectuate the parties agreement with respect to voting shares of the Company’s voting stock, on December 17, 2012, the Company also entered into a Voting Agreement, dated December 14, 2012, with Kenneth J. Frank, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter, Marcel Sassola, Eduard A. Jaeger, Richard B. Kronman and Scott Jarus.

IRONCLAD PERFORMANCE WEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2012, management conducted an evaluation, with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management has concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

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

We carried out an evaluation under the supervision, and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2012.  This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on their evaluation, our management concluded that internal control over financial reporting was effective as of December 31, 2012.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of February 28, 2013.  All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
Scott Jarus	57	Chief Executive Officer, Chairman of the Corporation and Director
Eduard Albert Jaeger	52	Director, Head of New Business Development
Rhonda Hoffarth	52	Executive Vice President and Chief Operating Officer
Thomas Kreig	65	Senior Vice President of Finance, Principal Financial Officer and Secretary
Federico Castro	42	Vice President of Sales & Marketing
R.D. Pete Bloomer	77	Director
Vane Clayton	54	Director
David Jacobs	79	Director
Michael A. DiGregorio	58	Director
Charles H. Giffen	54	Director

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

On May 4, 2009, to facilitate the turn-around plan for our company designed and orchestrated by Mr. Jarus, he was named Chief Executive Officer for our company (in addition to his role as Chairman).  Mr. Jarus also serves on the boards of directors for Oversee.net and Food Forward (a 501(c)(3) non-profit), none of which compete with or are in the same industry as our company.

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

Eduard Albert Jaeger, Director, Head of New Business Development

Mr. Jaeger founded Ironclad in 1998 and has served as a director since that time.  Mr. Jaeger was the CEO of Ironclad from inception to mid-2009, and led the company through the reverse tender offer.  He currently serves as our Head of New Business Development and has created and manages all of the brand partners now associated with our company, including Snap on, KONG, 5.11 Tactical, Duluth Trading Company, Realtree Outfitters, Red Wing, Tuff Chix and most recently Coleman Outdoors.  Mr. Jaeger has been Founder, co-Founder and President of a number of successful companies in the consumer products sector over a 34-year period.  As the creator of the new market in technical work gloves and the current culture of our company, his extensive experience and expertise in innovative product design and development, overseas manufacturing, importing and exporting, sales and marketing, and forming worldwide distribution channels led to the conclusion that Mr. Jaeger should serve on our Board of Directors.  Mr. Jaeger is also the inventor and co-inventor of many U.S. patents and several more in process, and has held executive positions in marketing and promotion.

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

Thomas Kreig, Senior Vice President of Finance, Principal Financial Officer and Secretary

Mr. Kreig currently serves as Senior Vice President of Finance, Principal Financial Officer and Secretary.  From September 2002 through May 2009, Mr. Kreig served as our Vice President of Finance and Secretary.  From April 2007 through December 2007 and from February 2008 through May 2009 Mr. Kreig served as our Interim Chief Financial Officer.  Before joining Ironclad, Mr. Kreig spent 18 years serving as Controller, Vice President of Finance and Chief Financial Officer at companies in several different industries.  Most recently he served as Controller for In-Flight Network, LLC, a developer of satellite-based broadband communications for airline passengers.  Prior to In-Flight Network, Mr. Kreig served as Vice President of Finance for Network Courier Services, Inc.  From 1983 to 1996, Mr. Kreig served as Controller and Chief Financial Officer for Triple L Distributing Co., Inc. and Controller and Treasurer for a medical diagnostic equipment company where he was instrumental in helping to successfully execute an initial public offering.  He is a certified public accountant and received his Masters of Business Administration from the University of Detroit in 1975.

Federico Castro, Vice President of Sales

Mr. Castro joined the Ironclad Team in February, 2009 and currently serves as Vice President of Sales and Marketing. Mr. Castro comes to us with extensive leadership experience in sales, sales team management, and strategic channel expansion in addition to a proven track record for pioneering and developing market leading consumer brands. Mr. Castro spent six years with Marzocchi Suspension based out of Bologna Italy developing the first US based IBD (independent bicycle dealer) aftermarket parts and distribution program. Subsequently, Mr. Castro spent the next eleven years of his career with Mechanix Wear Performance Gloves. During his tenure with Mechanix Wear he served as the National Accounts Manager and was quickly promoted to National Sales Manager, managing the entire sales organization. Mr. Castro’s leadership skills were instrumental in the evolution of Mechanix Wear’s business and success, taking the company from an independent dealer based sales organization producing $7 million on an annual basis to a company that currently exceeds $60 million in annual revenues nationwide servicing a broad range of customers from Independents, National Retailers, Big-Box and International customers alike in addition to increasing the brands value.

R. D. Pete Bloomer, Director

Mr. Bloomer served as Chairman of our board of directors from April 2003 through September 2008.  He is the Chairman and Chief Executive Officer of CVM Management, Inc. and Managing Partner of CVM Equity Fund V, Ltd., LLP, or CVM, which was one of our larger stockholders.  He is also the Managing Partner of the Northern Rockies Venture Fund which is one of the original investors of Ironclad.  The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Bloomer should serve on our board of directors, in light of our business and structure, include his service as the managing partner of 7 venture funds dating back to 1983.  Those funds have invested in over 90 early stage venture investments.  Mr. Bloomer has served as a member of the board of directors of many of the entities in which he has invested.  Mr. Bloomer has significant experience in marketing and sales having been Vice President of Sales/Marketing for Head Ski & Tennis, and having spent 11 years with IBM in sales and marketing.  Mr. Bloomer is also an experienced operations executive having served as Vice President of Operations for Hanson Industries.  Mr. Bloomer has served on the board of directors of several private companies not associated with his venture capital activity.

Vane Clayton, Director

Mr. Clayton has served on our board of directors since March 2004.  He currently serves as the CEO and board member of KPA, LLC, a software and services company providing environment and safety, human resource management and internet marketing services to 4,600 auto, truck and equipment dealers in the U.S. and Canada.  Prior to KPA, Mr. Clayton was President of ZOLL Data Systems, an Enterprise Software subsidiary of ZOLL Medical Corporation ($520M in Sales - NASDAQ: ZOLL).  Earlier in his career, Mr. Clayton managed a sales team for Raychem ($1.7B in Sales), a division of Tyco Electronics.  Mr. Clayton has experience in directing public and private companies in high growth sales and marketing strategies; new product and channel development; fund raising; Sarbanes-Oxley Section 404 compliance; strategic positioning; and building successful teams.  Mr. Clayton holds a B.S. in Agricultural/Mechanical Engineering from Purdue University and an MBA from Harvard Business School.

David Jacobs, Director

Mr. Jacobs has served on our board of directors since May 2012.  He is the Founder (in 1978), of Spyder Active Sports, Inc., the largest specialty ski wear brand in the world with sales in 54 countries.  It was purchased by Apax Partners, in 2004.  Mr. Jacobs currently serves on the Spyder board of directors.  Prior to Spyder, Mr. Jacobs introduced the Pearl Izumi brand of bicycling wear to the U.S. through a joint venture with the Japanese owners from 1982 to 1989.  In 1972, Mr. Jacobs founded the Hot Gear children’s ski wear brand.  From 1966 to 1969, he was a joint venture partner with Bob Lange, the founder of the first plastic ski boot, and then served as Vice President in charge of International operations for Lange USA from 1969 to 1972.  Mr. Jacobs is the winner of the Ernst & Young Entrepreneur of the Year award for the Rocky Mountain Region in 2004, and was inducted into the Boulder Business Hall of Fame in 2004.  As an athlete, Mr. Jacobs was the Canadian National Downhill Champion, Head Coach of Canada’s National Ski Team, and has been named to the Canadian Ski Hall of Fame, the Colorado Ski Hall of fame, and the Laurentian Ski Hall of fame.  From 2001 to 2002, before the Company went public, Mr. Jacobs served on the board of directors of Ironclad Performance Wear Corporation, a California corporation and our wholly-owned subsidiary.  Mr. Jacobs’ extensive experience managing and growing apparel businesses make him a valuable addition to our Board of Directors in light of our business and structure.

Michael A. DiGregorio, Director

Mr. DiGregorio was appointed to our board of directors in January 2013 pursuant to the terms of the Settlement Agreement disclosed above.  He has spent many years in senior financial and operating capacities in domestic and international markets.  A CPA by background, he has been CFO of public and private companies, and also as president of two large organizations.  Thirteen of those years were spent working with private equity groups, in which he helped transform underperforming companies and helped add significant market value to those enterprises.  Since early 2012, he has been developing his Board and advisory practice.  From mid-2009 to February 2012, he was EVP & CFO for Korn Ferry International, Inc.  Previously he had been the CFO at St. John Knits and also at Jafra Cosmetics International, Inc.  Mr. DiGregorio also serves as a member of the board of directors of Calavo Growers, Inc. (NASDAQ: CVGW).  Mr. DiGregorio’s experience in senior financial and operating capacities led to the conclusion that Mr. DiGregorio should serve on our board of directors in light of our business and structure.

Charles H. Giffen, Director

Mr. Giffen was appointed to our board of directors in January 2013 pursuant to the terms of the Settlement Agreement disclosed above.  He is a veteran management consultant and executive coach, specializing in optimizing all aspects of operational and financial performance for small to mid-size businesses. Mr. Giffen holds over 30 years of broad business experience, both managing and advising a wide variety of companies in different industries and sectors (manufacturing, wholesale, service, professional), and he has worked as a management consultant for the last 15 years.  His company, Small Biz Wrangler, maximizes execution, efficiency, communication, leadership and profitability for its client companies.  Previously, Mr. Giffen served as President and Chief Operating Officer of GTCO Calcomp, Inc., a leading manufacturer of computer input peripherals and pioneer in electromagnetic digitizing technology.  He has also developed entertainment ventures in cable television (New Culture Network, Inc.) and motion simulation (RideTime USA, Inc.), and managed operations for publishing and technical education companies.  Mr. Giffen holds a Bachelor of Arts in Economics from the University of Maryland at College Park.  Mr. Giffen’s experience in optimizing operational and financial performance led to the conclusion that Mr. Giffen should serve on our board of directors in light of our business and structure.

Audit Committee of the Board of Directors

The Audit Committee of our board of directors currently consists of Messrs. Clayton (Chair), Bloomer and DiGregorio.  Our board of directors has determined that Mr. DiGregorio is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, and that Mr. DiGregorio is “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market.  Our board of directors has also determined that each other member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication.  Accordingly, our board of directors believes that each member of our Audit Committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations on our Audit Committee.  The primary purposes of the Audit Committee are (i) to review the scope of the audit and all non-audit services to be performed by our independent auditors and the fees incurred by us in connection therewith, (ii) to review the results of such audit, including the independent accountants’ opinion and letter of comment to management and management’s response thereto, (iii) to review with our independent accountants our internal accounting principles, policies and practices and financial reporting, (iv) to engage our independent auditors and (v) to review our quarterly and annual financial statements prior to public issuance.  The role and responsibilities of the Audit Committee are more fully set forth in a written Charter adopted by our board of directors.  The Audit Committee was created by our board of directors effective May 18, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than Mr. Alderton who did not timely file two Form 4’s reporting four transactions, and Messrs. Jarus, Bloomer, Clayton, Jaeger and Jacobs who each did not timely file a Form 4 reporting one transaction.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Eduard Albert Jaeger (1) Head of New Business Development and Director	2012 2011	209,000 204,173	63,000 10,615	12,412 23,334	21,468 7,200	305,880 245,322

Scott Jarus (2) Chief Executive Officer, Executive Chairman of the Corporation, Director	2012 2011	231,660 144,650	65,000 62,264	23,265 --	20,029 5,882	339,954 212,796

Federico Castro (3) Vice President of Sales and Marketing	2012 2011	193,689 164,599	71,000 30,920	-- 7,180	12,456 7,200	277,145 209,899

(1)
Mr. Jaeger served as our President and Chief Executive Officer from our formation through May 4, 2009.  Mr. Jaeger’s current annual base salary is $209,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  The terms of Mr. Jaeger’s Separation Agreement with us are discussed below.  The other compensation disclosed for Mr. Jaeger represents an automobile allowance, 401(k) employer matching funds and amounts paid to cover any employee portion of health benefits offered by the Company.  The fair value of options granted to Mr. Jaeger was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2012	0.58%	89.1%	5.5 years	None
2011	1.62%	90.7%	6.25 years	None

(2)
Mr. Jarus served as our Interim Chief Executive Officer from May 4 to December 31, 2009, and was appointed our Chief Executive Officer effective as of January 1, 2010.  The other compensation disclosed for Mr. Jarus represents an automobile allowance, 401(k) employer matching funds and amounts paid to cover any employee portion of health benefits offered by the Company.  Mr. Jarus’ current annual base salary is $250,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  Mr. Jarus does not have an employment agreement with us.  The fair value of options granted to Mr. Jarus was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2012	0.58%	89.1%	5.5 years	None

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

(3)
Mr. Castro’s current annual base salary is $193,545 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors.  The other compensation disclosed for Mr. Castro represents an automobile allowance and 401(k) employer matching funds.  Mr. Castro does not have an employment agreement with us.  The fair value of options granted to Mr. Castro was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2011	1.62%	90.7%	6.25 years	None

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date

Eduard Albert Jaeger (2)	122,034	(3)	-		0.09	9/3/15
	500,000	(4)	-		0.09	5/18/16
	103,900	(5)	-		0.09	11/20/17
	144,581	(6)	22,419	(6)	0.095	7/16/19
	109,966	(7)	215,034	(7)	0.095	8/24/21
	49,646	(8)	31,979	(8)	0.24	7/26/22

Scott Jarus	93,058	(9)	59,942	(9)	0.24	7/26/22

Federico Castro	76,932	(10)	3,068	(10)	0.09	2/26/19
	231,205	(11)	58,795	(11)	0.095	7/16/19
	86,199	(12)	63,801	(12)	0.10	9/14/20
	33,836	(13)	66,164	(13)	0.095	8/24/21

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

(3)
Mr. Jaeger was granted options to purchase 276,131 shares on 9/2/05, 146,695 shares vested immediately and 50% of the remainder vests on each of the first and second anniversary of the effective date of grant. On March 20, 2012 Mr. Jaeger exercised 154,097 shares of this option.

(4)
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

(7)
Mr. Jaeger was granted options to purchase 325,000 shares on 8/24/11, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(8)	Mr. Jaeger was granted options to purchase 81,625 shares on 7/26/12, 1/12th vests on the twenty-third day of each month commencing June 23, 2012.

(9)	Mr. Jarus was granted options to purchase 153,000 shares on 7/26/12, 1/12th vests on the twenty-third day of each month commencing June 23, 2012.

(10)
Mr. Castro was granted options to purchase 80,000 shares on 2/26/09, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(11)
Mr. Castro was granted options to purchase 290,000 shares on 7/16/09, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(12)
Mr. Castro was granted options to purchase 150,000 shares on 9/14/10, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

(13)
Mr. Castro was granted options to purchase 100,000 shares on 8/24/11, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

The following executive officers listed in the above table exercised options during the fiscal year ended December 31, 2012:

Name	# Options Exercised	Exercise Price	Total
Eduard Jaeger	215,728 shares	$0.09	$19,416
Eduard Jaeger	32,053 shares	$0.09	$2,885
Eduard Jaeger	431,455 shares	$0.09	$38,831
Eduard Jaeger	154,097 shares	$0.09	$13,869

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

R. D. Pete Bloomer	28,750	23,265	52,015
Scott Alderton (1)	28,750	23,265	52,015
Vane Clayton	28,750	23,265	52,015
Kenneth J. Frank, M.D.	6,250	-	6,250
David Jacobs	18,214	23,265	41,479

(1)      Fees granted to Mr. Alderton are made to the law firm Stubbs Alderton and Markiles, LLP, of which he is a partner.

The following directors listed in the above table exercised options during the fiscal year ended December 31, 2012:

Name	# Options Exercised	Exercise Price	Total
Scott Alderton	129,437 shares	$0.09	$11,649
Scott Alderton	31,854 shares	$0.09	$2,867
Scott Alderton	75,000 shares	$0.09	$6,750
Scott Alderton	75,000 shares	$0.09	$6,750
Scott Alderton	250,000 shares	$0.095	$23,750

In 2011, non-employee directors of Ironclad received $25,000 for attending meetings and serving on Ironclad California’s board of directors.  In 2012, non-employee directors of Ironclad received $28,750 for attending meetings and serving on Ironclad California’s board of directors. Since April 2000, non-employee directors of Ironclad California have each received options to purchase shares of Ironclad common stock upon their appointment to our board of directors and periodically thereafter.  We expect to continue the practice of compensating our directors with options to purchase our common stock going forward.  Compensation payable to non-employee directors may be adjusted from time to time, as approved by our board of directors.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of February 28, 2013 by:

•	each of our executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 28, 2013 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 76,704,275 shares of our common stock outstanding on February 28, 2013.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Ironclad Performance Wear Corporation, 2201 Park Place, Suite 101, El Segundo, California 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Eduard Albert Jaeger (1)	4,694,156	6.0%
Director, Head of New Business Development
Rhonda Hoffarth (2)	727,156	*
Executive Vice President Sales & Marketing
Thomas Kreig (3)	549,027	*
Senior Vice President of Finance, Secretary
Federico Castro (4)	475,253	*
Vice President of Sales and Marketing
R.D. Pete Bloomer (5)	891,981	1.2%
Director
Vane Clayton (6)	754,871	1.0%
Director
Scott Jarus (7)	7,169,640	9.3%
Executive Chairman, Director, Chief Executive Officer
David Jacobs (8)	142,940	*
Director
Michael DiGregorio (9)	159,750	*
Director
Charles Giffen (10)	39,750	*
Director
Directors and officers as a group (10 persons) (11)	15,604,524	19.2%

5% Shareholders:
Ronald Chez	5,972,380	7.8%
Kenneth J. Frank	5,842,951	7.6%
*           Less than 1%

(1)
Consists of (i) 2,763,984 shares of common stock held by Eduard and Kari Family Trust dtd 7/19/2006, of which Eduard Albert Jaeger is a trustee and as such has voting and investment power, (ii) 833,333 shares of common stock held directly by Mr. Jaeger, and (iii) 1,096,839 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.  Mr. Jaeger disclaims beneficial ownership of the shares of common stock held by Eduard and Kari Family Trust dtd 7/19/2006 except to the extent of his pecuniary interest therein.

(2)	Includes 522,987 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.

(3)	Includes 417,802 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.

(4)	Consists of 475,253 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.

(5)
Consists of (i) 11,591 shares of common stock held directly, (ii) 46,722 shares of common stock held by CVM Management, Inc., of which Mr. Bloomer is the President and as such has voting and investment power, and (iii) 833,668 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.

(6)	Includes 704,231 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.

(7)
Consists of (i) 7,026,700 shares of common stock held by the Jarus Family Trust, for which Mr. Jarus exercises voting and investment power, and (ii) 142,940 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.

(8)	Consists of 142,940 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.

(9)	Includes 39,750 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.

(10)	Consists of 39,750 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.

(11)
Consists of (i) 11,188,364 shares of common stock, and (ii) 4,416,160 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of February 28, 2013.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Stock Incentive Plan)	638,485	(1)	$0.09	-

Equity compensation plans approved by security holders (2006 Stock Incentive Plan)	8,931,970	(2)	$0.115	2,022,768

Equity compensation plans approved by security holders (Warrants)	43,146	(3)	$0.185	-

Total	9,613,601		$0.114	2,022,768

(1)           This number represents options assumed in connection with the merger with Ironclad California.

(2)           This number represents stock options to purchase 8,931,970 shares of our common stock under the 2006 Stock Incentive Plan, or the Plan.

(3)           This number represents warrants issued to purchase 43,146 shares of our common stock in exchange for services.  This warrant has no expiration.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Mr. Alderton, one of our board members since August 2002, is a partner of the law firm Stubbs, Alderton and Markiles, LLP, or SAM, which serves as our attorney of record.  SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.  The Company incurred legal fees for services rendered by SAM of $160,283 and $137,566 in 2012 and 2011, respectively.   Mr. Alderton ceased to serve as a member of our board on December 31, 2012.

Director Independence

Our board of directors currently consists of seven members: Messrs. Jarus (Chairman), Jaeger, Bloomer, Clayton, DiGregorio, Giffen and Jacobs.  We are not a “listed issuer” under SEC rules.  We believe that Messrs. Bloomer, Clayton, DiGregorio, Giffen and Jacobs are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market.

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

Audit Fees

Fees for audit services totaled approximately $98,750 and $93,800 for the years ended December 31, 2012 and 2011, respectively, including fees associated with the annual audit, and reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees

Fees for audit-related services totaled approximately $-0- and $2,300 for the years ended December 31, 2012 and 2011, respectively.  Audit-related services principally include accounting consultations.

Tax Fees

Fees were incurred totaling approximately $10,850 and $10,500 during the years ended December 31, 2012 and 2011, respectively for tax services, including for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were incurred during the years ended December 31, 2012 and 2011 for services provided by EFP Rotenberg, LLP, except as described above.

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

3.1.3	Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed March 15, 2012.
4.1.1	Articles of Domestication of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
4.1.2
Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006.  Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

4.1.3	Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
4.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed March 15, 2012.
4.3	Ironclad Performance Wear Corporation 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-139210), filed December 8, 2006.
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

10.1†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed December 21, 2012.
10.2†	Separation Agreement between Eduard Albert Jaeger and the Registrant. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
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

10.9†*	Ironclad Performance Wear Annual Incentive Plan – 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed March 2, 2012
10.10
Business Loan Agreement dated November 30, 2012, between Ironclad Performance Wear Corporation and Union Bank, N.A.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed December 11, 2012.

10.11
Security Agreement dated November 30, 2012, between Ironclad Performance Wear Corporation and Union Bank, N.A.  Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed December 11, 2012.

10.12
Commercial Promissory Note issued on November 30, 2012 by Ironclad Performance Wear Corporation in favor of Union Bank, N.A.  Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-51365), filed December 11, 2012.

10.13*
Settlement Agreement and Mutual General Release dated December 14, 2012, by and among Ironclad Performance Wear Corporation, Scott Jarus, Scott Alderton, Eduard A. Jaeger, R.D. Pete Bloomer, Vane Clayton, David Jacobs, Kenneth J. Frank, Richard B. Kronman, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter and Marcel Sassola.

10.14
Voting Agreement dated December 14, 2012, by and among Ironclad Performance Wear Corporation, Kenneth J. Frank, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter, Marcel Sassola, Eduard A. Jaeger, Richard B. Kronman and Scott Jarus.

21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
23.1	Consent of Rotenberg & Co.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.

Exhibit Number	Exhibit Title

101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 13, 2013		/s/ Thomas Kreig
	By:	Thomas Kreig
	Its:	Senior Vice President of Finance and
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

Name	Title	Date

/s/ Scott Jarus	Chief Executive Officer,	March 13, 2013
Scott Jarus	Chairman of the Board and Director (Principal Executive Officer)

/s/ Thomas Kreig	Senior Vice President of Finance and	March 13, 2013
Thomas Kreig	Principal Financial Officer (Principal Financial and Accounting Officer)

/s/ David Jacobs	Director	March 13, 2013
David Jacobs

/s/ R. D. Pete Bloomer	Director	March 13, 2013
R. D. Pete Bloomer

/s/ Vane Clayton	Director	March 13, 2013
Vane Clayton

/s/ Eduard Albert Jaeger	Director and Head of New Business	March 13, 2013
Eduard Albert Jaeger	Development

	Director	March __, 2013
Michael DiGregorio

/s/ Charles Giffen	Director	March 13, 2013
Charles Giffen