Form 10-Q
period 2013-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2013-05-14
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________ .

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

As of May 14, 2013, the registrant had 76,704,275 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$504,663	$721,589
Accounts receivable net of allowance for doubtful accounts of $48,000	3,656,130	6,423,670
Due from factor without recourse	187,113	915,492
Inventory, net of reserve of $619,000	7,286,047	5,281,445
Deposits on inventory	572,017	716,273
Prepaid and other	400,758	308,814
Deferred tax assets - current	857,500	857,500
Total current assets	13,464,228	15,224,783

PROPERTY AND EQUIPMENT
Computer equipment and software	515,610	515,058
Vehicles	43,680	43,680
Office equipment and furniture	187,270	179,835
Leasehold improvements	88,457	47,381
Less: accumulated depreciation	(567,201)	(529,917)
Total property and equipment, net	267,816	256,037

Trademarks and patents, net of accumulated amortization of $42,496 and $40,318	133,090	132,168
Deposits	10,204	10,204
Total other assets	143,294	142,372

Total Assets	$13,875,338	$15,623,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,616,571	$4,932,648
Line of credit	2,075,697	1,483,883
Total current liabilities	4,692,268	6,416,531

Total Liabilities	4,692,268	6,416,531

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 76,704,275 and 76,447,587 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	76,704	76,448
Additional paid-in capital	19,018,608	18,920,811
Accumulated deficit	(9,912,242)	(9,790,598)
Total Stockholders’ Equity	9,183,070	9,206,661
Total Liabilities and Stockholders’ Equity	$13,875,338	$15,623,192

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
REVENUES
Net sales	$5,315,656	$5,347,865

COST OF SALES
Cost of sales	3,335,770	3,394,516

GROSS PROFIT	1,979,886	1,953,349

OPERATING EXPENSES
General and administrative	806,571	622,008
Sales and marketing	772,639	684,571
Research and development	183,744	129,707
Purchasing, warehousing and distribution	288,649	249,783
Depreciation and amortization	40,556	38,784

Total operating expenses	2,092,159	1,724,853

INCOME (LOSS) FROM OPERATIONS	(112,273)	228,496

OTHER INCOME (EXPENSE)

Interest expense	(9,454)	(9,077)
Interest income	33	11,892
Other income, net	-	54,675
Gain on disposition of equipment	50	-
Total other income (expense)	(9,371)	57,490

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(121,644)	285,986

PROVISION FOR INCOME TAXES	-	39,000

NET INCOME (LOSS)	$(121,644)	$246,986

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	76,611,895	74,986,329
Diluted	85,902,094	83,539,450

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(121,644)	$246,986
Adjustments to reconcile net income (loss) provided (used) by operating activities:
Depreciation	38,378	36,733
Amortization	2,178	2,051
Non-cash compensation:
Common stock issued for services	-	518
Stock option expense	74,951	27,421
Gain on disposition of equipment	(50)	-
Changes in operating assets and liabilities:
Accounts receivable	2,767,539	(1,385,785)
Due from factor without recourse	728,379	1,800,054
Inventory	(2,004,602)	548,599
Deposits on inventory	144,256	(117,785)
Prepaid and other	(91,943)	6,419
Accounts payable and accrued expenses	(2,316,077)	(282,317)
Net cash flows provided (used) by operating activities	(778,635)	882,894

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(50,157)	(27,139)
Proceeds from sale of assets	50	-
Investment in trademarks	(3,100)	(1,900)
Net cash flows used in investing activities	(53,207)	(29,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	23,102	157,322
Proceeds from bank line of credit	5,429,932	6,235,387
Payments to bank line of credit	(4,838,118)	(7,452,754)
Net cash flows provided (used) by financing activities	614,916	(1,060,045)

NET DECREASE IN CASH	(216,926)	(206,190)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	721,589	1,060,125
CASH AND CASH EQUIVALENTS END OF PERIOD	$504,663	$853,935

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$9,454	$9,077
Income taxes paid in cash	$146,000	$35,000

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION
Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received six U.S. patents and three U.S. patents pending and one international patent and one international patent pending for design and technological innovations incorporated in its performance work gloves. The Company has 58 registered U.S. trademarks, 12 in-use U.S. trademarks, 22 registered international trademarks, one trademark pending and 7 copyright marks.

2. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2013.

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

Accounts Receivable

The Company factored designated trade receivables pursuant to a factoring agreement with an unrelated Factor.  On December 7, 2009 the Company entered into a new factoring agreement whereby it assigned certain of its trade receivables with recourse and other trade receivables without recourse.  The Company incurred a one-time servicing fee (discount) of 0.75% as a percentage of the face value of each invoice assigned to the Factor.  This servicing fee was recorded on the condensed consolidated statement of operations in the period of sale.  Servicing fees incurred for the three months ended March 31, 2013 and 2012 were $-0- and $19,636, respectively.  The financing of accounts receivable without recourse is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sales of Financial Assets.”  The Factor, based on its internal credit policies, determined which customer trade receivables it would accept without recourse and assigned a credit limit for that customer.  The Company then assigned (sold) the face value of certain trade receivable invoices to the Factor, excluded them from accounts receivable, and recorded a current asset entitled “Due from factor without recourse” on the condensed consolidated balance sheet and they were reflected as cash provided by operating activities on the condensed consolidated statement of cash flows. Thereafter, the Company was entitled to borrow up to 70% of the value of such invoices through its line of credit with the Factor.  The Factor retained the remaining 30% of the outstanding factored accounts receivable as a reserve.  The Factor handled all collection activities and received payment from the customer into its own bank lockbox account.  The Factor had no recourse to the Company for failure of debtors of those designated accounts receivable.  The Factor reimbursed the Company for its purchased invoices by applying the funds collected from the customer as payments against the Company’s line of credit.

Trade receivables with recourse were also assigned to the Factor as an additional source of financing, and were carried at the original invoice amount less an estimate made for doubtful accounts.  Under the terms of the recourse provision, the Company was required to reimburse the Factor, upon demand, for factored receivables that were not paid on time.  Accordingly, those receivables were accounted for as a secured borrowing arrangement and not as a sale of financial assets.  On December 7, 2012 the Company terminated this factoring agreement.  The amounts showing as “Due from factor without recourse” on the balance sheet reflect open balances that are being collected through the Factor.

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

Accounts Receivable and Due From Factor	March 31, 2013	December 31, 2012

Accounts receivable – non factored	$3,693,762	$6,471,670
Accounts receivable - factored with recourse	10,368	-
Less - allowance for doubtful accounts	(48,000)	(48,000)

Net accounts receivable	$3,656,130	$6,423,670

Due from factor without recourse	$187,113	$915,492

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

Revenue Recognition

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer, however we have negotiated special terms with certain customers and industries. The Company typically collects payment from a customer within 30 to 45 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership generally passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products. The Company recognizes revenues when products are delivered, or shipped to customers, based on terms of agreement with the customers.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign customers.

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$4,672,400	$17,635	$4,690,035	$4,368,520	$22,465	$4,390,985
International	625,621	-	625,621	956,830	50	956,880
Total	$5,298,021	$17,635	$5,315,656	$5,325,350	$22,515	$5,347,865

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months ended March 31, 2013 and 2012 were $3,335,770 and $3,394,516, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three months ending March 31, 2013 and 2012 were $288,649 and $249,783, respectively. These costs were comprised of salaries and benefits of approximately $111,400 and $112,300; office expenses of approximately $17,700 and $13,300; travel and lodging of approximately $3,100 and $2,700; and warehouse operations of approximately $156,400 and $121,500, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three months ending March 31, 2013 and 2012 were approximately $17,100 or 0.3% and $11,300 or 0.2%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three months ending March 31, 2013 and 2012 were approximately $79,500 or 1.4% and $15,800 or 0.3%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three months ending March 31, 2013 and 2012 were approximately $21,100 or 0.4% and $30,200 or 0.6%, respectively. Adjustments to the product returns reserve for the three months ending March 31, 2013 and 2012 were approximately $10,000 or 0.2% and $25,000 or 0.5%, respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/12	$65,000
Payments Recorded During the Period	(117,702)
(52,702)
Accrual for New Liabilities During the Reporting Period	127,702
Reserve Balance 3/31/13	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2013 and 2012 were $125,445 and $110,933, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $2,776,000 or 52% of net sales for the quarter ended March 31, 2013.  Two customers accounted for approximately $2,508,000 or 47% of net sales for the three months ended March 31, 2012.  No other customers accounted for more than 10% of net sales during the periods.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 69% of total purchases for the three months ended March 31, 2013.  Two suppliers, who are located overseas, accounted for approximately 74% of total purchases for the three months ended March 31, 2012.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the quarters ended March 31:

	2013	2012
Numerator: Net Income (Loss)	$(121,644)	$246,986
Denominator: Basic EPS
Common shares outstanding, beginning of period	76,028,200	73,446,414
Weighted average common shares issued during the period	583,695	1,539,915
Denominator for basic earnings per common share	76,611,895	74,986,329
Denominator: Diluted EPS
Common shares outstanding, beginning of period	76,028,200	73,446,414
Weighted average common shares issued during the period	583,695	1,539,915
Dilutive warrants outstanding at end of the period	43,146	43,146
Dilutive stock options outstanding at the end of the period	9,247,053	8,509,975
Denominator for diluted earnings per common share	85,902,094	83,539,450

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Options outstanding under the Company’s stock option plans	214,000	-
Common Stock Warrants	-	-

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

The components of the provision for income taxes for the three months ended March 31, 2013 and 2012 were $-0- and $39,000, respectively.  The current quarter’s tax provision is comprised of $-0- for the current year’s state provision and $-0- for the current year’s federal provision.  The provision for income taxes for the prior year quarter’s tax provision is comprised of $36,000 for the previous year’s state taxes and $3,000 for the prior year’s federal provision.  Based on its history of losses, the Company provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized.  For the year ended December 31, 2012 the Company reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets.  Accordingly, the Company has reversed approximately 30% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $857,500.  We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred tax assets and have accordingly provided a 70% valuation allowance against our remaining deferred tax assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At March 31, 2013 and December 31, 2012, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of March 31, 2013 and December 31, 2012. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: None	$-	$-	$-	$-	$-	$-

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

3. Inventory

At March 31, 2013 and December 31, 2012 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $619,000 at March 31, 2013 and December 31, 2012.
	March 31, 2013	December 31, 2012

Finished goods	$7,286,047	$5,281,445

4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012

Computer hardware and software	$515,610	$515,058
Vehicles	43,680	43,680
Office furniture and equipment	187,270	179,835
Leasehold improvements	88,457	47,381

	835,017	785,954
Less: Accumulated depreciation	(567,201)	(529,917)
Property and equipment, net	$267,816	$256,037

Depreciation expense for the three months ended March 31, 2013 and 2012 was $38,378 and $36,733, respectively, and for the twelve months ended December 31, 2012 was $149,666.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	March 31, 2013	December 31, 2012

Trademarks	$150,751	$147,651
Patents	24,835	24,835
Less: Accumulated amortization	(42,496)	(40,318)
Trademarks and Patents, net	$133,090	$132,168

Trademarks and patents consist of definite-lived trademarks and patents of $113,368 and $111,043 and indefinite-lived trademarks and patents of $62,218 and $61,443 at March 31, 2013 and December 31, 2012, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the three months ended March 31, 2013 and 2012 was $2,178 and $2,051, respectively, and for the twelve months ended December 31, 2012 was $8,403.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Accounts payable	$1,383,247	$1,511,865
Accrued rebates and co-op	216,012	322,159
Accrued bonus	199,489	735,250
Customer deposits	270,688	1,730,899
Accrued returns reserve	75,000	65,000
Accrued expenses - other	472,135	567,475

Total accounts payable and accrued expenses	$2,616,571	$4,932,648

7. Bank Lines of Credit

Factoring Agreement

On December 7, 2009 the Company entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigned certain of its accounts receivable without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determined which accounts receivable it would accept without recourse.  This facility allowed the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount could not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable.  All of the Company’s assets secured amounts borrowed under the terms of this agreement.  Interest on outstanding balances based on accounts receivable accrued at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrued at LIBOR plus 6.5%.  This agreement had an initial term of thirty-six (36) months.  On December 1, 2011, this agreement was amended to increase the Company’s limit on permissible capital equipment expenditures from $100,000 to $250,000 per year, effective for 2011 and 2012.  On December 7, 2012 the Company terminated this factoring agreement.  As of December 31, 2012, the total amount due from factor was $915,492 which represents open factored balances that are being collected through the Factor.  As of March 31, 2013, the total amount due from factor was $187,113.

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

As of March 31, 2013 and December 31, 2012, the total amounts due to Union Bank were $2,075,697 and $1,483,883, respectively.

8. Equity Transactions

Common Stock

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

On January 14, 2013 the Company issued 172,582 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On February 5, 2013 the Company issued 35,513 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On February 25, 2013 the Company issued 48,595 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

There were 76,704,275 shares of common stock of the Company outstanding at March 31, 2013.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2012	43,146	0.19
Warrants exercised	-
Warrants outstanding at March 31, 2013	43,146	0.19

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

For stock options issued during the quarter ended March 31, 2013, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	March 31, 2013
Risk free interest rate	0.12%	to	1.25%
Dividends		-
Volatility factor	80.0%	to	88.3%
Expected life (years)	5.5	to	6.25

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	10,416,536	$0.094
Granted	1,301,625	$0.240
Exercised	(1,836,831)	$0.091
Cancelled/Expired	(449,875)	$0.120
Outstanding at December 31, 2012	9,431,455	$0.114
Granted	373,000	$0.266
Exercised	(256,690)	$0.090
Cancelled/Expired	(86,712)	$0.110
Outstanding at March 31, 2013	9,461,053	$0.120
Exercisable at March 31, 2013	6,887,292	$0.111

The following table summarizes information about stock options outstanding at March 31, 2013:

Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09	-	$0.27	9,461,053	6.78	$0.12	$1,417,390

The following table summarizes information about stock options exercisable at March 31, 2013:

Range of Exercise Price			Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09	-	$0.26	6,887,292	6.11	$0.111	$1,091,650

The following table summarizes information about non-vested stock options at March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2012	2,872,617	$0.10
Granted	373,000	$0.27
Vested	(548,715)	$0.16
Forfeited	(123,141)	$0.11
Non-Vested at March 31, 2013	2,573,761	$0.14

In accordance with ASC 718, the Company recorded $74,951 and $27,421 of compensation expense for employee stock options during the three months ended March 31, 2013 and 2012. These compensation expense charges were recorded in the following operating expense categories for 2013 and 2012, respectively; general and administrative - $52,048 and $5,202; sales and marketing - $13,584 and $14,464; research and development - $4,701 and $3,608; and purchasing, warehousing and distribution - $4,618 and $4,147. There was a total of $246,416 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2013. This cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the three months ended March 31, 2013 was $64,571.

9. Income Taxes

The Company adopted FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” as of January 1, 2007. FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, FASB ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustments were required upon adoption of FASB ASC 740-10.

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2009 through 2012. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2008 through 2012.  The Company’s 2012 tax returns are under extension.  The federal and state income tax provision in 2012 is primarily due to higher 2012 profits, and the projected continuing California NOL utilization suspension.  Subsequent to year-end we have discovered that the California NOL utilization suspension has not been renewed.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended March 31, 2013 and 2012 as follows:

	March 31, 2013	March 31, 2012
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	(101.1%)	6.0%
Change in valuation allowance	67.1%	(25.2%)
Total	-%	14.8%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize some portion or all of the benefits of these deductible differences, and has chosen to reduce its valuation allowance against its deferred tax assets to 70%.

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at March 31, 2013 and 2012 consisted of the following:

	2013	2012
Deferred tax assets
Net operating loss carryforward	$2,633,373	$3,463,805
Stock option expense	1,301,353	1,196,570
Allowance for doubtful accounts	20,563	15,851
Allowance for product returns	32,130	37,271
Accrued compensation	(43,037)	103,444
Inventory reserve	265,180	197,064
Other	2,076	20,116
Tax credits	65,529	-
Valuation allowance	(3,106,035)	(4,647,947)
Total deferred tax assets	1,171,132	386,174
Deferred tax liabilities - state taxes	(313,632)	(386,174)
Net deferred tax assets/liabilities	$857,500	$-

As of March 31, 2013, the Company had unused federal and state contribution carryovers of $4,847 that expire in 2013 through 2018.

As of March 31, 2013, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $6,043,000 and $6,871,000, respectively, that expire between 2015 and 2025.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  Rent expense for this facility for the three months ended March 31, 2013 was $38,069.

The Company has various non-cancelable operating leases for office equipment expiring through July 2016.  Equipment lease expense charged to operations under these leases for the three months ended March 31, 2013 was $2,533.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2013	118,017	3,836	121,853
2014	161,628	3,924	165,552
2015	165,912	1,541	167,453
2016	84,558	899	85,457
Thereafter	-	-	-

	$530,115	$10,200	$540,315

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

11. Related Party Transactions

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is Ironclad’s attorney of record.  SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006.  On December 31, 2012 Mr. Alderton resigned from our Board of Directors.  The Company has incurred legal fees from SAM for the quarter’s ended March 31, 2013 and 2012 of $31,096 and $34,623, respectively.

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

In summary, the outcome of the Company’s challenge to the classification of some of its products for the purpose of determining the appropriate duty rate has been resolved.  We have received successful rulings lowering duties on specific styles of gloves, and we have modified the wrist closure on some of our gloves to conform with the current classification, where feasible.  The Company continued to challenge the higher classification for certain styles of gloves under protest and the protest denials have been summonsed to the Court of International Trade (“CIT”). These entries at the CIT have been approved for stipulation to the Justice Department and the Company has received reimbursement from the U.S. Customs Office throughout 2012 of previously paid duties of $107,417 plus accrued interest of $19,001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2013 and 2012. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2012 we entered the Canadian and European markets through distributors and international sales represented approximately 7% - 18% of total sales. We plan to continue to pursue sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2013.

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

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions.  On December 7, 2009 we entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assigned certain of our accounts receivables without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determined which accounts receivable it would accept on a no recourse basis. This facility allowed us to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of eligible accounts receivable set forth in the agreement and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount could not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secured amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable accrued at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrued at LIBOR plus 6.5%. This agreement had an initial term of thirty-six (36) months.  On December 7, 2012 we terminated this factoring agreement.

On November 30, 2012 we entered into a Business Loan Agreement with Union Bank, N.A. which provides a revolving loan of up to $6,000,000.  The first $3,500,000 of advances under this facility are under an open line-of-credit.  Advances in excess of $3,500,000, up to the line limit of $6,000,000, are subject to a Borrowing Base report.  The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) the lesser of (i) 50% of the value of eligible landed inventory and (ii) $2,750,000, plus (c) 35% of eligible in-transit inventory.  In addition, during the months of April to October each calendar year, the outstanding principal amount of all advances against eligible inventory shall not exceed 150% of the aggregate outstanding principal amount of advances against eligible accounts receivable.  All of our assets secure amounts borrowed under the terms of this agreement.  Interest on borrowed funds accrue at Prime minus 0.25% unless we choose to “fix” a portion of the indebtedness (minimum $150,000) at LIBOR plus 2% for fixed periods of time ranging from 30 days to 360 days.

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

Revenue Recognition

Under our sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. Our standard terms are typically net 30 days from the transfer of title to the products to a customer. We typically collect payment from a customer within 30 to 45 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer. The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us. A customer’s obligation to pay us for products sold to it is not contingent upon the resale of those products. We recognize revenue at the time title is transferred to a customer.

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$4,672,400	$17,635	$4,690,035	$4,368,520	$22,465	$4,390,985
International	625,621	-	625,621	956,830	50	956,880
Total	$5,298,021	$17,635	$5,315,656	$5,325,350	$22,515	$5,347,865

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. As of March 31, 2013 and December 31, 2012, our inventory reserve was $619,000.  All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $48,000 at March 31, 2013 and $48,000 at December 31, 2012.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/12	$65,000
Payments Recorded During the Period	(117,702)
(52,702)
Accrual for New Liabilities During the Reporting Period	127,702
Reserve Balance 3/31/13	$75,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  We have reported losses for 2003, 2004, 2005, 2006, 2007, 2008 and 2009, and uncertainty exists as to whether benefits from deferred tax assets will be utilized.  In the past we have fully reserved our deferred tax assets, however, we have now had several years in a row of sustained profits and believe it would now be appropriate to reduce this valuation allowance.  Accordingly, at December 31, 2012 we reduced our valuation allowance to approximately 70%.  There remains sufficient future uncertainty that we have determined not to record any additional long-term deferred tax assets at this time.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Net Sales decreased $32,209 or 0.6%, to $5,315,656 in the quarter ended March 31, 2013 from $5,347,865 for the corresponding period in 2012. Two customers accounted for 52.2% of net sales during the quarter ended March 31, 2013 and two customers accounted for 46.9% of net sales during the quarter ended March 31, 2012.  Net sales decreased slightly for the quarter due to timing shifts in our industrial/safety and international segments, offset by increases in our automotive and ecommerce segments.  We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $26,537 to $1,979,886 for the quarter ended March 31, 2013 from $1,953,349 for the corresponding period in 2012. Gross profit, as a percentage of net sales, or gross margin, increased to 37.2% in the first quarter of 2013 from 36.5% in the same quarter of 2012.  The increase in gross profit of 0.7% for the first quarter was primarily due to a decrease in lower margin international sales.

Operating Expenses increased by $367,307, or 21.3%, to $2,092,160 in the first quarter of 2013 from $1,724,853 in the first quarter of 2012.  As a percentage of net sales, operating expenses increased to 39.4% in the first quarter of 2013 from 32.3% in the same period of 2012.  The increased spending for the first quarter of 2013 was primarily driven by increases in personnel costs of $166,000; legal fees of $10,000; outside third-party services of $42,000; investor relations expenses of $17,000; sales commissions of $27,000; advertising and trade show expenses of $43,000; consulting expenses of $13,000; and overall general operating expenses of $89,000.  These were offset by decreased rent expense of $13,000; and decreased bank fees of $27,000.  We continue our efforts to identify, capitalize on and maintain cost saving measures and opportunities throughout the company while modestly increasing our marketing and corporate branding efforts.  Our number of employees was 29 at March 31, 2013 and 27 at March 31, 2012.

Income (Loss) from Operations decreased $340,770 or 149%, to a loss of $112,273 in the first quarter of 2013 from income of $228,496 in the first quarter of 2012. Loss from operations as a percentage of net sales decreased to (2.1%) in the first quarter of 2013 from 4.3% in the first quarter of 2012.  The decrease in income from operations in the three month period was primarily due to increased operating expenses in the period.

Interest Expense increased $377 to $9,454 in the first quarter of 2013 from $9,077 in the same period of 2012.  This increase is due to higher borrowings under our bank line of credit agreement.

Interest Income was $33 in the first quarter of 2013 as compared with $11,892 in the first quarter of 2012.  Last year’s interest income was comprised primarily of interest on refunds from the U.S. Customs Department for previously contested duties of $11,855, plus bank interest of $37.

Other Income was $-0- for the first quarter of 2013 as compared with $54,675 in the same period of 2012.  The prior year quarter was comprised of refunds from the U.S. Customs Department for previously contested duties.  The current year includes a Gain on Disposition of Equipment of $50.

Net Income (Loss) decreased $368,631 to a loss of $121,644 in the first quarter of 2013 from income of $246,986 in the first quarter of 2012.  This decrease was primarily the result of higher operating expenses in the current quarter.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period and fall promotions.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to exhibit moderate and uneven growth, which affects some of our channels, we have been experiencing some mixed growth in certain channels, industrial/safety, international and automotive, which helps offset declines in other areas.

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

On December 7, 2009 we entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby we assigned certain of our accounts receivables without recourse and other accounts receivable with recourse.  FCC, based on its internal credit policies, determined which accounts receivable it would accept without recourse.  This facility allowed us to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount could not exceed the lesser of $1,500,000, 50% of eligible inventory or the net amount of eligible accounts receivable. All of our assets secured amounts borrowed under the terms of this agreement.  The interest rate was based on the level of our rolling twelve month EBITDA/ASC718 balance.  In 2012 we maintained a 2% rate savings for the entire year.  The 2% rate savings was the best rate available under our agreement. Interest on outstanding balances based on accounts receivable accrued at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrued at LIBOR plus 6.5%.  On December 1, 2011, this agreement was amended to increase our limit on permissible capital equipment expenditures from $100,000 to $250,000 per year, effective for 2011 and 2012.  On December 7, 2012 we terminated this factoring agreement.

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

The decrease in operating cash flow is primarily the result of increases in stock inventory plus a large component of accrued inventory in transit, net of reductions in year-end accounts receivable.

At March 31, 2013 and December 31, 2012 we had available, but unused credit under this facility of approximately $3,924,000 and $4,516,000, respectively.

Off Balance Sheet Arrangements

At March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have funded our operations and capital expenditures with cash flow from operations, our cash on hand, and credit agreements.  As part of our planned growth, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure.

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

Our glove products are manufactured by 7 manufacturers operating in China, Hong Kong, Indonesia and Cambodia. Our performance apparel products have historically been manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 18% of our fiscal 2012 net revenues and 10% of year-to-date 2013 net revenues, were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

Difficult economic conditions could also increase the risk of extending credit to our retailers.  Since we have entered into a business loan agreement, a customer’s financial problems would limit the amount of advances available thereunder by reducing our borrowing base, and could cause us to assume more credit risk relating to that customer or to curtail business with that customer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of March 31, 2013, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 14, 2013	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance