Form 10-Q
period 2013-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2013-08-14
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

[ ]	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one);

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [x]

As of August 13, 2013, the registrant had 76,704,275 shares of common stock issued and outstanding.

PART I

 ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$228,653	$721,589
Accounts receivable net of allowance for doubtful accounts of $48,000	3,711,423	6,423,670
Due from factor without recourse	—	915,492
Inventory, net of reserve of $619,000	8,119,175	5,281,445
Deposits on inventory	787,023	716,273
Prepaid and other	440,229	308,814
Deferred tax assets - current	857,500	857,500
Total current assets	14,144,003	15,224,783

PROPERTY AND EQUIPMENT
Computer equipment and software	521,570	515,058
Vehicles	43,680	43,680
Office equipment and furniture	220,490	179,835
Leasehold improvements	95,455	47,381
Less: accumulated depreciation	(609,765)	(529,917)
Total property and equipment, net	271,430	256,037

Trademarks and patents, net of accumulated amortization of $44,692 and $40,318	132,694	132,168
Deposits	10,204	10,204
Total other assets	142,898	142,372

Total Assets	$14,558,331	$15,623,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,116,545	$4,932,648
Line of credit	3,399,277	1,483,883
Total current liabilities	5,515,822	6,416,531

Total Liabilities	5,515,822	6,416,531

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 76,704,275 and 76,447,587 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	76,704	76,448
Additional paid-in capital	19,092,835	18,920,811
Accumulated deficit	(10,127,030)	(9,790,598)
Total Stockholders’ Equity	9,042,509	9,206,661
Total Liabilities and Stockholders’ Equity	$14,558,331	$15,623,192

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Net sales	$4,519,211	$4,546,595	$9,834,867	$9,894,460

COST OF SALES
Cost of sales	2,960,998	2,761,916	6,296,768	6,156,432

GROSS PROFIT	1,558,213	1,784,679	3,538,099	3,738,028

OPERATING EXPENSES
General and administrative	611,897	734,905	1,418,469	1,356,913
Sales and marketing	799,235	601,739	1,571,873	1,286,310
Research and development	181,610	126,454	365,354	256,161
Purchasing, warehousing and distribution	289,832	254,755	578,481	504,538
Depreciation and amortization	44,760	40,005	85,316	78,789

Total operating expenses	1,927,334	1,757,858	4,019,493	3,482,711

INCOME (LOSS) FROM OPERATIONS	(369,121)	26,821	(481,394)	255,317

OTHER INCOME (EXPENSE)

Interest expense	(21,905)	(4,888)	(31,359)	(13,965)
Interest income	41	8,569	74	20,461
Other income , net	1	27,481	1	82,156
Gain on disposition of equipment	—	—	50	—
Total other income (expense)	(21,863)	31,162	(31,234)	88,652

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(390,984)	57,983	(512,628)	343,969

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(176,196)	39,000	(176,196)	78,000

NET INCOME (LOSS)	$(214,788)	$18,983	$(336,432)	$265,969

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	76,704,277	76,354,001	76,658,341	75,670,166
Diluted	85,735,188	84,907,124	85,689,252	84,223,287

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(336,432)	$265,969
Adjustments to reconcile net income (loss) provided (used) by operating activities:
Allowance for bad debts	—	7,000
Depreciation	80,942	74,665
Amortization	4,374	4,124
Non-cash compensation:
Common stock issued for services	—	518
Stock option expense	149,178	53,820
Gain on disposition of equipment	(50)	—
Changes in operating assets and liabilities:
Accounts receivable	2,712,247	(1,682,156)
Due from factor without recourse	915,492	2,056,584
Inventory	(2,837,730)	128,054
Deposits on inventory	(70,750)	(514,926)
Prepaid and other	(131,415)	(45,791)
Accounts payable and accrued expenses	(2,816,102)	1,223,229
Net cash flows provided (used) by operating activities	(2,330,246)	1,571,090

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(96,335)	(56,947)
Proceeds from sale of assets	50	—
Investment in trademarks	(4,900)	(3,900)
Net cash flows used in investing activities	(101,185)	(60,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	23,102	157,323
Proceeds from bank line of credit	9,087,325	17,126,864
Payments to bank line of credit	(7,171,932)	(18,788,085)
Net cash flows provided (used) by financing activities	1,938,495	(1,503,898)

NET DECREASE IN CASH	(492,936)	6,345
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	721,589	1,060,125
CASH AND CASH EQUIVALENTS END OF PERIOD	$228,653	$1,066,470

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$31,359	$13,965
Income taxes paid in cash	$146,000	$74,000

See Notes to Condensed Consolidated Financial Statements.

IRONCLAD PERFORMANCE WEAR CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received six U.S. patents and three U.S. patents pending and one international patent and one international patent pending for design and technological innovations incorporated in its performance work gloves. The Company has 57 registered U.S. trademarks, 13 in-use U.S. trademarks, 22 registered international trademarks, one trademark pending and 7 copyright marks.

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

Accounts Receivable

The Company factored designated trade receivables pursuant to a factoring agreement with an unrelated Factor. On December 7, 2009 the Company entered into a factoring agreement whereby it assigned certain of its trade receivables with recourse and other trade receivables without recourse. The Company incurred a one-time servicing fee (discount) of 0.75% as a percentage of the face value of each invoice assigned to the Factor. This servicing fee was recorded on the condensed consolidated statement of operations in the period of sale. Servicing fees incurred for the six months ended June 30, 2013 and 2012 were $-0- and $45,272, respectively. The financing of accounts receivable without recourse is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sales of Financial Assets.” The Factor, based on its internal credit policies, determined which customer trade receivables it would accept without recourse and assigned a credit limit for that customer. The Company then assigned (sold) the face value of certain trade receivable invoices to the Factor, excluded them from accounts receivable, and recorded a current asset entitled “Due from factor without recourse” on the condensed consolidated balance sheet and they were reflected as cash provided by operating activities on the condensed consolidated statement of cash flows. Thereafter, the Company was entitled to borrow up to 70% of the value of such invoices through its line of credit with the Factor. The Factor retained the remaining 30% of the outstanding factored accounts receivable as a reserve. The Factor handled all collection activities and received payment from the customer into its own bank lockbox account. The Factor had no recourse to the Company for failure of debtors of those designated accounts receivable. The Factor reimbursed the Company for its purchased invoices by applying the funds collected from the customer as payments against the Company’s line of credit.

Trade receivables with recourse were also assigned to the Factor as an additional source of financing, and were carried at the original invoice amount less an estimate made for doubtful accounts. Under the terms of the recourse provision, the Company was required to reimburse the Factor, upon demand, for factored receivables that were not paid on time. Accordingly, those receivables were accounted for as a secured borrowing arrangement and not as a sale of financial assets. On December 7, 2012 the Company terminated this factoring agreement. As of June 30, 2013, all factored accounts receivable have been collected through the Factor.

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

Accounts Receivable and Due From Factor	June 30, 2013	December 31, 2012

Accounts receivable – non factored	$3,759,423	$6,471,670
Less - allowance for doubtful accounts	(48,000)	(48,000)

Net accounts receivable	$3,711,423	$6,423,670

Due from factor without recourse	$—	$915,492

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$8,237,799	$41,709	$8,279,508	$8,140,476	$42,564	$8,183,040
International	1,554,642	717	1,555,359	1,710,749	671	1,711,420
Total	$9,792,441	$42,426	$9,834,867	$9,851,225	$43,235	$9,894,460

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three and six months ended June 30, 2013 were $2,960,998 and $6,296,768, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and six months ending June 30, 2013 were $289,832 and $578,481, respectively. These costs were comprised of salaries and benefits of approximately $124,400 and $235,800; office expenses of approximately $18,600 and $36,300; travel and lodging of approximately $700 and $3,900; and warehouse operations of approximately $146,100 and $302,500, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and six months ending June 30, 2013 were approximately $25,900 or 0.5% and $43,000 or 0.4%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and six months ending June 30, 2013 were approximately $133,600 or 2.8% and $213,100 or 2.1%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and six months ending June 30, 2013 were approximately $8,200 or 0.2% and $29,400 or 0.2%, respectively. Adjustments to the product returns reserve for the three and six months ending June 30, 2013 were approximately $-0- or 0.0% and $10,000 or 0.1%, respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/12	$65,000
Payments Recorded During the Period	(117,702)
(52,702)
Accrual for New Liabilities During the Reporting Period	127,702
Reserve Balance 3/31/13	75,000
Payments Recorded During the Period	(167,714)
(92,714)
Accrual for New Liabilities During the Reporting Period	167,714
Reserve Balance 6/30/13	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and six months ended June 30, 2013 were $126,219 and $251,664, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Three customers accounted for approximately $2,155,000 or 47.7% of net sales for the quarter ended June 30, 2013.  Three customers accounted for approximately $4,931,000 or 50.1% of net sales for the six months ended June 30, 2013.  No other customers accounted for more than 10% of net sales during the periods.

Supplier Concentrations

Three suppliers, who are located overseas, accounted for approximately 85% of total purchases for the three months ended June 30, 2013.  Two suppliers, who are located overseas, accounted for approximately 72% of total purchases for the six months ended June 30, 2013.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the six months ended June 30:

	2013	2012
Numerator: Net Income (Loss)	$(336,432)	$265,969
Denominator: Basic EPS
Common shares outstanding, beginning of period	76,028,200	73,446,414
Weighted average common shares issued during the period	630,141	2,223,752
Denominator for basic earnings per common share	76,658,341	75,670,166
Denominator: Diluted EPS
Common shares outstanding, beginning of period	76,028,200	73,446,414
Weighted average common shares issued during the period	630,141	2,223,752
Dilutive warrants outstanding at end of the period	43,146	43,146
Dilutive stock options outstanding at the end of the period	8,987,765	8,509,975
Denominator for diluted earnings per common share	85,689,252	84,223,287

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	Six Months
	Ended June 30,
	2013	2012
Options outstanding under the Company’s stock option plans	1,023,000	—
Common Stock Warrants	—	—

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

The components of the provision for income taxes for the six months ended June 30, 2013 and 2012 were ($176,196) and $78,000, respectively.  The current year’s tax provision is comprised of ($184,196) representing a refund of prior year deposits for the state provision and $8,000 for the current year’s federal provision.  The provision for income taxes for the prior year period tax provision is comprised of $72,000 for the previous year’s state taxes and $6,000 for the prior year’s federal provision.  Based on its history of losses, the Company provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2012 the Company reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets. Accordingly, the Company has reversed approximately 30% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $857,500. We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred tax. At June 30, 2013 we have determined that the 70% valuation allowance remains appropriate.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At June 30, 2013 and December 31, 2012, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of June 30, 2013 and December 31, 2012. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: None	$-	$-	$-	$-	$-	$-

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

3. Inventory

At June 30, 2013 and December 31, 2012 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $619,000 at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012

Finished goods	$8,119,175	$5,281,445

4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012

Computer hardware and software	$521,570	$515,058
Vehicles	43,680	43,680
Office furniture and equipment	220,490	179,835
Leasehold improvements	95,455	47,381

	881,195	785,954
Less: Accumulated depreciation	(609,765)	(529,917)
Property and equipment, net	$271,430	$256,037

Depreciation expense for the six months ended June 30, 2013 and 2012 was $80,942 and $74,665, respectively, and for the twelve months ended December 31, 2012 was $149,666.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	June 30,	December 31,
	2013	2012

Trademarks	$152,551	$147,651
Patents	24,835	24,835
Less: Accumulated amortization	(44,692)	(40,318)
Trademarks and Patents, net	$132,694	$132,168

Trademarks and patents consist of definite-lived trademarks and patents of $117,268 and $111,043 and indefinite-lived trademarks and patents of $60,118 and $61,443 at June 30, 2013 and December 31, 2012, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the six months ended June 30, 2013 and 2012 was $4,374 and $4,124, respectively, and for the twelve months ended December 31, 2012 was $8,403.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Accounts payable	$872,942	$1,511,865
Accrued rebates and co-op	234,183	322,159
Accrued bonus	182,816	735,250
Customer deposits	298,475	1,730,899
Accrued returns reserve	75,000	65,000
Accrued expenses - other	453,129	567,475

Total accounts payable and accrued expenses	$2,116,545	$4,932,648

7. Bank Lines of Credit

Factoring Agreement

On December 7, 2009 the Company entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigned certain of its accounts receivable without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determined which accounts receivable it would accept without recourse. This facility allowed the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount could not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable. All of the Company’s assets secured amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable accrued at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrued at LIBOR plus 6.5%. This agreement had an initial term of thirty-six (36) months. On December 1, 2011, this agreement was amended to increase the Company’s limit on permissible capital equipment expenditures from $100,000 to $250,000 per year, effective for 2011 and 2012. On December 7, 2012 the Company terminated this factoring agreement. As of December 31, 2012, the total amount due from factor was $915,492 which represents open factored balances that are being collected through the Factor. As of June 30, 2013, the total amount due from factor was $-0-.

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

As of June 30, 2013 and December 31, 2012, the total amounts due to Union Bank were $3,399,297 and $1,483,883, respectively.

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

There were 76,704,275 shares of common stock of the Company outstanding at June 30, 2013.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2012	43,146	0.19
Warrants exercised	—
Warrants outstanding at June 30, 2013	43,146	0.19

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

Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). In June, 2009, the shareholders of the Company approved an increase in the number of shares of common stock reserved under the 2006 Plan to 11,000,000 shares.  In April, 2011, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 13,000,000 shares. In May, 2013, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 16,000,000 shares. Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

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

For stock options issued during the six months ended June 30, 2013, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

June 30, 2013
Risk free interest rate	0.12% to 1.33%
Dividends	—
Volatility factor	74.7% to 88.3%
Expected life	5.5 to 6.25 years

There were no stock options issued during the six months ended June 30, 2012.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	10,416,536	$0.094
Granted	1,301,625	$0.240
Exercised	(1,836,831)	$0.091
Cancelled/Expired	(449,875)	$0.120
Outstanding at December 31, 2012	9,431,455	$0.114
Granted	373,000	$0.266
Exercised	(256,690)	$0.090
Cancelled/Expired	(86,712)	$0.110
Outstanding at March 31, 2013	9,461,053	$0.120
Granted	650,000	$0.250
Exercised	—
Cancelled/Expired	(100,288)	$0.110
Outstanding at June 30, 2013	10,010,765	$0.138
Exercisable at June 30, 2013	7,263,333	$0.114

The following table summarizes information about stock options outstanding at June 30, 2013:

Range of Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$	0.09 - $0.27	10,010,765	6.67	$0.129	$1,175,060

The following table summarizes information about stock options exercisable at June 30, 2013:

Range of Exercise Price		Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$	0.09 - $0.26	7,263,333	5.99	$0.114	$951,743

The following table summarizes information about non-vested stock options at June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2012	2,872,617	$0.10
Granted	373,000	$0.27
Vested	(548,715)	$0.16
Forfeited	(123,141)	$0.11
Non-Vested at March 31, 2013	2,573,761	$0.14
Granted	650,000	$0.25
Vested	(376,041)	$0.16
Forfeited	(100,288)	$0.11
Non-Vested at June 30, 2013	2,747,432	$0.12

In accordance with ASC 718, the Company recorded $149,178 and $53,820 of compensation expense for employee stock options during the six months ended June 30, 2013 and 2012. These compensation expense charges were recorded in the following operating expense categories for 2013 and 2012, respectively; general and administrative - $101,262 and $10,404; sales and marketing - $21,734 and $27,906; research and development - $12,039 and $7,216; and purchasing, warehousing and distribution - $14,143 and $8,294. There was a total of $289,648 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at June 30, 2013. This cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the six months ended June 30, 2013 was $127,755.

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

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2010 through 2012. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2009 through 2012.  The Company’s 2012 tax returns were filed in June 2013.  The federal and state income tax provision in 2012 was primarily due to higher 2012 profits, and the projected continuing California NOL utilization suspension. Subsequent to year-end we discovered that the California NOL utilization suspension was not renewed. Upon filing the 2012 California income tax return we applied for a refund of 2012 estimated payments of $184,196, which was received in July 2013.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended June 30, 2013 and 2012 as follows:

	June 30, 2013	June 30, 2012
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	(26.4%)	6.2%
Change in valuation allowance	(7.6%)	(22.4%)
Total	—%	17.8%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at June 30, 2013 and 2012 consisted of the following:

	2013	2012
Deferred tax assets
Net operating loss carryforward	$2,663,913	$3,403,796
Stock option expense	1,333,152	1,207,879
Allowance for doubtful accounts	20,563	18,850
Allowance for product returns	32,130	15,851
Accrued compensation	(29,372)	165,936
Inventory reserve	265,180	197,064
Other	2,279	23,803
Tax credits	65,529	—
Valuation allowance	(3,176,895)	(4,643,109)
Total deferred tax assets	1,176,479	390,070
Deferred tax liabilities - state taxes	(318,979)	(390,070)
Net deferred tax assets/liabilities	$857,500	$—

As of June 30, 2013, the Company had unused federal and state contribution carryovers of $5,320 that expire in 2013 through 2018.

As of June 30, 2013, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $5,870,000 and $6,945,000, respectively, that expire between 2015 and 2025.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  Rent expense for this facility for the six months ended June 30, 2013 was $77,717.

The Company has various non-cancelable operating leases for office equipment expiring through July 2016.  Equipment lease expense charged to operations under these leases for the six months ended June 30, 2013 was $5,639.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2013	78,678	2,557	81,235
2014	161,628	3,924	165,552
2015	165,912	1,541	167,453
2016	84,558	899	85,457
Thereafter	—	—	—
	$490,776	$8,921	$499,697

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

11. Related Party Transactions

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006. On December 31, 2012 Mr. Alderton resigned from our Board of Directors. The Company has incurred legal fees from SAM for the six months ended June 30, 2013 and 2012 of $56,847 and $86,451, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the six months ended June 30, 2013 and 2012. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$8,237,799	$41,709	$8,279,508	$8,140,476	$42,564	$8,183,040
International	1,554,642	717	1,555,359	1,710,749	671	1,711,420
Total	$9,972,441	$42,426	$9,834,867	$9,851,225	$43,235	$9,894,460

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. As of June 30, 2013 and December 31, 2012, our inventory reserve was $619,000. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $48,000 at June 30, 2013 and $48,000 at December 31, 2012.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/12	$65,000
Payments Recorded During the Period	(117,702)
(52,702)
Accrual for New Liabilities During the Reporting Period	127,702
Reserve Balance 3/31/13	75,000
Payments Recorded During the Period	(167,714)
(92,714)
Accrual for New Liabilities During the Reporting Period	167,714
Reserve Balance 6/30/13	$75,000

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Net Sales decreased $27,384 or 0.6%, to $4,519,211 in the quarter ended June 30, 2013 from $4,546,595 for the corresponding period in 2012. Three customers accounted for 47.7% of Net Sales during the quarter ended June 30, 2013 and two customers accounted for 37.9% of Net Sales during the quarter ended June 30, 2012. Net Sales decreased $59,593 or 0.6%, to $9,834,867 in the six months ended June 30, 2013 from $9,894,460 for the corresponding period in 2012. Two customers accounted for 50.1% of Net Sales during the six months ended June 30, 2013 and two customers accounted for 42.7% of Net Sales for the six months ended June 30, 2012. Net Sales decreased slightly for the quarter due to reduced sales in our industrial/safety segment, offset by increases in our automotive and ecommerce segments.  We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit decreased $226,466 to $1,558,213 for the quarter ended June 30, 2013 from $1,784,679 for the corresponding period in 2012. Gross Profit, as a percentage of net sales, or gross margin, decreased to 34.5% in the second quarter of 2013 from 39.3% in the same quarter of 2012.  Gross Profit decreased $199,929 to $3,538,099 for the six months ended June 30, 2013 from $3,738,028 for the corresponding period in 2012. Gross Profit, as a percentage of net sales, or gross margin, decreased to 36.0% in the first six months of 2013 from 37.8% in the same period of 2012. The decrease in Gross Profit of 4.8% for the second quarter was primarily due to a decrease in higher margin sales plus large promotional orders that shipped in the period. The decrease in Gross Profit of 1.8% for the six month ended June 30, 2013 was primarily due to the same factors.

Operating Expenses increased by $169,476, or 9.6%, to $1,927,334 in the second quarter of 2013 from $1,757,858 in the second quarter of 2012. As a percentage of net sales, Operating Expenses increased to 42.6% in the second quarter of 2013 from 38.7% in the same period of 2012.  The increased spending for the second quarter of 2013 was slightly below our budgeted expectations.  Operating Expenses increased by $536,782, or 15.4%, to $4,019,493 for the six months ended June 30, 2013 from $3,482,711 in the corresponding period of 2012. As a percentage of net sales, Operating Expenses increased to 40.9% for the six months ended June 30, 2013 from 35.2% in the same period of 2012. The increased spending for the first half of 2013 was primarily driven by increases in personnel costs of $263,000; outside third-party services of $66,000; investor relations expenses of $10,000; sales commissions of $34,000; direct selling expenses of $158,000; advertising and trade show expenses of

$77,000; consulting expenses of $29,000; and overall general operating expenses of $54,000.  These were offset by decreased legal expense of $91,000; decreased professional fees of $33,000; and decreased bank fees of $30,000.  This year has seen a modest increase in our marketing and corporate branding efforts, however we continue to focus on identifying cost saving opportunities.  Our number of employees was 29 at both June 30, 2013 and at June 30, 2012.

Income (Loss) from Operations changed by $395,942 to a loss of $369,121 in the second quarter of 2013 from income of $26,821 in the second quarter of 2012. Loss from Operations as a percentage of net sales decreased to (8.2%) in the second quarter of 2013 from 0.6% in the second quarter of 2012.  The decrease in Income from Operations in the three month period was primarily due to reduced sales in our industrial channel and increased operating expenses in the period. Income (Loss) from Operations changed by $736,711 to a loss of $481,394 for the six months ended June 30, 2013 from income of $255,317 in the corresponding period of 2012. Loss from Operations as a percentage of net sales decreased to (4.9%) for the six months ended June 30, 2013 from 2.6% in the prior year period.   The decrease in Income from Operations in the six month period was also primarily due to reduced sales in our industrial channel and increased operating expenses in the period.

Interest Expense increased $17,017 to $21,905 in the second quarter of 2013 from $4,888 in the same period of 2012. Interest Expense increased $17,374 to $31,359 in the first six months of 2013 from $13,965 in the same period of 2012. This increase is due to higher borrowings under our bank line of credit agreement.

Interest Income was $41 in the second quarter of 2013 as compared with $8,569 in the second quarter of 2012. The current period is bank interest and the prior year was comprised of accrued interest of $6,277 on refunds from the U.S. Customs Department for previously contested duties plus bank interest of $2,292. Interest Income was $74 for the first six months of 2013 as compared with $20,461 in the same period of 2012.  The current year period is bank interest and the prior year was comprised of accrued interest on refunds from the U.S. Customs Department for previously contested duties of $18,132 plus bank interest of $2,329.

Other Income was $1 for the second quarter of 2013 as compared with $27,481 in the same period of 2012.  The prior year quarter was comprised of refunds from the U.S. Customs Department for previously contested duties. Other Income was $1 for the first six months of 2013 as compared with $82,156 in the same period of 2012.  The prior year was comprised of refunds from the U.S. Customs Department for previously contested duties.

The current year includes a Gain on Disposition of Equipment of $50.

Net Income (Loss) changed by $233,771 to a loss of $214,788 in the second quarter of 2013 from income of $18,983 in the second quarter of 2012.  This decrease was primarily the result of decreased industrial sales and higher operating expenses in the current quarter. Net Income (Loss) changed by $602,401 to a loss of $336,432 in the first six months of 2013 from income of $265,969 for the first six months of 2012. This loss is the result of the combination of each of the factors discussed above, principally the decrease in sales and increase in operating expenses.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period and fall promotions.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to exhibit moderate and uneven growth, which affects some of our channels, we have been experiencing some mixed growth in certain channels, international, ecommerce and automotive, which helps offset declines in other areas.

Our working capital, at any particular time, reflects the seasonality of our glove business and plans to expand product lines and enter new markets.  We expect inventory and current liabilities to be higher in the third and fourth quarters for these reasons.

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from June through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.  In the short term we monitor our credit issuances and cash collections to maximize cash flows and investigate opportunities to reduce our current inventories to convert these assets into cash.  Over the past several years, and continuing in the near and longer term we are focused on controlling our operating costs, managing margins and improving operating procedures to generate sustained profitability.

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

At June 30, 2013 and December 31, 2012 we had available, but unused credit under this facility of approximately $2,601,000 and $4,516,000, respectively.

Off Balance Sheet Arrangements

At June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our glove products are manufactured by 7 manufacturers operating in China, Hong Kong, Indonesia and Cambodia. Our performance apparel products have historically been manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 18% of our fiscal 2012 net revenues and 16% of year-to-date 2013 net revenues, were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.  In particular, we are heavily dependent on the continued services of the members of our senior management team.  We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate their employment with us at any time, or each of whom our board of directors may seek to replace from time-to-time.  Following any cessation of employment, these employees would not be subject to any non-competition covenants.  The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries to replace such key employees or otherwise meet newly identified personnel needs, could harm our business. We have commenced a search for a new chief executive officer and our inability to attract a highly skilled candidate to serve in such capacity would harm our operations and financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of June 30, 2013, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 13, 2013	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance

-36-