Form 10-Q
period 2013-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2013-11-14
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 6, 2013, the registrant had 76,704,275 shares of common stock issued and outstanding.

Table of Contents

Table of Contents

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$289,307	$721,589
Accounts receivable net of allowance for doubtful accounts of $48,000	3,029,158	6,423,670
Due from factor without recourse	—	915,492
Inventory, net of reserve of $619,000	7,758,348	5,281,445
Deposits on inventory	1,221,751	716,273
Prepaid and other	599,566	308,814
Deferred tax assets - current	857,500	857,500
Total current assets	13,755,630	15,224,783

PROPERTY AND EQUIPMENT
Computer equipment and software	522,569	515,058
Vehicles	39,631	43,680
Office equipment and furniture	220,178	179,835
Leasehold improvements	95,455	47,381
Less: accumulated depreciation	(647,837)	(529,917)
Total property and equipment, net	229,996	256,037

Trademarks and patents, net of accumulated amortization of $46,941 and $40,318	137,664	132,168
Deposits	10,204	10,204
Total other assets	147,868	142,372
Total Assets	$14,133,494	$15,623,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,311,418	$4,932,648
Line of credit	3,131,910	1,483,883
Total current liabilities	5,443,328	6,416,531
Total Liabilities	5,443,328	6,416,531

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 76,704,275 and 76,447,587 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	76,704	76,448
Additional paid-in capital	19,152,388	18,920,811
Accumulated deficit	(10,538,926)	(9,790,598)
Total Stockholders’ Equity	8,690,166	9,206,661
Total Liabilities and Stockholders’ Equity	$14,133,494	$15,623,192

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	-1-

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Net sales	$4,630,200	$5,546,484	$14,465,067	$15,440,944

COST OF SALES
Cost of sales	3,166,746	3,326,592	9,463,514	9,483,024

GROSS PROFIT	1,463,454	2,219,892	5,001,553	5,957,920

OPERATING EXPENSES
General and administrative	506,707	807,899	1,925,176	2,164,812
Sales and marketing	812,216	632,108	2,384,090	1,918,417
Research and development	202,284	126,656	567,638	382,817
Purchasing, warehousing and distribution	283,294	300,049	861,775	804,587
Depreciation and amortization	44,376	39,047	129,692	117,836

Total operating expenses	1,848,877	1,905,759	5,868,371	5,388,469

INCOME (LOSS) FROM OPERATIONS	(385,423)	314,133	(866,818)	569,451

OTHER INCOME (EXPENSE)

Interest expense	(26,996)	(13,746)	(58,355)	(27,711)
Interest income	25	925	99	21,386
Other income (expense) , net	—	(6,268)	1	75,887
Gain on disposition of equipment	500	—	550	—
Total other income (expense)	(26,471)	(19,089)	(57,705)	69,562

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(411,894)	295,044	(924,523)	639,013

PROVISION FOR (BENEFIT FROM) INCOME TAXES	—	39,000	(176,196)	117,000

NET INCOME (LOSS)	$(411,894)	$256,044	$(748,327)	$522,013

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.01)	$0.00	$(0.01)	$0.01
Diluted	$(0.00)	$0.00	$(0.01)	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	76,704,275	76,361,506	76,673,821	75,902,295
Diluted	84,407,488	86,173,107	84,377,032	85,713,896

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	-2-

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(748,327)	$522,013
Adjustments to reconcile net income (loss) provided (used) by operating activities:
Allowance for bad debts	—	7,000
Depreciation	123,069	111,586
Amortization	6,623	6,250
Inventory reserve	—	(30,000)
Non-cash compensation:
Common stock issued for services	—	555
Stock option expense	208,731	133,697
Loss on disposition of equipment	161	—
Changes in operating assets and liabilities:
Accounts receivable	3,394,512	(1,735,250)
Due from factor without recourse	915,492	1,586,197
Inventory	(2,476,903)	(951,632)
Deposits on inventory	(505,478)	(896,561)
Prepaid and other	(290,752)	(177,445)
Accounts payable and accrued expenses	(2,621,230)	1,582,334
Net cash flows provided (used) by operating activities	(1,994,102)	158,744

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(97,740)	(75,741)
Proceeds from sale of assets	550	—
Investment in trademarks	(12,119)	(7,339)
Net cash flows used in investing activities	(109,309)	(83,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	23,102	161,206
Proceeds from bank line of credit	12,190,761	24,482,726
Payments to bank line of credit	(10,542,734)	(24,662,842)
Net cash flows provided (used) by financing activities	1,671,129	(18,910)

NET DECREASE IN CASH	(432,282)	56,754
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	721,589	1,060,125
CASH AND CASH EQUIVALENTS END OF PERIOD	$289,307	$1,116,879

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$58,355	$27,711
Income taxes paid in cash	$146,000	$77,000

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	-3-

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

Accounts Receivable

The Company factored designated trade receivables pursuant to a factoring agreement with an unrelated Factor. On December 7, 2009 the Company entered into a factoring agreement whereby it assigned certain of its trade receivables with recourse and other trade receivables without recourse. The Company incurred a one-time servicing fee (discount) of 0.75% as a percentage of the face value of each invoice assigned to the Factor. This servicing fee was recorded on the condensed consolidated statement of operations in the period of sale. Servicing fees incurred for the nine months ended September 30, 2013 and 2012 were $-0- and $86,363, respectively. The financing of accounts receivable without recourse is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sales of Financial Assets.” The Factor, based on its internal credit policies,

Table of Contents	-4-

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

Trade receivables with recourse were also assigned to the Factor as an additional source of financing, and were carried at the original invoice amount less an estimate made for doubtful accounts. Under the terms of the recourse provision, the Company was required to reimburse the Factor, upon demand, for factored receivables that were not paid on time. Accordingly, those receivables were accounted for as a secured borrowing arrangement and not as a sale of financial assets. On December 7, 2012 the Company terminated this factoring agreement. As of June 30, 2013, all factored accounts receivable had been collected through the Factor.

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

Accounts Receivable and Due From Factor	September 30, 2013	December 31, 2012

Accounts receivable – non factored	$3,077,158	$6,471,670
Less - allowance for doubtful accounts	(48,000)	(48,000)

Net accounts receivable	$3,029,158	$6,423,670

Due from factor without recourse	$—	$915,492

Inventory

Inventory is stated at the lower of average cost (which approximates first in, first out) or market and consists primarily of finished goods. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s estimated forecast of product demand and production requirements.

Table of Contents	-5-

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

Operating Segment Reporting

As previously discussed, the Company has two product lines, “gloves” and “apparel,” both of which have similar characteristics.  They each provide functional protection and comfort to workers in the form of work wear for various parts of the body; their production processes are similar; they are both sold to the same type of class of customers, typically on the same purchase order; and they are warehoused and distributed from the same warehouse facility.  In addition, the “apparel” segment currently comprises less than 1% of the Company’s revenues.  The Company believes that the aggregation criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, paragraph 17 applies and will accordingly aggregate these two segments.

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

Table of Contents	-6-

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$12,513,205	$71,351	$12,584,556	$12,556,333	$92,082	$12,648,415
International	1,880,511	—	1,880,511	2,791,858	671	2,792,529
Total	$14,393,716	$71,351	$14,465,067	$15,348,191	$92,753	$15,440,944

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three and nine months ended September 30, 2013 were $3,166,746 and $9,463,514, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and nine months ending September 30, 2013 were $283,294 and $861,775, respectively. These costs were comprised of salaries and benefits of approximately $105,100 and $340,900; office expenses of approximately $14,400 and $50,700; travel and lodging of approximately $3,400 and $7,300; and warehouse operations of approximately $160,400 and $462,800, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and nine months ending September 30, 2013 were approximately $29,900 or 0.7% and $72,900 or 0.5%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and nine months ending September 30, 2013 were approximately $71,000 or 1.5% and $284,100 or 1.9%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and nine months ending September 30, 2013 were approximately $15,300 or 0.3% and $44,700 or 0.3%, respectively. Adjustments to the product returns reserve for the three and nine months ending September 30, 2013 were approximately $-0- or 0.0% and $10,000 or 0.1%, respectively.

Table of Contents	-7-

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/12	$65,000
Payments Recorded During the Period	(117,702)
(52,702)
Accrual for New Liabilities During the Reporting Period	127,702
Reserve Balance 3/31/13	75,000
Payments Recorded During the Period	(167,714)
(92,714)
Accrual for New Liabilities During the Reporting Period	167,714
Reserve Balance 6/30/13	75,000
Payments Recorded During the Period	(116,316)
(41,316)
Accrual for New Liabilities During the Reporting Period	116,316
Reserve Balance 9/30/13	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and nine months ended September 30, 2013 were $73,558 and $398,468, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $1,581,000 or 34.1% of net sales for the quarter ended September 30, 2013.  Three customers accounted for approximately $7,204,000 or 49.8% of net sales for the nine months ended September 30, 2013.  No other customers accounted for more than 10% of net sales during the periods.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 72% of total purchases for the three months ended September 30, 2013.  Two suppliers, who are located overseas, accounted for approximately 72% of total purchases for the nine months ended September 30, 2013.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

Table of Contents	-8-

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

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the nine months ended September 30:

	2013	2012
Numerator: Net Income (Loss)	(748,327)	$522,013
Denominator: Basic EPS
Common shares outstanding, beginning of period	76,658,341	75,670,166
Weighted average common shares issued during the period	15,480	232,129
Denominator for basic earnings per common share	76,673,821	75,902,295
Denominator: Diluted EPS
Common shares outstanding, beginning of period	76,658,341	75,670,166
Weighted average common shares issued during the period	15,480	232,129
Dilutive warrants outstanding at end of the period	43,146	43,146
Dilutive stock options outstanding at the end of the period	7,660,065	9,768,455
Denominator for diluted earnings per common share	84,377,032	85,713,896

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented where the effect would have been anti-dilutive:

	Nine Months
	Ended September 30,
	2013	2012
Options outstanding under the Company’s stock option plans	3,131,625	—
Common Stock Warrants	—	—

Income Taxes

The Company adopted the provisions of FASB ASC 740-10 effective January 1, 2007. The implementation of FASB ASC 740-10 has not caused the Company to recognize any changes in its identified tax positions. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Table of Contents	-9-

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

The components of the provision for income taxes for the nine months ended September 30, 2013 and 2012 were ($176,196) and $117,000, respectively.  The current year’s tax provision is comprised of ($184,196) representing a refund of prior year deposits for the state provision and $8,000 for the current year’s federal provision.  The provision for income taxes for the prior year period tax provision is comprised of $108,000 for the previous year’s state taxes and $9,000 for the prior year’s federal provision.  Based on its history of losses, the Company provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2012 the Company reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets. Accordingly, the Company has reversed approximately 30% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $857,500. We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred tax. At September 30, 2013 we have determined that the 70% valuation allowance remains appropriate.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At September 30, 2013 and December 31, 2012, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

Table of Contents	-10-

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of September 30, 2013 and December 31, 2012. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: None	$-	$-	$-	$-	$-	$-

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

3. Inventory

At September 30, 2013 and December 31, 2012 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $619,000 at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012

Finished goods	$7,758,348	$5,281,445

Table of Contents	-11-

4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012

Computer hardware and software	$522,569	$515,058
Vehicles	39,631	43,680
Office furniture and equipment	220,178	179,835
Leasehold improvements	95,455	47,381

	877,833	785,954
Less: Accumulated depreciation	(647,837)	(529,917)
Property and equipment, net	$229,996	$256,037

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $123,069 and $111,586, respectively, and for the twelve months ended December 31, 2012 was $149,666.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	September 30,	December 31,
	2013	2012

Trademarks	$159,770	$147,651
Patents	24,835	24,835
Less: Accumulated amortization	(46,941)	(40,318)
Trademarks and Patents, net	$137,664	$132,168

Trademarks and patents consist of definite-lived trademarks and patents of $121,106 and $111,043 and indefinite-lived trademarks and patents of $63,499 and $61,443 at September 30, 2013 and December 31, 2012, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the nine months ended September 30, 2013 and 2012 was $6,623 and $6,250, respectively, and for the twelve months ended December 31, 2012 was $8,403.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accounts payable	$716,648	$1,511,865
Accrued rebates and co-op	243,927	322,159
Accrued bonus	44,848	735,250
Customer deposits	656,051	1,730,899
Accrued returns reserve	75,000	65,000
Accrued expenses - other	574,944	567,475

Total accounts payable and accrued expenses	$2,311,418	$4,932,648

Table of Contents	-12-

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

As of September 30, 2013 and December 31, 2012, the total amounts due to Union Bank were $3,131,910 and $1,483,883, respectively.

Table of Contents	-13-

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

There were 76,704,275 shares of common stock of the Company outstanding at September 30, 2013.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2012	43,146	0.19
Warrants exercised	—
Warrants outstanding at September 30, 2013	43,146	0.19

Table of Contents	-14-

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

For stock options issued during the nine months ended September 30, 2013, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

September 30, 2013
Risk free interest rate	0.12% to 1.33%
Dividends	—
Volatility factor	64.8% to 88.3%
Expected life	5.5 to 6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	10,416,536	$0.094
Granted	1,301,625	$0.240
Exercised	(1,836,831)	$0.091
Cancelled/Expired	(449,875)	$0.120
Outstanding at December 31, 2012	9,431,455	$0.114
Granted	373,000	$0.266
Exercised	(256,690)	$0.090
Cancelled/Expired	(86,712)	$0.110
Outstanding at March 31, 2013	9,461,053	$0.120
Granted	650,000	$0.250
Exercised	—	$—
Cancelled/Expired	(100,288)	$0.110
Outstanding at June 30, 2013	10,010,765	$0.138
Granted	865,000	$0.250
Exercised	—	$—
Cancelled/Expired	(84,075)	$0.097
Outstanding at September 30, 2013	10,791,690	$0.139
Exercisable at September 30, 2013	7,939,318	$0.121

Table of Contents	-15-

The following table summarizes information about stock options outstanding at September 30, 2013:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.27	10,791,690	6.48	$0.139	$428,706

The following table summarizes information about stock options exercisable at June 30, 2013:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.26	7,939,318	5.64	$0.121	$365,397

The following table summarizes information about non-vested stock options at September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2012	2,872,617	$0.10
Granted	373,000	$0.27
Vested	(548,715)	$0.16
Forfeited	(123,141)	$0.11
Non-Vested at March 31, 2013	2,573,761	$0.14
Granted	650,000	$0.25
Vested	(476,330)	$0.16
Forfeited	—	$—
Non-Vested at June 30, 2013	2,747,431	$0.12
Granted	865,000	$0.25
Vested	(675,984)	$0.17
Forfeited	(84,075)	$0.11
Non-Vested at September 30, 2013	2,852,372	$0.12

In accordance with ASC 718, the Company recorded $208,731 and $133,697 of compensation expense for employee stock options during the nine months ended September 30, 2013 and 2012. These compensation expense charges were recorded in the following operating expense categories for 2013 and 2012, respectively; general and administrative - $136,339 and $62,639; sales and marketing - $38,367 and $43,068; research and development - $21,054 and $13,787; and purchasing, warehousing and distribution - $12,971 and $14,240. There was a total of $335,226 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at September 30, 2013. This cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the nine months ended September 30, 2013 was $200,599.

Table of Contents	-16-

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

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2013 and 2012 as follows:

	September 30, 2013	September 30, 2012
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	(16.4%)	5.8%
Change in valuation allowance	(17.6%)	(22.6%)
Total	—%	17.2%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at September 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Deferred tax assets
Net operating loss carryforward	$2,757,288	$2,761,949
Stock option expense	1,358,665	1,269,244
Allowance for doubtful accounts	20,563	20,563
Allowance for product returns	32,130	27,846
Accrued compensation	26,666	44,566
Inventory reserve	265,180	265,180
Other	2,279	2,068
Tax credits	65,529	65,529
Valuation allowance	(3,339,548)	(3,207,803)
Total deferred tax assets	1,188,752	1,249,142
Deferred tax liabilities - state taxes	(331,252)	(391,642)
Net deferred tax assets/liabilities	$857,500	$857,500

Table of Contents	-17-

As of September 30, 2013, the Company had unused federal and state contribution carryovers of $5,320 that expire in 2013 through 2018.

As of September 30, 2013, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $6,088,000 and $7,167,000, respectively, that expire between 2015 and 2025.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  Rent expense for this facility for the nine months ended September 30, 2013 was $117,365.

The Company has various non-cancelable operating leases for office equipment expiring through July 2016.  Equipment lease expense charged to operations under these leases for the nine months ended September 30, 2013 was $8,245.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2013	39,339	2,520	41,859
2014	161,628	4,088	165,716
2015	165,912	1,541	167,453
2016	84,558	899	85,457
Thereafter	—	—	—

	$451,437	$9,048	$460,485

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

Table of Contents	-18-

11. Related Party Transactions

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006. On December 31, 2012 Mr. Alderton resigned from our Board of Directors. The Company has incurred legal fees from SAM for the nine months ended September 30, 2013 and 2012 of $112,958 and $128,383, respectively.

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

13. Subsequent Events

Effective as of the close of business on September 27, 2013, Scott Jarus resigned from his positions as the Registrant’s Chairman and Chief Executive Officer. Mr. Jarus will remain a member of the Registrant’s Board of Directors. For the purposes of this quarter’s 10-Q filing and the principle executive officer certifications for Q3 2013, Mr. Jarus has volunteered and been appointed as the Registrant’s principle executive officer in recognition of the fact that he was the Registrant’s Chief Executive Officer for all but 3 days of the quarter. Effective October 18, 2013, the Company’s board of directors engaged Mr. Lee Turlington as Interim President, to serve until the completion of a comprehensive search for a new Chief Executive Officer. Please see Forms 8K filed concurrent with each of these events.

Table of Contents	-19-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the nine months ended September 30, 2013 and 2012. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2012 we entered the Canadian and European markets through distributors and international sales represented approximately 7% - 18% of total sales. We plan to continue to pursue sales internationally by expanding our distribution into Europe and other international markets in ensuing years.

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

Table of Contents	-20-

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

Revenue Recognition

Under our sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. Our standard terms are typically net 30 days from the transfer of title to the products to a customer. We typically collect payment from a customer within 30 to 50 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer. The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us. A customer’s obligation to pay us for products sold to it is not contingent upon the resale of those products. We recognize revenue at the time title is transferred to a customer.

Table of Contents	-21-

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$12,513,205	$71,351	$12,584,556	$12,556,333	$92,082	$12,648,415
International	1,880,511	—	1,880,511	2,791,858	671	2,792,529
Total	$14,393,716	$71,351	$14,465,067	$15,348,191	$92,753	$15,440,944

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. As of September 30, 2013 and December 31, 2012, our inventory reserve was $619,000. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $48,000 at September 30, 2013 and $48,000 at December 31, 2012.

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

Accounting Adjustments - These adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve.

Table of Contents	-22-

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/12	$65,000
Payments Recorded During the Period	(117,702)
(52,702)
Accrual for New Liabilities During the Reporting Period	127,702
Reserve Balance 3/31/13	75,000
Payments Recorded During the Period	(167,714)
(92,714)
Accrual for New Liabilities During the Reporting Period	167,714
Reserve Balance 6/30/13	75,000
Payments Recorded During the Period	(116,316)
(41,316)
Accrual for New Liabilities During the Reporting Period	116,316
Reserve Balance 9/30/13	$75,000

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

Table of Contents	-23-

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

Net Sales decreased $916,284 or 16.5%, to $4,630,200 in the quarter ended September 30, 2013 from $5,546,484 for the corresponding period in 2012. Two customers accounted for 34.1% of Net Sales during the quarter ended September 30, 2013 and two customers accounted for 51.2% of Net Sales during the quarter ended September 30, 2012. Net Sales decreased $975,877 or 6.3%, to $14,465,067 in the nine months ended September 30, 2013 from $15,440,944 for the corresponding period in 2012. Three customers accounted for 49.8% of Net Sales during the nine months ended September 30, 2013 and two customers accounted for 45.8% of Net Sales for the nine months ended September 30, 2012. The Net Sales decrease for the quarter and year-to-date periods is due to reduced sales in our industrial/safety and international segments, offset by increases in our automotive and ecommerce segments.  We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit decreased $756,438 to $1,463,454 for the quarter ended September 30, 2013 from $2,219,892 for the corresponding period in 2012. Gross Profit, as a percentage of net sales, or gross margin, decreased to 31.6% in the third quarter of 2013 from 40.0% in the same quarter of 2012.  Gross Profit decreased $956,367 to $5,001,553 for the nine months ended September 30, 2013 from $5,957,920 for the corresponding period in 2012. Gross Profit, as a percentage of net sales, or gross margin, decreased to 34.6% in the first nine months of 2013 from 38.6% in the same period of 2012. The decrease in Gross Profit of 8.4% for the third quarter was primarily due to a decrease in higher margin sales plus large promotional orders that shipped in the period. The decrease in Gross Profit of 4.0% for the nine month ended September 30, 2013 was primarily due to the same factors.

Table of Contents	-24-

Operating Expenses decreased by $56,882, or 3.0%, to $1,848,877 in the third quarter of 2013 from $1,905,759 in the third quarter of 2012. As a percentage of net sales, Operating Expenses increased to 39.9% in the third quarter of 2013 from 34.4% in the same period of 2012.  The increased spending for the third quarter of 2013 was below our budgeted expectations.  Operating Expenses increased by $479,902, or 8.9%, to $5,868,371 for the nine months ended September 30, 2013 from $5,388,469 in the corresponding period of 2012. As a percentage of net sales, Operating Expenses increased to 40.6% for the nine months ended September 30, 2013 from 34.9% in the same period of 2012. The increased spending for the first nine months of 2013 was primarily driven by increases in personnel costs of $166,000; retail shelf acquisition costs of $247,000; outside third-party services of $66,000; advertising and trade show expenses of $127,000; sales commissions of $46,000; consulting expenses of $32,000; and overall general operating expenses of $10,000.  These were offset by decreased legal expense of $137,000; and decreased bank fees of $77,000.  This year has seen an increase in our sales and marketing, and corporate branding efforts, however we continue to focus on identifying cost saving opportunities.  Our number of employees was 27 at September 30, 2013 and 30 at September 30, 2012.

Income (Loss) from Operations changed by $699,556 to a loss of ($385,423) in the third quarter of 2013 from income of $314,133 in the third quarter of 2012. Income (loss) from operations as a percentage of net sales decreased to (8.3%) in the third quarter of 2013 from 5.7% in the third quarter of 2012.  The decrease in income from operations in the three month period was primarily due to reduced sales in our industrial and international channels and increased sales, marketing and operating expenses in the period. Income (Loss) from Operations changed by $1,436,269 to a loss of ($866,818) for the nine months ended September 30, 2013 from income of $569,451 in the corresponding period of 2012. Income (loss) from operations as a percentage of net sales decreased to (6.0%) for the nine months ended September 30, 2013 from 3.7% in the prior year period.   The decrease in income from operations in the nine month period was also primarily due to reduced sales in our industrial and international channels and increased operating expenses in the period.

Interest Expense increased $13,250 to $26,996 in the third quarter of 2013 from $13,746 in the same period of 2012. Interest Expense increased $30,644 to $58,355 in the first nine months of 2013 from $27,711 in the same period of 2012. This increase is due to higher borrowings under our bank line of credit agreement.

Interest Income was $25 in the third quarter of 2013 as compared with $925 in the third quarter of 2012. The current period is bank interest and the prior year was comprised of accrued interest of $869 on refunds from the U.S. Customs Department for previously contested duties plus bank interest of $56. Interest Income was $99 for the first nine months of 2013 as compared with $21,386 in the same period of 2012.  The current year period is bank interest and the prior year was comprised of accrued interest on refunds from the U.S. Customs Department for previously contested duties of $19,001 plus bank interest of $2,385.

Other Income (Expense) was $-0- for the third quarter of 2013 as compared with ($6,268) in the same period of 2012.  The prior year quarter was comprised of previously contested duties of $8,050, offset by other additional duty assessments of $14,368, plus miscellaneous income of $50. Other Income was $1 for the first nine months of 2013 as compared with $75,887 in the same period of 2012.  The prior year was comprised of previously contested duties of $107,400, offset by other additional duty assessments of $31,600, plus miscellaneous income of $87. The current year includes a Gain on Disposition of Equipment of $550.

Net Income (Loss) changed by $667,938 to a loss of ($411,894) in the third quarter of 2013 from income of $256,044 in the third quarter of 2012.  This decrease was primarily the result of decreased industrial and international sales and higher operating expenses in the current quarter. Net Income (Loss) changed by $1,270,340 to a loss of ($748,327) in the first nine months of 2013 from income of $522,013 for the first nine months of 2012. This loss is the result of the combination of each of the factors discussed above, principally the decrease in sales and increase in operating expenses.

Table of Contents	-25-

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

The decrease in operating cash flow is primarily the result of increases in stock inventory and deposits on inventory, net of reductions in year-end accounts receivable and accounts payable and accrued expenses.

At September 30, 2013 and December 31, 2012 we had available, but unused credit under this facility of approximately $2,057,000 and $4,516,000, respectively.

Table of Contents	-26-

Off Balance Sheet Arrangements

At September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter.  We believe that the factors which influence this variability of quarterly results include:

●	the timing of our introduction of new product lines;
●	the level of consumer acceptance of each new product line;
●	general economic and industry conditions that affect consumer spending and retailer purchasing;
●	the availability of manufacturing capacity;
●	the seasonality of the markets in which we participate;
●	the timing of trade shows;
●	the product mix of customer orders;
●	the timing of the placement or cancellation of customer orders;
●	the weather;
●	transportation delays;
●	quotas and other regulatory matters; and
●	the timing of expenditures in anticipation of increased sales and actions of competitors.

Table of Contents	-27-

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

Table of Contents	-28-

We may be unable to compete successfully against existing and future competitors, which could decrease our revenue and margins, and harm our business.

The performance task specific glove and apparel industries are highly competitive.  There are several other companies that provide similar products, many of which are larger and have greater financial resources than us.  Our future growth and financial success depend on our ability to further penetrate and expand our existing distribution channels and to increase the size of our average annual net sales per account in these channels, as well as our ability to penetrate and expand other distribution channels.  For example, we encounter competition in our existing glove and work wear distribution channels from a number of competitors.  Unknown or unforeseen new entrants into our distribution channels, particularly low-cost overseas producers, will further increase the level of competition in these channels.  There can be no assurance that we will be able to maintain our growth rate or increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter the market segments in which we compete.  In addition, there can be no assurance that we will be able to enter and achieve significant growth in other distribution channels.

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

Table of Contents	-29-

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

Our glove products are manufactured by 7 manufacturers operating in China, Hong Kong, Indonesia and Cambodia. Our performance apparel products have historically been manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 18% of our fiscal 2012 net revenues and 13% of year-to-date 2013 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

●	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
●	difficulties in managing foreign operations, including difficulties associated with inventory management and collection on foreign accounts receivable;
●	dependence on foreign distributors and distribution networks;
●	currency exchange fluctuations and the ability of our foreign manufacturers to change the prices they charge us based on fluctuations in the value of the U.S. dollar relative to that of the foreign currency;
●	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards as well as restrictions on the transfer of funds;
●	disruptions or delays in shipments;
●	changes in local economic and non-economic conditions and standards in which our manufacturers, suppliers or customers are located; and
●	reduced protection for intellectual property rights in jurisdictions outside the United States.

Table of Contents	-30-

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

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.  In particular, we are heavily dependent on the continued services of the members of our senior management team.  We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate their employment with us at any time, or each of whom our board of directors may seek to replace from time-to-time.  Following any cessation of employment, these employees would not be subject to any non-competition covenants.  The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries to replace such key employees or otherwise meet newly identified personnel needs, could harm our business. We have commenced a search for a new chief executive officer and our inability to attract a highly skilled candidate to serve in such capacity, or their inability to perform in a satisfactory manner, would harm our operations and financial results.

Table of Contents	-31-

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

Table of Contents	-32-

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

Table of Contents	-33-

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

Table of Contents	-34-

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

Table of Contents	-35-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2013, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Table of Contents	-36-

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Table of Contents	-37-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 14, 2013	By:	/s/ Thomas Kreig
Thomas Kreig, Senior Vice President - Finance

Table of Contents	-38-