Form 10-K
period 2013-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2014-03-18
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-accelerated Filer [_] (Do not check if smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,384,000.

At March 14, 2014, the issuer had 76,704,275 shares of common stock, par value $0.001 per share, issued and outstanding..

Table of Contents

IRONCLAD PERFORMANCE WEAR CORPORATION

Table of Contents	2

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

We manufacture our performance gloves and apparel using functional materials, including DuPont™ Kevlar®, Nomex® and Teflon®, Clarino® Synthetic Leather, CT-5® Cut Resistant Fabric and Duraclad®. We incorporate these materials in the manufacturing process to create products that meet the functional and protective requirements of our consumers. Since inception, we have employed an in-house research and development department responsible for identifying and creating new products and applications, and improving and enhancing existing products.

We currently sell our products in all 50 states and internationally through an estimated 16,000 retail outlets. Our gloves are priced at retail between $8 and $65 per unit, with apparel unit prices ranging from $4 to $80.

Table of Contents	3

Glove Products

Currently, our primary products are our task-specific technical gloves. Glove products are specially designed for individual user groups. Currently, we produce and sell over 85 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of industrial, construction, do-it-yourself, and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, oil and gas workers, mechanics, hunters, gardeners and do-it-yourself users. Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion. Glove products are currently manufactured by multiple suppliers operating in China, Hong Kong, Cambodia, and Indonesia. The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply, if necessary. Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

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

Technical Gloves

Ironclad faces competition from other specialty gloves and apparel companies, such as Custom Leathercraft Manufacturing Company, Ergodyne, Hex Armour, Mechanix Wear and Ringer’s. Compared generally, we believe our material selection and construction provides for superior protection, durability, quality and repeat customers affording a substantial, sustainable advantage in the category.

Performance Work Apparel

We are one of a limited number of manufacturers of performance work apparel and, in the opinion of management, currently face relatively little competition from other manufacturers in this sector. However, as mentioned above, we intend to de-emphasize our work apparel line in favor of focusing on the task-specific technical glove business. As such, our position in the performance work apparel market will decline significantly.

Table of Contents	4

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores, lumber yards, big box home centers, industrial distributors, automotive and sporting goods retailers. We intend to continue to expand into additional large retailers and distributors in 2014.

International Expansion

We began distributing products internationally in 2005 in Australia and Japan. In 2006, we entered the Canadian market through a distributor. We expanded into the United Kingdom in 2007 and into Spain and the Netherlands in 2008. In 2010 we expanded into Sweden through a direct customer. Several of our domestic distributors market our gloves into other international markets through their own networks. In 2013 we established a third party Free Trade Zone (“FTZ”) warehouse in Singapore in order to better service our international customers. We plan to expand further into Europe and additional international markets in the future.

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

We have been expanding our efforts on Web sales and marketing through a redesigned Ironclad Website and a dedicated KONG™ website and will continue to focus on e-commerce (i.e. offering our complete line of gloves and apparel, in all sizes, directly to the end consumer).

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

Sales through industrial distributors accounted for approximately 38% and 53% of our sales revenue in 2013 and 2012, respectively. One distributor, Orr Safety Corporation, accounted for approximately 24% of our sales in 2013 and approximately 41% of our sales in 2012.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers, large industrial distributors and international channels, which we believe creates significant opportunities for strengthening our brand and expanding our product penetration in the various markets.

Geographic Information

Domestic sales accounted for 82% of our revenue in 2013 and 82% in 2012. International sales in Australia, the United Kingdom, Canada, the Netherlands, Sweden and other countries accounted for our remaining revenue in each year. All of our fixed assets are located in the United States, principally in California at our headquarters. Our products are currently manufactured in China, Hong Kong, Indonesia, and Cambodia. Most of our inventory is held in our main, third party warehouse in California, however we do maintain a small, varying amount in our FTZ warehouse in Singapore.

Private-Label and Co-Branded Products and Relationships

Table of Contents	5

We have selectively teamed up with several existing brands in our marketplace to produce private-label gloves (co-branded with a “Built Tough by Ironclad” tag). In addition, we have also developed co-branded gloves with qualified partners to penetrate alternate marketplaces, such as the oil & gas industry (i.e. the KONG™ glove). We have also licensed several brand names (Snap-on, RealTree, Tuff Chix, and Coleman) whereby we have the right to use their logo or patterns on gloves we produce for sale to our customers.

Intellectual Property and Proprietary Rights

We currently have six U.S. patents, one international patent and three U.S. patents pending, which are intended to protect the design and technical innovations found in our performance work gloves. Following are descriptions of the patents or patents pending.

•	Advanced Touch® Technology is a seamless fingertip design that places a smooth layer of material on the touch receptors of the fingers. The result is an increase in comfort and a high degree of touch sensitivity. It is used in Ironclad’s Tuff Chix® and Ranchworx® gloves as well as most gloves built for 5.11 Tactical. This patent was issued on October 30, 2007.
•	Ironclad’s Engineered Grip System consists of a uniquely patterned, molded thermoplastic elastomer, or TPE, that is welded to a synthetic leather palm. It provides extreme grip and abrasion protection without sacrificing hand dexterity. It is found in Ironclad’s Extreme Duty® glove, which is designed to handle brick, cement block, rebar, and demolition rubble. The Extreme Duty glove is primarily used by search and rescue professionals, including units of the New York and Los Angeles Fire Departments. This patent was issued on September 5, 2006.
•	Silicone rubber is fused to the synthetic leather palm of the Box Handler® and Gripworx® gloves in a specific pattern. The patent for this pattern, designed for optimum grip on smooth surfaces, was issued April 28, 2008.
•	Ironclad’s signature palm pattern is found on nine popular glove styles, including the General Utility™, Wrenchworx® and Ranchworx® gloves. Management believes this pattern differentiates Ironclad from other non-branded gloves. This patent was issued on February 14, 2006.
•	Ironclad has developed two glove styles that absorb tool impacts with a unique design of multiple gel-filled palm pads. This design is found on the Vibration Impact and Mach 5® Impact and Snap-on Impact gloves. This patent was issued on February 13, 2007.
•	Ironclad has designed a new silicone impregnated palm pattern specifically for use in automotive market glove products. This patent was issued on July 6, 2010.
•	Ironclad has developed a heat resistant, shrink resistant, oil repellant, high durability synthetic fabric used for the palm of high temperature, high dexterity gloves. Exclusive Ironclad Hotshield ® palm technology is found in the Heatworx® line. This patent is pending.
•	Utilized in the complete line of KONG™ gloves, specific geometry and construction for a glove used in the oil and gas extraction industries provides protection to the entire hand for impacts, glancing blows and pinched fingers. This patent is pending.
•	Ironclad has created a new glove palm material and design that provides oil resistance, heat resistance and improved grip in the presence of heavy oil saturation. This patent is registered in Singapore and pending elsewhere.

Ironclad owns the following trademark intellectual property: 57 registered U.S. trademarks, 10 in-use U.S. trademarks, 1 U.S. trademark pending registration, 21 registered international trademarks and 1 pending international trademark. These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image. We also have 7 copyright marks.

Table of Contents	6

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

Employees

As of March 14, 2014, Ironclad had 29 full-time employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. Ironclad considers its relationships with its employees to be positive.

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

While capital resources have historically been insufficient to support the continued growth of our operations, we believe that the proceeds from our financing transactions, our cash flows from operations and borrowings available to us under our senior secured credit facility, the availability of purchase order financing and our continuing cost containment measures will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. In the event that our working capital needs exceed our cash sources we will need to raise additional funds. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if we are able to raise additional capital through the sale of equity or convertible debt securities it may result in additional dilution to our existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy. This limitation could substantially harm our business, results of operations and financial condition.

Our operating results may fluctuate significantly and our stock price could decline or fluctuate if our results do not meet the expectation of analysts or investors.

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

•	the timing of our introduction of new product lines;
•	the level of consumer acceptance of each new product line;
Table of Contents	7

•	general economic and industry conditions that affect consumer spending and retailer purchasing;
•	the availability of manufacturing capacity;
•	the seasonality of the markets in which we participate;
•	the timing of trade shows;
•	the product mix of customer orders;
•	the timing of the placement or cancellation of customer orders;
•	the weather;
•	transportation delays;
•	quotas and other regulatory matters; and
•	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

Our glove products are manufactured by 6 manufacturers operating in China, Hong Kong, Indonesia and Cambodia. Our performance apparel products were manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic. We may in the future use offshore manufacturers for all or some of these products. In addition, approximately 18% of our fiscal 2013 net revenues were generated through international sales and we plan to increase our sales to international markets in the future. As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

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

We may become subject to litigation for infringing the intellectual property rights of others.

Table of Contents	11

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

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of our senior management team. We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate their employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

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

Table of Contents	12

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

Table of Contents	13

•	quarterly variations in our revenues and operating expenses;
•	developments in the financial markets, apparel industry and the worldwide or regional economies;
•	announcements of innovations or new products or services by us or our competitors;
•	announcements by the government that affect international trade treaties;
•	fluctuations in interest rates and/or the asset backed securities market;
•	significant sales of our common stock or other securities in the open market; and
•	changes in accounting principles.

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

The trading of our common stock on the OTCBB and the designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our securities, as traded on the OTCBB, are subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser

Table of Contents	14

and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule affects the ability of broker-dealers to sell our securities and also affects the ability of purchasers to sell their securities in any market that might develop therefor.

In addition, the SEC has adopted a number of rules to regulate “penny stock” that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities.

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

Table of Contents	15

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease all of our facilities. Our headquarters are located at 2201 Park Place, Suite 101, El Segundo, California 90245. The table below sets forth certain information regarding our leaseholds as of March 14, 2014.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent		Use
2201 Park Place, Suite 101 El Segundo, CA	8,900	$13,469	*	Corporate offices and warehouse

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

Item 3. Legal Proceedings.

We are not party to, nor is our property the subject of, any material pending legal proceedings. We have, from time to time, been involved in disputes and proceedings arising in the ordinary course of our business. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse effect on our business, results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

Table of Contents	16

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “ICPW.” The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as determined from sporadic quotations on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2012
First Quarter	$0.33	$0.16
Second Quarter	$0.30	$0.18
Third Quarter	$0.26	$0.16
Fourth Quarter	$0.30	$0.20
Year Ended December 31, 2013
First Quarter	$0.30	$0.25
Second Quarter	$0.28	$0.23
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.18	$0.13

On March 14, 2014, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.18 per share. As of March 14, 2014, there were approximately 134 stockholders of record of our common stock.

Dividends

We have never paid dividends on our common stock. We intend to retain any future earnings for use in our business.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2013 and 2012. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Table of Contents	17

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales. From 2006 through 2012 we entered the Canadian and European markets through distributors. International sales have grown from approximately 7% - 18% of total sales in 2013. We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2014.

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

Revenue Recognition

Under our sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. Our standard terms are typically net 30 days from the transfer of title to the products to a customer, however, we have negotiated special terms with certain customers and industries. We typically collect payment from a customer within 30 to 60 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer. The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us. A customer’s obligation to pay us for products sold to it is not contingent upon the resale of those products. We recognize revenue at the time product is shipped or delivered to a customer, based on terms of agreement with a customer.

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

Table of Contents	18

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 40%-50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the years ended December 31, 2013 and December 31, 2012 we adjusted our inventory reserve by $2,000 and $159,000, respectively, to a current balance of $621,000 and recorded a corresponding adjustment in cost of goods sold. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Table of Contents	19

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

Reserve for Warranty Returns
Reserve Balance 12/31/11	$62,000
Payments Recorded During the Period	(348,371)
(286,371)
Accrual for New Liabilities During the Reporting Period	351,371

Reserve Balance 12/31/12	65,000
Payments Recorded During the Period	(397,364)
(332,364)
Accrual for New Liabilities During the Reporting Period	407,364

Reserve Balance 12/31/13	$75,000

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

Table of Contents	20

financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We have reported losses for 2003, 2004, 2005, 2006, 2007, 2008 and 2009, and uncertainty exists as to whether benefits from deferred tax assets will be utilized. In the past we have fully reserved our deferred tax assets, however, at December 31, 2012 we had several years in a row of sustained profits and believed it would be appropriate to start reducing this valuation allowance. Accordingly, we reduced our valuation allowance to approximately 70%. At December 31, 2013 we once again reviewed our current profitability in relation to our valuation allowance and have determined to further reduce our valuation allowance to 63%. There remains sufficient future uncertainty that we have determined not to record any long-term deferred tax assets at this time.

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

Results of Operations

Comparison of Years Ended December 31, 2013 and December 31, 2012

Net Sales decreased $1,649,261, or 6.3%, to $24,530,853 in the year ended December 31, 2013 from $26,180,114 for the corresponding period in 2012. This decrease was primarily due to decreased sales with our industrial customers, notably the oil and gas industry, of approximately $4,625,000 and $160,000 across other customers, offset by increased sales of approximately $2,131,000 with retail automotive customers, and $1,138,000 with private label customers. Three customers accounted for approximately 50% of net sales during the year ended December 31, 2013 and two customers accounted for approximately 55% of net sales for the year ended December 31, 2012. Customer demand for our products in certain retail sectors continued to stabilize this year, however those sectors tied to housing and construction are still lagging. We continue to focus our sales efforts on those areas where we see continued growth, the industrial and safety channels, international markets and job specific glove styles.

Gross Profit decreased $1,935,274 to $8,115,366 for the year ended December 31, 2013 from $10,050,640 for the year ended December 31, 2012. Gross profit, as a percentage of net sales, or gross margin, decreased to 33.1% in 2013 from 38.4% in 2012. This decrease in gross profit is primarily due to a decrease in higher margin sales, price competition in maturing product lines plus several large special-price orders that shipped in the period. Product mix and customer sales mix shifts can affect gross profit in any period as well. Sales to international distributors are generally at lower gross margin, as the international distributor pays the cost of selling and distributing the product and servicing their customers.

Table of Contents	21

Operating Expenses increased by $282,776, or 3.7%, to $7,871,895 in 2013 from $7,589,119 in 2012. As a percentage of net sales, operating expenses increased to 32.1% in 2013 from 29.0% in the same period of 2012. The increased spending in 2013 was primarily due to increased labor and benefits of approximately $284,000; increased sales slotting fees of approximately $328,000; increased advertising costs of approximately $176,000; increased professional services fees of $133,000; increased contracted service fees, primarily third-party fulfillment services, of approximately $118,000; increased commission expenses of approximately $68,000; increased stock option expense of $47,000; increased consulting expenses of approximately $47,000; increased rent expense of approximately $32,000; and increased general office expenses of approximately $25,000; offset by decreased bonus expense of approximately $701,000, decreased legal fees of approximately $175,000 and decreased bank fees of approximately $99,000. Our number of employees decreased to 27 at December 31, 2013 from 28 at December 31, 2012.

Income from Operations decreased $2,218,050 or 90.1%, to $243,471 in 2013 from $2,461,521 in 2012. Income from operations as a percentage of net sales decreased to 1.0% in 2013 from 9.4% in 2012. The decrease in income for 2013 was primarily the result of decreased sales in our industrial channel and lower gross profit from new retail channel customers as well as competitive pricing pressures with existing products and customers.

Interest Expense increased $23,950 to $74,095 in 2013 from $50,145 in 2012. The increase was primarily due to lower customer deposits which necessitated higher bank borrowing in the current year.

Interest Income decreased $21,357 to $106 in 2013 from $21,463 in 2012. Interest income in 2012 was almost entirely from refunds received from our protests of duty rates with the U.S. Customs Office.

Other Income, net was $1 in 2013 as compared with $55,419 in 2012. Other income in 2012 was primarily the result of refunds of prior period duties of $107,417, offset by prior period duty chargebacks of $64,600, plus a trademark settlement payment of $12,500.

Gain on Disposition of Equipment in 2013 and 2012 was $550 and $50, respectively.

Deferred Income Tax Benefit. In prior years, based on our history of losses, we provided a 100% valuation allowance against our deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2012 we reassessed the need for a valuation allowance against our deferred tax assets and, based on the positive evidence of the prior three years pre-tax income and forecasted future results, concluded that it is more likely than not that we would be able to realize some of our deferred tax assets. Accordingly, we reversed approximately 30% of our valuation allowance for our current deferred tax assets and recorded a deferred tax benefit of $857,500. At December 31, 2013 we once again reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we would be able to realize some more of our deferred tax assets. For the current year we reversed approximately 7% of our valuation allowance for our current deferred tax assets and recorded a deferred tax benefit of $214,500. We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred tax assets and have accordingly provided a 63% valuation allowance against our remaining deferred tax assets.

Net Income decreased $2,518,079 to $560,729 in 2013 from $3,078,808 in 2012. This decrease in income is a result of two factors, the combination of each of the sales, profit and expense factors discussed above, and the net effect of the year over year recognition of previously reserved valuation allowances against deferred tax assets.

Seasonality and Annual Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period. We typically generate 55% - 65% of our glove net sales during these months. As the overall economy continues to experience pockets of recovery, our results have been positively impacted by the successful introduction of new products designed specifically for the oil and gas, safety, automotive and sporting goods industries.

Table of Contents	22

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

Operating Activities. In 2013, cash used in operating activities was $1,008,067 and consisted primarily of net income of $560,729, increased by non-cash items of $433,627, a decrease in inventory of $709,043 and a decrease in total accounts receivable of $556,971; offset by an increase in accounts payable and accrued expenses of $2,802,743, the reversal of our deferred tax valuation allowance of $214,500; increases in deposits on inventory of $152,389 and increases in prepaid expenses and other expenses of $98,805.

In 2012, cash used in operating activities was $232,437 and consisted primarily of net income of $3,078,808, increased by non-cash items of $545,649 and decreases in accounts payable and accrued expenses of $2,372,144; offset by the reversal of our deferred tax valuation allowance of $857,500; increases in total accounts receivable of $4,089,185; increases in inventory of $991,130; increases in deposits on inventory of $249,211; and increases in prepaid expenses and other expenses of $42,012.

Investing Activities. In 2013 and 2012, investing activities were primarily the result of capital expenditures, mainly for computer equipment, furniture, leasehold improvements and trademark applications. Cash used in investing activities increased $13,124 to $108,402 for 2013 from $95,278 in 2012. Expenditures for property and equipment in 2013 and 2012 were $94,114 and $86,170, and investment in trademarks and patents were $14,838 and $9,158, respectively.

Financing Activities. Financing activities in 2013 consisted of net borrowing under our bank credit facility of $685,528 and cash proceeds from the issuance of common stock due to stock option exercises of $23,102. Financing activities during 2012 consisted of net payments under our factoring facility of $177,336 and cash proceeds from the issuance of common stock due to stock option exercises of $166,515.

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

Table of Contents	23

agreement. The interest rate was based on the level of our rolling twelve month EBITDA/ASC718 balance. In 2012 we achieved a 2% rate savings throughout the year. The 2% rate savings was the best rate available under our agreement. Interest on outstanding balances based on accounts receivable accrued at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrued at LIBOR plus 6.5%. This agreement had an initial term of thirty-six (36) months. On December 1, 2011, this agreement was amended to increase our limit on permissible capital equipment expenditures from $100,000 to $250,000 per year, effective for 2011 and 2012. This agreement was terminated on December 7, 2012.

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

At December 31, 2013, we had unused credit available under our current facility of approximately $3,831,000. At December 31, 2012, we had unused credit available under our current facility of approximately $4,516,000.

Off Balance Sheet Arrangements

At December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Table of Contents	24

Item 8. Financial Statements and Supplementary Data.

Table of Contents	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ironclad Performance Wear Corporation

We have audited the accompanying consolidated balance sheets of Ironclad Performance Wear Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2013. Ironclad Performance Wear Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 17, 2014

Table of Contents	26

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2013 AND 2012

ASSETS
	December 31,	December 31,
	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$313,750	$721,589
Accounts receivable net of allowance for doubtful accounts of $48,000	6,782,191	6,423,670
Due from factor without recourse	—	915,492
Inventory net of reserve of $621,000 and $619,000	4,570,402	5,281,445
Deposits on inventory	868,662	716,273
Prepaid and other	407,619	308,814
Deferred tax assets - current	274,000	857,500

Total Current Assets	13,216,624	15,224,783

PROPERTY AND EQUIPMENT
Computer equipment and software	442,262	515,058
Vehicle	39,630	43,680
Furniture and equipment	196,744	179,835
Leasehold improvements	90,441	47,381
Less: accumulated depreciation	(577,759)	(529,917)

Total Property and Equipment, Net	191,318	256,037

OTHER ASSETS
Trademarks and patents, net of accumulated amortization of $49,064 and $40,318	138,260	132,168
Deposits	10,204	10,204
Deferred tax assets – long term	798,000	—

Total Other Assets	946,464	142,372

TOTAL ASSETS	$14,354,406	$15,623,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,129,905	$4,932,648
Line of credit	2,169,411	1,483,883

Total Current Liabilities	4,299,316	6,416,531

Total Liabilities	4,299,316	6,416,531

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value,172,744,750 shares authorized, 76,704,275 and 76,447,587 shares issued and outstanding at December 31, 2013 and 2012, respectively	76,704	76,448
Capital in excess of par value	19,208,255	18,920,811
Accumulated deficit	(9,229,869)	(9,790,598)

Total Stockholders’ Equity	10,055,090	9,206,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,354,406	$15,623,192

Table of Contents	27

See Notes to Consolidated Financial Statements.
IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

	2013	2012

REVENUES
Net sales	$24,530,853	$26,180,114

COST OF SALES
Cost of sales	16,415,487	16,129,474

GROSS PROFIT	8,115,366	10,050,640

EXPENSES
General and administrative	2,607,317	3,185,662
Sales and marketing	3,148,476	2,591,725
Research and development	775,670	541,171
Purchasing, warehousing and distribution	1,173,564	1,112,492
Depreciation and amortization	166,868	158,069

Total Operating Expenses	7,871,895	7,589,119

INCOME FROM OPERATIONS	243,471	2,461,521

OTHER INCOME (EXPENSE)
Interest expense	(74,095)	(50,145)
Interest income	106	21,463
Other income, net	1	55,419
Gain on disposition of equipment	550	50

Total Other Income (Expense), Net	(73,438)	26,787

NET INCOME BEFORE PROVISION FOR INCOME TAXES	170,033	2,488,308
Benefit from (Provision for) income taxes - current	176,196	(267,000)
Deferred income tax benefit – reversal of valuation allowance	214,500	857,500

NET INCOME	$560,729	$3,078,808

NET INCOME PER COMMON SHARE
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	76,681,498	76,028,200
Diluted	83,747,638	85,641,801

See Notes to Consolidated Financial Statements.

Table of Contents	28

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to common stockholders	$560,729	$3,078,808
Adjustments to reconcile net loss to net cash used in operating activities
Allowance for bad debts	—	11,000
Inventory reserve	2,000	159,000
Depreciation	158,122	149,666
Amortization	8,746	8,403
(Gain) loss on disposition of equipment	161	(50)
Reversal of deferred income tax valuation allowance	(214,500)	(857,500)
Non-cash compensation:
Stock option expense	264,598	217,630
Changes in operating assets and liabilities:
Accounts receivable	(358,522)	(5,636,666)
Due from factor without recourse	915,492	1,547,481
Inventory	709,043	(991,130)
Deposits on inventory	(152,389)	(249,211)
Prepaid and other	(98,804)	(42,012)
Accounts payable and accrued expenses	(2,802,743)	2,372,144
Net cash flows used in operating activities	(1,008,067)	(232,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(94,114)	(86,170)
Proceeds from sale of assets	550	50
Investment in trademarks and patents	(14,838)	(9,158)
Net cash flows used in investing activities	(108,402)	(95,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	13,997,688	32,534,536
Payments to bank lines of credit	(13,312,160)	(32,711,872)
Proceeds from issuance of common stock and warrants	23,102	166,515
Net cash flows provided by (used by) financing activities	708,630	(10,821)

NET DECREASE IN CASH	(407,839)	(338,536)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	721,589	1,060,125
CASH AND CASH EQUIVALENTS END OF PERIOD	$313,750	$721,589

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid in cash	(74,095)	(50,145)
Income taxes paid	(146,000)	(77,000)

See Notes to Consolidated Financial Statements.

Table of Contents	29

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013 and 2012

	Common Stock
	Shares Issued and Outstanding	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2011	74,550,752	$74,551	$18,538,563	$(12,869,406)	$5,743,708
Common stock issued upon exercise of stock options	1,836,833	1,837	161,678	—	163,515
Common stock issued upon exercise of warrant	60,000	60	2,940	—	3,000
Stock option expense	—	—	217,630	—	217,630
Net income	—	—	—	3,078,808	3,078,808
Balance at December 31, 2012	76,447,585	76,448	18,920,811	(9,790,598)	9,206,661
Common stock issued upon exercise of stock options	256,690	256	22,846	—	23,102
Stock option expense	—	—	264,598	—	264,598
Net income	—	—	—	560,729	560,729
Balance at December 31, 2013	76,704,275	$76,704	$19,208,255	$(9,229,869)	$10,055,090

See Notes to Consolidated Financial Statements

Table of Contents	30

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business.

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and automotive and sporting goods retailers. The Company has received six U.S. patents and one international patent and has three patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 57 registered U.S. trademarks, 10 in-use U.S. trademarks, 1 U.S. trademark pending registration, 21 registered international trademarks and 1 pending international trademark. We also have 7 copyright marks.

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

Accounts Receivable

The Company factored designated trade receivables pursuant to a factoring agreement with an unrelated Factor. On December 7, 2009 the Company entered into a new factoring agreement whereby it assigns certain of its trade receivables with recourse and other trade receivables without recourse. The Company incurs a one-time servicing fee (discount) of 0.75% as a percentage of the face value of each invoice assigned to the Factor. This servicing fee is recorded on the condensed consolidated statement of operations in the period of sale. Servicing fees incurred for the years ended December 31, 2013 and 2012 were $-0- and $102,397, respectively. The financing of accounts receivable without recourse is accounted for as a sale of receivables in accordance with the guidance under ASC 860-20, “Sales of Financial Assets.” The Factor, based on its internal credit policies, determines which customer trade receivables it will accept without recourse and assigns a credit limit for that customer. The Company then assigns (sells) the face value of certain trade receivable invoices to the Factor, excludes them from accounts receivable, and records a current asset entitled “Due from factor without recourse” on the condensed consolidated balance sheet and they are reflected as cash provided by operating activities on the condensed consolidated statement of cash flows. Thereafter, the Company is entitled to borrow up to 70% of the value of such invoices through its line of credit with the Factor. The Factor retains the remaining 30% of the outstanding factored accounts receivable as a reserve. The Factor handles all collection activities and receives payment from the customer into its own bank lockbox account. The Factor has no recourse to the Company for failure of debtors of these designated accounts receivable. The Factor reimburses the Company for its purchased invoices by applying the funds collected from the customer as payments against the Company’s line of credit.

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

Table of Contents	31

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 7, 2012 the Company terminated this factoring agreement. The amounts showing as “Due from factor without recourse” on the balance sheet reflect open balances that were subsequently collected through the Factor.

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

The allowance for doubtful accounts for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Management believes the balances for allowance for doubtful accounts at December 31, 2013 and 2012 are reasonably stated.

Accounts Receivable and Due From Factor	December 31, 2013	December 31, 2012

Accounts receivable	$6,830,191	$6,471,670
Less-Allowance for doubtful accounts	(48,000)	(48,000)

Net accounts receivable	$6,782,191	$6,423,670

Due from factor without recourse	$—	$915,492

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

Trademarks

Table of Contents	32

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer, however, we have negotiated special terms with certain customers and industries. The Company typically collects payment from a customer within 30 to 60 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products. The Company recognizes revenues when products are shipped or delivered to customers, based on terms of agreement with the customer.

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally. Below is a table outlining this breakdown for the comparative periods:

	Year Ended December 31, 2013			Year Ended December 31, 2012
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$19,855,382	$120,330	$19,975,712	$21,437,978	$140,681	$21,578,659
International	4,554,424	717	4,555,141	4,601,021	434	4,601,455
Total	$24,409,806	$121,047	$24,530,853	$26,038,999	$141,115	$26,180,114

Table of Contents	33

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the years ended December 31, 2013 and 2012 were $16,415,487 and $16,129,474 respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the years ending December 31, 2013 and 2012 were $1,173,564 and $1,112,492, respectively. These costs were comprised of salaries and benefits of approximately $457,000 and $502,000; office expenses of approximately $66,000 and $65,000; travel and lodging of approximately $8,000 and $43,000; and warehouse operations of approximately $643,000 and $502,000, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the years ending December 31, 2013 and 2012 were approximately $88,000 or 0.3% and $78,000 or 0.3%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the years ending December 31, 2013 and 2012 were approximately $309,000 or 1.2% and $271,000 or 1.0%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the years ending December 31, 2013 and 2012 were approximately $54,000 or 0.2% and $49,000 or 0.2%, respectively. Adjustments to the product returns reserve for the years ending December 31, 2013 and 2012 were approximately $10,000 or 0.0% and $3,000 or 0.0%, respectively.

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

Table of Contents	34

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserve for Warranty Returns
Reserve Balance 12/31/11	$62,000

Payments Recorded During the Period	(348,371)
(286,371)
Accrual for New Liabilities During the Reporting Period	351,371

Reserve Balance 12/31/12	65,000

Payments Recorded During the Period	(397,364)
(332,364)
Accrual for New Liabilities During the Reporting Period	407,364

Reserve Balance 12/31/13	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the years ended December 31, 2013 and 2012 were $559,921 and $384,080, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Three customers accounted for approximately $12,661,000 or 52% of net sales for year ended December 31, 2013 and two customers accounted for approximately $14,524,000 or 55% of net sales for year ended December 31, 2012. No other customer accounted for more than 10% of net sales. All transactions were in United States dollars. There were no transaction gains or losses associated with sales transactions.

Supplier Concentrations

Three suppliers, which are located overseas, accounted for approximately 79% of total purchases during the year ended December 31, 2013 and two suppliers accounted for approximately 76% of total purchases during the year ended December 31, 2012. All transactions were in United States dollars. There were no transaction gains or losses associated with vendor purchase transactions.

Earnings Per Share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31:

Table of Contents	35

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012
Numerator: Net Income	$346,229	$3,078,808
Denominator: Basic EPS
Common shares outstanding, beginning of period	76,447,587	74,550,754
Weighted average common shares issued during the period	233,911	1,477,446
Denominator for basic earnings per common share	76,681,498	76,028,200
Denominator: Diluted EPS
Common shares outstanding, beginning of period	76,447,587	74,550,754
Weighted average common shares issued during the period	233,911	1,477,446
Dilutive warrants outstanding at end of the period	—	43,146
Dilutive stock options outstanding at the end of the period	7,066,140	9,570,455
Denominator for diluted earnings per common share	83,747,638	85,641,801

The following potential common shares have been excluded from the computation of diluted net earnings per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2013	2012

Common Stock Warrants	43,146	—
Common Shares	3,077,625	—

Income Taxes

The Company adopted the provisions of FASB ASC 740-10 effective January 1, 2007. The implementation of FASB ASC 740-10 has not caused the Company to recognize any changes in its identified tax positions. Management considers the Company’s tax positions to be routine transactions for which the law is clear and unambiguous and that there are no uncertain tax positions. Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

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

Table of Contents	36

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the provision for income taxes for the years ended December 31, 2013 and 2012 were ($184,196) and $219,000, respectively, for the current state (refund)/provisions and $8,000 and $48,000 for the federal tax provision, respectively. There was no state or federal deferred tax provision. Based on its history of losses, the Company provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2012 the Company has reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets. Accordingly, the Company has reversed approximately 30% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $857,500. At December 31, 2013 we once again reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we would be able to realize some more of our deferred tax assets. For the current year we reversed approximately 7% of our valuation allowance for our current deferred tax assets and recorded a deferred tax benefit of $214,500. We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred tax assets and have accordingly provided a 63% valuation allowance against our remaining deferred tax assets.

By statute, tax years ending in December 31, 2012 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

3. Inventory

At December 31, 2013 and 2012 the Company had one class of inventory - finished goods.

	December 31, 2013	December 31, 2012

Finished Goods	$4,570,402	$5,281,445

4. Property and equipment

Property and equipment consisted of the following:

Table of Contents	37

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013	December 31, 2012
Computer hardware and software	$442,262	$515,058
Vehicle	39,630	43,680
Furniture and equipment	196,744	179,835
Leasehold improvements	90,441	47,381
	769,077	785,954
Less accumulated depreciation	(577,759)	(529,917)

Property and equipment, net	$191,318	$256,037

Depreciation expense for the years ended December 31, 2013 and 2012 was $158,122 and $149,666, respectively.

5. Trademarks and patents

Trademarks and patents consisted of the following:

	December 31, 2013	December 31, 2012

Trademarks and patents	$187,324	$172,486
Less: Accumulated amortization	(49,064)	(40,318)

Trademarks, net	$138,260	$132,168

Trademarks consist of definite-lived trademarks of $120,225 and $111,043 and indefinite-lived trademarks of $67,099 and $61,443 at December 31, 2013 and 2012, respectively. All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $8,746 and $8,403 for the years ended December 31, 2013 and 2012, respectively. The Company expects to amortize approximately $8,800 in each of the next five years.

Table of Contents	38

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012

Accounts payable	$538,001	$185,244
Accrued inventory	623,984	1,326,621
Accrued rebates and co-op	224,213	322,159
Accrued bonus	40,533	735,250
Accrued warranty reserve	75,000	65,000
Customer deposits	260,717	1,730,899
Accrued expenses – other	367,457	567,475

Total accounts payable and accrued expenses	$2,129,905	$4,932,648

7. Bank Lines of Credit

Factoring Agreement

On December 7, 2009 the Company entered into a factoring agreement with FCC, LLC, dba First Capital Western Region, LLC (“FCC”), whereby it assigned certain of its accounts receivable without recourse and other accounts receivable with recourse. FCC, based on its internal credit policies, determined which accounts receivable it would accept without recourse. This facility allowed the Company to borrow the lesser of (a) $3,000,000 or (b) the sum of (i) the threshold for the net amount of total eligible accounts receivable set forth in the agreement, with and without recourse, and (ii) the threshold for the value of eligible inventory set forth in the agreement, which amount shall not exceed the lesser of $1,500,000 or the net amount of eligible accounts receivable. All of the Company’s assets secured amounts borrowed under the terms of this agreement. Interest on outstanding balances based on accounts receivable accrued at LIBOR plus 5.5% and interest on outstanding balances based on inventory accrued at LIBOR plus 6.5%. This agreement had an initial term of thirty-six (36) months. On December 1, 2011, this agreement was amended to increase the Company’s limit on permissible capital equipment expenditures from $100,000 to $250,000 per year, effective for 2011 and 2012. On December 7, 2012 the Company terminated this factoring agreement. As of December 31, 2013 there were no remaining balances due from factor. As of December 31, 2012, the total amount due from factor was $915,492 which represented open factored balances that were being collected through the Factor.

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

Table of Contents	39

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, the total amounts due to Union Bank were $2,169,411 and $1,483,883, respectively.

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

There were 76,704,275 shares of common stock of the Company outstanding at December 31, 2013.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2011	103,146	$0.11
Warrants exercised	(60,000)	$0.05
Warrants outstanding at December 31, 2012	43,146	$0.185
Warrants outstanding at December 31, 2013	43,146	$0.185
Table of Contents	40

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective May 21, 2013, the Company reserved an additional 3,000,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Company’s board of directors.

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

For stock options issued during the years ended December 31, 2013 and 2012, the fair value of these options was estimated at the date of the grant using a Black-Scholes Model with the following range of assumptions:

	December 31, 2013	December 31, 2012
Risk free interest rate	0.12% - 1.33%	0.58% - 0.94%
Dividends	—	—
Volatility factor	64.8% - 88.3%	89.1%
Expected life	5.5 - 6.25 years	5.5 - 6.25 years
Table of Contents	41

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	10,416,536	$0.094
Granted	1,301,625	$0.24
Exercised	(1,836,831)	$0.091
Cancelled/Expired	(310,875)	$0.13
Outstanding at December 31, 2012	9,570,455	$0.113
Granted	1,888,000	$0.25
Exercised	(256,690)	$0.09
Cancelled/Expired	(1,058,000)	$0.109
Outstanding at December 31, 2013	10,143,765	$0.14
Exercisable at December 31, 2013	7,809,833	$0.127

The following tables summarize information about stock options outstanding at December 31, 2013:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.27	10,143,765	6.51	$0.14	$467,160

The following tables summarize information about stock options exercisable at December 31, 2013:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.27	7,809,833	5.89	$0.127	$404,173

Table of Contents	42

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize information about non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2011	4,071,860	$0.08
Granted	1,301,625	$0.17
Vested	(2,216,731)	$0.10
Forfeited	(284,137)	$0.10
Non-Vested at December 31, 2012	2,872,617	$0.10
Granted	1,888,000	$0.25
Vested	(2,151,644)	$0.18
Forfeited	(275,041)	$0.14
Non-Vested at December 31, 2013	2,333,932	$0.20

The Company recorded $264,598 of compensation expense for employee stock options during the year ended December 31, 2013. These compensation expense charges were recorded in the following operating expense categories, general and administrative - $171,021; sales and marketing - $47,845; research and development - $29,862; and purchasing, warehousing and distribution - $15,870. There was a total of $267,428 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at December 31, 2013. This cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the year ended December 31, 2013 was $243,455.

9. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2013 and 2012 consisted of the following:

	2013	2012

Current	(176,196)	$267,000
Deferred	(214,500)	(857,500)

	(390,696)	(590,500)

Table of Contents	43

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2013 and 2012 as follows:

	2013	2012
Statutory regular federal income benefit rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(52.4)	(5.2)
Change in valuation allowance	149.1	64.8
Other	(2.4)	(1.9)
Total	(60.3%)	23.7%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize some portion or all of the benefits of these deductible differences, and has chosen to reduce its valuation allowance against its deferred tax assets to 63%.

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Deferred tax assets
Net operating loss carryforward	$2,228,062	$2,716,949
Stock option expense	1,382,598	1,269,244
Allowance for doubtful accounts	20,563	20,563
Allowance for product returns	32,130	27,846
Accrued compensation	58,940	44,566
Inventory reserve	266,036	265,180
Other	73,419	67,597
Valuation allowance	(2,691,622)	(3,207,803)

Total deferred tax assets	1,370,126	1,249,142

Deferred tax liabilities – state taxes	(298,126)	(391,642)

Net deferred tax assets	$1,072,000	$857,500

As of December 31, 2013, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $4,853,000 and $5,917,000, respectively, that expire between 2015 and 2025. As of December 31, 2012, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $5,778,000 and $9,344,000, respectively, that expire between 2015 and 2028.

Table of Contents	44

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company exercised its five year option to renew this lease commencing in July 2011. The facility is located in El Segundo, California. As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 for tenant improvements. Rent expense for this facility for the years ended December 31, 2013 and 2012 for this facility were $157,013 and $125,038, respectively.

The Company has various non-cancelable operating leases for office equipment expiring through July 15, 2016. Equipment lease expense charged to operations under these leases was $10,126 and $12,205 for the years ended December 31, 2013 and 2012, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2014	$161,628	$4,088	$165,716
2015	165,912	1,541	167,453
2016	84,558	899	85,457
Thereafter	—	—	—

	$412,098	$6,528	$418,626

Ironclad California executed a Separation Agreement with Eduard Albert Jaeger effective in April 2004. Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then Ironclad California must pay Mr. Jaeger (a) all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date; and (b) a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1)-year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers. The Separation Agreement requires Mr. Jaeger to comply with certain obligations, including execution of a general release, in order to receive the lump sum payment. For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Mr. Jaeger with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Company’s board of directors, in the sole discretion of the Company’s board of directors; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages. This Separation Agreement has been cancelled, effective February 18, 2014, in conjunction with a Consulting Agreement of same date, as described in Note 14.

11. Legal Proceedings

On or around April 26, 2012, one of the Company’s stockholders (the “Plaintiff”) filed a lawsuit in the California Superior Court, together with an ex parte application for a temporary restraining order, attempting to immediately restrain the Company from conducting the election of directors on May 23, 2012 unless it included

Table of Contents	45

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 29, 2012, the Company filed an action in the US District Court for the Central District of California against the Plaintiff and certain other stockholders alleging, among other matters, violations of the U.S. securities laws and seeking declaratory relief relating to the interpretation of its bylaws. The Company sought monetary damages and injunctive relief asking the court to order the defendant to cease violating the securities laws.

In August 2012, two of the defendant stockholders purported to substitute themselves as plaintiffs in the original state action (in place of the Plaintiff) (the “New Plaintiffs”) and concurrently filed another ex parte application with the California Superior Court seeking a hearing under California Corporations Code Section 709 to determine whether the Plaintiff and the New Plaintiffs were denied the right to vote at the Company’s 2012 annual meeting, and to set aside the results of our 2012 annual meeting. Without deciding on the merits of the parties’ arguments, the Court scheduled the hearing for January 2013.

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

Table of Contents	46

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

Mr. Jarus, an Ironclad board member since May 2006, was appointed in September 2008, in a consulting capacity, as Executive Chairman of the Corporation with a compensation of $10,000 per month. In May 2009, Mr. Jarus also took on the role of Interim Chief Executive Officer. He performed in this capacity through December 31, 2009. On January 1, 2010, Mr. Jarus was employed by the Company in the role of Chief Executive Officer at an annual salary of $130,000. Mr. Jarus also received an additional annual amount equal to $5,220 to cover any employee portion of health benefits offered by the Company. On January 1, 2011 Mr. Jarus received an increase in his annual salary to $145,000. On January 1, 2012 Mr. Jarus received an increase in his annual salary to $250,000. On September 27, 2013 Mr. Jarus resigned his position as Chief Executive Officer of the Company and remained a board member. Mr. Jarus subsequently resigned from the board on February 18, 2014.

Mr. Alderton, an Ironclad board member since August 2002, is a partner of the law firm, Stubbs, Alderton and Markiles, LLP, or SAM, which is Ironclad’s attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006. On December 31, 2012 Mr. Alderton resigned from our Board of Directors. The Company has incurred legal fees from SAM of $154,543 and $160,283 in 2013 and 2012, respectively.

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

14. Subsequent Events

On February 18, 2014 the board of directors of the Company appointed Mr. Jeffrey Cordes as Chief Executive Officer with a compensation of $300,000 per year, along with an incentive bonus of $125,000 for over-achievement of corporate objectives. Mr. Cordes was also appointed to the board of directors. In addition, Mr. Cordes was awarded 2,700,000 options to purchase Ironclad Performance Wear Corporation stock at $0.17, the stock closing price on the date of the award.

Concurrent with the above appointment, Mr. Eduard Jaeger tendered his resignation as Head of Business Development and as a member of the board of directors. Mr. Jaeger will remain affiliated with the Company for two years as a Brand Ambassador and Evangelist for the Company’s products pursuant to a consulting contract.

Also concurrent with the above appointment, Mr. Scott Jarus resigned from the board of directors.

Table of Contents	47

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

As of December 31, 2013, management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

We carried out an evaluation under the supervision, and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Table of Contents	48

Based on their evaluation, our management concluded that internal control over financial reporting was effective as of December 31, 2013.

Item 9B. Other Information.

None.

Table of Contents	49

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 14, 2014. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
Jeffrey Cordes	56	Chief Executive Officer, Director
Rhonda Hoffarth	53	Executive Vice President and Chief Operating Officer
K. Bryan Griggs	37	Executive Vice President of Sales and Marketing
Thomas Kreig	66	Senior Vice President of Finance, Principal Financial Officer and Secretary
R.D. Pete Bloomer	78	Director
Vane Clayton	55	Director
David Jacobs	80	Director
Michael A. DiGregorio	59	Director
Charles H. Giffen	55	Director
Patrick O’Brien	67	Director

Jeffrey Cordes, Chief Executive Officer, Director

Mr. Cordes has served as our Chief Executive Officer and a member of our board of directors since February 2014. He brings more than 30 years of extensive executive experience in global textiles and apparel. Mr. Cordes served as President and Chief Operating Officer of Walls Industries, Inc., a leading global company in safety and work apparel, from 2010 through 2013, and as Chief Operating Officer from 2004 to 2010. Prior to Walls, Mr. Cordes served as the Chief Executive officer of Hometown Wholesale Furniture Clubs, Inc. from 2002 to 2004 and as the Chief Operating Officer and Chief Financial Officer of e2 Communications Inc. from 2000 to 2001. Prior to e2 Communications, Mr. Cordes served as President and Chief Operating Officer and as a Director of Pillowtex Corporation (NYSE PTX), a marketer, manufacturer and importer of home textiles, from 1997 to 1999. Mr. Cordes served as Chief Financial Officer and a Director of Pillowtex from 1993 to 1997. Mr. Cordes held additional Vice President positions with Pillowtex from 1984 to 1993. Mr. Cordes holds an MBA from the Cox School of Business at Southern Methodist University and an undergraduate degree in Business Administration from Hope College. Mr. Cordes’ extensive executive and industry experience led to the conclusion that he should serve as a director in light of our business and structure.

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

K. Bryan Griggs, Executive Vice President of Sales and Marketing

Mr. Griggs has served as our Executive Vice President of Sales and Marketing since February 2014. Mr. Griggs brings more than 15 years of sales and operational management experience in the apparel, footwear and outdoor industries. Prior to joining us, Mr. Griggs served as President at Propper International, a leading company in tactical and military apparel for three years. Previous to that, Mr. Griggs served for two years as Vice President of

Table of Contents	50

Sales at 511 Tactical, one of our long time business partners. For four years prior to that he served as EVP of Outdoor Products for Otto International, a $23 billion global sourcing and branded company. Earlier Mr. Griggs built his own company, Mud River Dog Products, out of his garage, initially as a hobby, and built the brand to be the recognized leader in the hunting dog product market. He later sold this company. Mr. Griggs attended Colorado Mountain College and the University of Colorado.

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

Vane Clayton, Director

Mr. Clayton has served on our board of directors since March 2004, where he chairs the compensation and audit committees. He currently serves as the CEO and board member of KPA, LLC, a software and services company providing environment and safety, human resource management and internet marketing services to 5,100 auto, truck and equipment dealers in the U.S. and Canada. Prior to KPA, Mr. Clayton was President of ZOLL Data Systems, an Enterprise Software subsidiary of ZOLL Medical Corporation (purchased by Asahi Kasei for $2.2B in 2012). Earlier in his career, Mr. Clayton managed a sales team for Raychem ($1.7B in Sales), a division of Tyco Electronics. Mr. Clayton has experience in directing public and private companies in high growth sales and marketing strategies; new product and channel development; fund raising; Sarbanes-Oxley Section 404 compliance; strategic positioning; and building successful teams. Mr. Clayton holds a B.S. in Agricultural/Mechanical Engineering from Purdue University and an MBA from Harvard Business School.

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

Table of Contents	51

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

Michael A. DiGregorio, Director

Mr. DiGregorio was appointed to our board of directors in January 2013 pursuant to the terms of the previously disclosed Settlement Agreement signed in December 2012. He has spent many years in senior financial and operating capacities in domestic and international markets. A CPA by background, he has been CFO of public and private companies, and also president of two large organizations. Thirteen of those years were spent working with private equity groups, in which he helped transform underperforming companies and helped add significant market value to those enterprises. Since early 2012, he has been developing his board and advisory practice. From mid-2009 to February 2012, he was EVP & CFO for Korn Ferry International, Inc. Previously he had been the CFO at St. John Knits and also at Jafra Cosmetics International, Inc. Mr. DiGregorio also serves as a member of the board of directors of Calavo Growers, Inc. (NASDAQ: CVGW), Vicro Manufacturing Corp. (NASDAQ: VIRC) Matilda Jane Clothing Co. and CAbi LLC. Mr. DiGregorio’s experience in senior financial and operating capacities led to the conclusion that Mr. DiGregorio should serve on our board of directors in light of our business and structure.

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

Patrick O’Brien, Director

Mr. O’Brien was appointed to our board of directors in March 2014. He brings to our board of directors his seasoned executive and business expertise with diverse international experience in private and public companies with an emphasis on financial analysis and business development. He currently serves as the Managing Director and Principal of Granville Wolcott Advisors, a company he formed 2009 which provides business consulting, due diligence and asset management services for public and private clients. From 2005 to 2009, Mr. O’Brien was a Vice President – Asset Management for Bental-Kennedy Associated Real Estate Counsel where he represented pension fund ownership interests in hotel real estate investments nationwide. Mr. O’Brien also serves on the board of directors of Livevol, Inc., a private company that is a leader in equity and index options technology, and Merriman Holdings, Inc. (OTCOX: MERR), and institutional broker-dealer with an investment banking, corporate servicing practice and a Digital Capital Platform. Mr. O’Brien previously served as a member of the board of directors of Factory Card & Party Outlet (ECPO, NASDAQ) until its sale to AAH Holdings. Mr. O’Brien is a graduate of the Eli Broad College of Business at Michigan State University with a BA in Hotel Management.

Table of Contents	52

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than Ms. Hoffarth who did not timely file one Form 4 reporting one transaction, Mr. Jaeger who did not timely file one Form 4 reporting two transactions, and Mr. Turlington who did not file a Form 3 reporting his appointment as our Interim President.

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

Table of Contents	53

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, as to the Chief Executive Officer and as to each of the other two most highly compensated executive officers whose compensation exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to us in all capacities for our last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($) **	Option Awards ($)	All Other Compensation ($)	Total ($)
Scott Jarus (1)	2013	193,166	—	—	22896	216,062
Chief Executive Officer, Executive Chairman of the Corporation, Director	2012	231,660	100,027	23,265	20029	374,981
Lee Turlington (2)	2013	—	—	—	75634	75634
Interim President	2012	—	—	—	—	—
Rhonda Hoffarth (3)	2013	181,762	—	—	17950	199,712
Chief Operating Officer, Executive Vice President of Operations	2012	172,425	60,349	—	12257	245,031
Federico Castro (4)	2013	169,671	—	—	10517	180,188
Vice President of Sales	2012	193,689	71,612	—	12456	277,757
Eduard Albert Jaeger (5)	2013	214,304	—	—	26073	240,377
Head of New Business Development and Director	2012	209,000	63,136	12,412	21468	306,016

** Bonus’ are reported in the year earned and accrued. Payments were made in the first quarter of the subsequent year.

(1)	Mr. Jarus served as our Interim Chief Executive Officer from May 4 to December 31, 2009, and was appointed our Chief Executive Officer effective as of January 1, 2010. The other compensation disclosed for Mr. Jarus represents an automobile allowance, 401(k) employer matching funds and amounts paid to cover any employee portion of health benefits offered by the Company. Mr. Jarus’ annual base salary was $250,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. Mr. Jarus does not have an employment agreement with us and he resigned as Chief Executive Officer in September, 2013. On July 26, 2012, we granted to Mr. Jarus options to purchase 153,000 shares of our common stock, with 1/12th vesting on the twenty-third day of each month commencing June 23, 2012 until fully vested. The fair value of those options was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2012	0.58%	89.1%	5.5 years	None
(2)	Mr. Turlington was appointed as our Interim President on October 18, 2013 and received his compensation pursuant to a Consulting Agreement providing for a consulting fee of $14,000 for services rendered in October 2013 and thereafter, a consulting fee of $30,000 per month for services rendered during the remaining term provided that Mr. Turlington provided consulting services for at least 11 days during such month. In the event that Mr. Turlington provided consulting services for 10 or fewer days in any given month other than October 2013, we were obligated to pay Mr. Turlington a consulting fee of $2,000 per day for such month. Mr. Turlington’s services as our Interim President ceased on February 18, 2014.
Table of Contents	54

(3)	Ms. Hoffarth’s current annual base salary is $179,322 and she may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. The other compensation disclosed for Ms. Hoffarth represents an automobile allowance and 401(k) employer matching funds. Ms. Hoffarth does not have an employment agreement with us.
(4)	On September 25, 2013, Mr. Castro resigned from his position as Vice President of Sales. The other compensation disclosed for Mr. Castro represents an automobile allowance and 401(k) employer matching funds. Mr. Castro did not have an employment agreement with us.
(5)	Mr. Jaeger served as our President and Chief Executive Officer from our formation through May 4, 2009. Mr. Jaeger’s current annual base salary is $217,619 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. The terms of Mr. Jaeger’s Separation Agreement with us are discussed below. The other compensation disclosed for Mr. Jaeger represents an automobile allowance, 401(k) employer matching funds and amounts paid to cover any employee portion of health benefits offered by the Company. On July 26, 2012, we granted to Mr. Jaeger options to purchase 81,625 shares of our common stock, with 1/12th vesting on the twenty-third day of each month commencing June 23, 2012 until fully vested. The fair value of those options was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:
Year	Risk Free Interest Rate	Volatility	Term	Dividends
2012	0.58%	89.1%	5.5 years	None

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date
Eduard Albert Jaeger (2)	122,034	(3)	—		0.09	9/3/15
	500,000	(4)	—		0.09	5/18/16
	103,900	(5)	—		0.09	11/20/17
	167,000	(6)	—		0.095	7/16/19
	191,216	(7)	133,784	(7)	0.095	8/24/21
	81,625	(8)	—		0.24	7/26/22

Scott Jarus	153,000	(9)	—		0.24	7/26/22

Rhonda Hoffarth	21,573	(10)	—		0.09	2/26/19
	125,000	(11)	—		0.095	7/16/19
	71,500	(12)	—		0.10	9/14/20
	200,000	(13)	—
	161,798	(14)	113,202	(13)	0.095	8/24/21
Federico Castro	—		—		—	--

Lee Turlington	—		—		—	--
Table of Contents	55

(1)	On May 4, 2009, the board of directors approved changing the exercise price for all outstanding stock options which were fixed and re-priced at $0.09 per share, which price represents an amount equal to $0.02 above the average closing stock price of the Company over the prior 30 days.
(2)	Ironclad California executed a Separation Agreement with Eduard Albert Jaeger effective in April 2004, the terms of which are described in Employment Contracts herein. The Separation Agreement was cancelled on February 18, 2014, concurrent with Mr. Jaeger’s entry into a Consulting Agreement with the Company.
(3)	Mr. Jaeger was granted options to purchase 276,131 shares on 9/2/05, 146,695 shares vested immediately and 50% of the remainder vests on each of the first and second anniversary of the effective date of grant. On March 20, 2012 Mr. Jaeger exercised 154,097 shares of this option.
(4)	Mr. Jaeger was granted options to purchase 500,000 shares on 5/18/06, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(5)	Mr. Jaeger was granted options to purchase 103,900 shares on 11/17/07, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(6)	Mr. Jaeger was granted options to purchase 167,000 shares on 7/16/09, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(7)	Mr. Jaeger was granted options to purchase 325,000 shares on 8/24/11, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(8)	Mr. Jaeger was granted options to purchase 81,625 shares on 7/26/12, 1/12th vests on the twenty-third day of each month commencing June 23, 2012.
(9)	Mr. Jarus was granted options to purchase 153,000 shares on 7/26/12, 1/12th vests on the twenty-third day of each month commencing June 23, 2012.
(10)	Ms. Hoffarth was granted options to purchase 21,573 shares on 6/22/04, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(11)	Ms. Hoffarth was granted options to purchase 125,000 shares on 5/18/06, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(12)	Ms. Hoffarth was granted options to purchase 71,500 shares on 11/20/07, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(13)	Ms. Hoffarth was granted options to purchase 200,000 shares on 7/16/09, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(14)	Ms. Hoffarth was granted options to purchase 275,000 shares on 8/24/11, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

Table of Contents	56

The following executive officers listed in the above table exercised options during the fiscal year ended December 31, 2012:

Name	# Options Exercised	Exercise Price	Total
Eduard Jaeger	215,728 shares	$0.09	$19,416
Eduard Jaeger	32,053 shares	$0.09	$2,885
Eduard Jaeger	431,455 shares	$0.09	$38,831
Eduard Jaeger	154,097 shares	$0.09	$13,869

The following executive officers listed in the above table exercised options during the fiscal year ended December 31, 2013:

Name	# Options Exercised	Exercise Price	Total
Rhonda Hoffarth	172,582 shares	$0.09	$15,532

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
R. D. Pete Bloomer	30,000	21,190	51,190
Vane Clayton	30,000	21,190	51,190
Michael DiGregorio	30,000	21,190	51,190
Charles Giffen	30,000	21,190	51,190
David Jacobs	30,000	21,190	51,190
Scott Jarus	7,500	—	7,500

None of the directors listed in the above table exercised options during the fiscal year ended December 31, 2012. The following former director exercised options during the fiscal year ended December 31, 2012:

Name	# Options Exercised	Exercise Price	Total
Scott Alderton	129,437 shares	$0.09	$11,649
Scott Alderton	31,854 shares	$0.09	$2,867
Scott Alderton	75,000 shares	$0.09	$6,750
Scott Alderton	75,000 shares	$0.09	$6,750
Scott Alderton	250,000 shares	$0.095	$23,750

In 2012, non-employee directors of Ironclad received $28,750 for attending meetings and serving on Ironclad’s board of directors. In 2013, non-employee directors of Ironclad received $30,000 for attending meetings and serving on Ironclad’s board of directors. Since April 2000, non-employee directors of Ironclad California and, after 2006, our company have each received options to purchase shares of Ironclad common stock upon their appointment to our board of directors and periodically thereafter. We expect to continue the practice of compensating our directors with options to purchase our common stock going forward. Compensation payable to non-employee directors may be adjusted from time to time, as approved by our board of directors.

Table of Contents	57

Employment Contracts

We are not party to any employment agreements with any or our executive officers. Except as described in this section, Ironclad California is not party to any employment agreements with any of its executive officers.

Ironclad California executed a Separation Agreement with Eduard Albert Jaeger effective in April 2004. Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then Ironclad California must pay Mr. Jaeger (a) all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date; and (b) a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1)-year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers. The Separation Agreement requires Mr. Jaeger to comply with certain obligations, including execution of a general release, in order to receive the lump sum payment. For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Mr. Jaeger with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Board, in the sole discretion of our board of directors; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages. This Separation Agreement has been cancelled, effective February 18, 2014, in conjunction with a Consulting Agreement of same date, as described in Note 14.

On February 18, 2014, we entered into an offer letter with Jeffrey Cordes pursuant to which Mr. Cordes will serve as our Chief Executive Officer and a member of our board of directors. Mr. Cordes will receive an annual salary of $300,000 and is eligible to receive an incentive bonus for fiscal 2014 of $125,000 based upon our company achieving revenue and operating income (defined as earnings before interest, taxes, depreciation, amortization and stock compensation expense) targets, and based upon Mr. Cordes and/or our company achieving certain corporate objectives, as determined by our board of directors with input from Mr. Cordes within 30 days following the commencement of Mr. Cordes employment. To the extent earned, 50% of the incentive bonus for fiscal 2014 will be paid in cash and 50% will be paid through the issuance of shares of our common stock with an equivalent value as of the date of issuance, with 50% of such shares (the unvested portion) remaining subject to forfeiture until such time as our board of directors determines that our revenue and operating income for fiscal 2015 will exceed our revenue and operating income for fiscal 2014. In the event that our board of directors does not determine by December 31, 2015 that our revenue and operating income for fiscal 2015 will exceed our revenue and operating income for fiscal 2014, the unvested portion of such shares will be forfeited. In the event that Mr. Cordes’ employment is terminated by the us (other than for cause) (i) within six months of a sale of our company to an unaffiliated third party or any going private transaction or private equity investment or purchase of equity interests in our company that results in a change in the beneficial ownership of our securities of more than 50% of the total combined voting power of all of our outstanding securities, we will continue to pay Mr. Cordes’ then-current base salary for a period of 12 months following the effective date of such termination, and (ii) at any other time, we will continue to pay Mr. Cordes’ then-current base salary for six months following the effective date of such termination.

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan, or the Plan, was adopted on September 18, 2006 and became effective on January 12, 2007. A total of 16,000,000 shares of common stock have been reserved for issuance upon exercise of awards granted under the Plan, as amended. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the Plan.

The Plan will terminate after 10 years from the date on which our board of directors approved the plan, unless it is terminated earlier by our board of directors. The plan authorizes the award of stock options and stock purchase grants.

Table of Contents	58

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

In the event of any change affecting the shares of common stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distribution to stockholders other than cash dividends, our board of directors will make such substitution or adjustment in the aggregate number of shares that may be distributed under the Plan and in the number and option price (or exercise or purchase price, if applicable) as it deems to be appropriate in order to maintain the purpose of the original grant.

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

Under the Plan, the occurrence of a “Change in Control” can affect options and other awards granted under the plan. Generally, the Plan defines a “Change in Control” to include the consummation of a merger or consolidation with or into another entity or any other corporate reorganization, if more than 80% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after the merger, consolidation or other reorganization is owned, directly or indirectly, by persons who were not our stockholders immediately before the merger, consolidation or other reorganization, except that in making the determination of ownership by our stockholders, immediately after the reorganization, equity securities that persons own immediately before the reorganization as stockholders of another party to the transaction will be disregarded. For these purposes voting power will be calculated by assuming the conversion of all equity securities convertible (immediately or at some future time)

Table of Contents	59

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of March 14, 2014 by:

•	each of our executive officers;
•	each of our directors;
•	all of our directors and executive officers as a group; and
•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 14, 2014 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 76,704,275 shares of our common stock outstanding on March 14, 2014. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Ironclad Performance Wear Corporation, 2201 Park Place, Suite 101, El Segundo, California 90245.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Jeffrey Cordes	—	*
Chief Executive Officer, Director
Rhonda Hoffarth (1)	809,091	1.0%
Chief Operating Officer, Executive Vice President
K. Bryan Griggs	—	*
Executive Vice President of Sales and Marketing
Thomas Kreig (2)	617,089	*
Senior Vice President of Finance, Secretary

Table of Contents	60

Name of Beneficial Owner	Beneficially Owned	Percentage of Shares Outstanding

R.D. Pete Bloomer (3)	1,050,849	1.4%
Director
Vane Clayton (4)	913,739	1.2%
Director
David Jacobs (5)	301,808	*
Director
Michael DiGregorio (6)	348,308	*
Director
Charles Giffen (7)	228,308	*
Director
Patrick O’Brian (8)	25,500	*
Director
Directors and officers as a group (9 persons) (9)	4,294,642	5.3%

5% Shareholders:
Ronald Chez	7,664,955	10.0%
Scott Jarus	7,299,700	9.5%
Kenneth J. Frank	5,842,951	7.6%
Eduard Jaeger	4,135,426	5.3%

* Less than 1%

(1)	Includes 604,922 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 14, 2014.
(2)	Includes 485,863 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 14, 2014.
(3)	Consists of (i) 11,591 shares of common stock held directly, (ii) 46,722 shares of common stock held by CVM Management, Inc., of which Mr. Bloomer is the President and as such has voting and investment power, and (iii) 992,536 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 14, 2014.
(4)	Includes 863,099 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 14, 2014.
(5)	Consists of 301,808 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 14, 2014.
(6)	Includes 228,308 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 14, 2014.
(7)	Consists of 228,308 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 14, 2014.
(8)	Consists of 25,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 14, 2014
(9)	Consists of (i) 564,348 shares of common stock, and (ii) 3,704,844 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 14, 2014.

Table of Contents	61

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Stock Incentive Plan)	406,795	(1)	$0.09	—

Equity compensation plans approved by security holders (2006 Stock Incentive Plan)	9,836,970	(2)	$0.142	4,212,768

Equity compensation plans not approved by security holders (Warrants)	43,146	(3)	$0.185	—

Total	10,286,911		$0.14	4,212,768

(1) This number represents options assumed in connection with the merger with Ironclad California.

(2) This number represents stock options to purchase 9,836,970 shares of our common stock under the 2006 Stock Incentive Plan, or the Plan.

(3) This number represents warrants issued to purchase 43,146 shares of our common stock in exchange for services. This warrant has no expiration.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•	in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.
Table of Contents	62

Mr. Alderton, one of our board members from August 2002 through December 2012, is a partner of the law firm Stubbs, Alderton and Markiles, LLP, or SAM, which serves as our attorney of record. SAM rendered services to Ironclad California as its primary legal firm since 2002, and became our primary legal counsel upon closing of the merger with Ironclad California on May 9, 2006. The Company incurred legal fees for services rendered by SAM of $154,543 and $160,283 in 2013 and 2012, respectively.

Mr. Jaeger, our Head of Business Development and a board member, resigned as an officer and director of our company and its subsidiaries on February 18, 2014 and agreed to cancel his existing separation agreement. Concurrent with such resignation we engaged Mr. Jaeger as a consultant for a term of two years to act as a brand ambassador and evangelist for our products, attend trade shows and leverage his industry relationships on our behalf.

Director Independence

Our board of directors currently consists of six members: Messrs. Bloomer, Clayton, Cordes, DiGregorio, Giffen and Jacobs. We are not a “listed issuer” under SEC rules. We believe that Messrs. Bloomer, Clayton, DiGregorio, Giffen and Jacobs are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market.

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

Audit Fees

Fees for audit services totaled approximately $101,250 and $98,750 for the years ended December 31, 2013 and 2012, respectively, including fees associated with the annual audit, and reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees

There were no fees for audit-related services for the years ended December 31, 2013 and 2012. Audit-related services principally include accounting consultations.

Tax Fees

Fees were incurred totaling approximately $10,850 and $10,850 during the years ended December 31, 2013 and 2012, respectively for tax services, including for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were incurred during the years ended December 31, 2013 and 2012 for services provided by EFP Rotenberg, LLP, except as described above.

Table of Contents	63

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 24.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title

3.1.1	Articles of Domestication of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
3.1.2	Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
3.1.3	Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed March 7, 2014.
4.1.1	Articles of Domestication of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
4.1.2	Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
4.1.3	Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
4.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed March 15, 2012.
4.3	Ironclad Performance Wear Corporation 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-139210), filed December 8, 2006.
4.4	First Amendment to Ironclad Performance Wear Corporation 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-139210), filed December 8, 2006.
4.5	2006 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-145855), filed September 4, 2007.
4.6	Amendment No. 1 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 11, 2009.
4.7	Amendment No. 2 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 000-51365), filed April 18, 2011.
4.8	Amendment No. 3 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 000-51365), filed April 5, 2013.
10.1†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed December 21, 2012.
10.2†	Separation Agreement between Eduard Albert Jaeger and the Registrant. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
10.3	Standard Industrial/Commercial Multi-Tenant Lease by and between Park/El Segundo Partners, LLC, and the Registrant, dated September 12, 2005, as amended. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

Table of Contents	64

Exhibit Number	Exhibit Title

10.4	Letter Agreement with Advantage Media Systems, Inc., dated June 29, 2007. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed July 6, 2007.
10.5*	Exclusive License and Distributorship Agreement dated January 6, 2009, between the Registrant and Orr Safety Corporation. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 15, 2009.
10.6*	Factoring and Inventory Advances and Security Agreement dated December 7, 2009, between the Registrant and FCC, LLC d/b/a First Capital Western Region, LLC. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-51365), filed March 11, 2010.
10.7	Patent and Trademark Security Agreement dated December 7, 2009, between the Registrant and FCC, LLC d/b/a First Capital Western Region, LLC. Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K (File No. 000-51365), filed March 11, 2010.
10.8†*	Ironclad Performance Wear Annual Incentive Plan – 2012. Incorporated by reference to Exhibit 10.1 to our .Current Report on Form 8-K (File No. 000-51365), filed March 2, 2012.
10.9	Business Loan Agreement dated November 30, 2012, between Ironclad Performance Wear Corporation and Union Bank, N.A. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed December 11, 2012.
10.10	Security Agreement dated November 30, 2012, between Ironclad Performance Wear Corporation and Union Bank, N.A. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed December 11, 2012.
10.11	Commercial Promissory Note issued on November 30, 2012 by Ironclad Performance Wear Corporation in favor of Union Bank, N.A. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-51365), filed December 11, 2012.
10.12*	Settlement Agreement and Mutual General Release dated December 14, 2012, by and among Ironclad Performance Wear Corporation, Scott Jarus, Scott Alderton, Eduard A. Jaeger, R.D. Pete Bloomer, Vane Clayton, David Jacobs, Kenneth J. Frank, Richard B. Kronman, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter and Marcel Sassola.
10.13	Voting Agreement dated December 14, 2012, by and among Ironclad Performance Wear Corporation, Kenneth J. Frank, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter, Marcel Sassola, Eduard A. Jaeger, Richard B. Kronman and Scott Jarus.
21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
23.1	Consent of EFP Rotenberg, LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.

Table of Contents	65

Exhibit Number	Exhibit Title

101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

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

Table of Contents	66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 17, 2014		/s/ Thomas Kreig
	By:	Thomas Kreig
	Its:	Senior Vice President of Finance and
Principal Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of Ironclad Performance Wear Corporation do hereby constitute and appoint Jeffrey Cordes and Thomas Kreig, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Cordes	Chief Executive Officer and Director	March 17, 2014
Jeffrey Cordes	(Principal Executive Officer)

/s/ Thomas Kreig	Senior Vice President of Finance and	March 17, 2014
Thomas Kreig	Principal Financial Officer (Principal Financial and Accounting Officer)

/s/ David Jacobs	Director	March 17, 2014
David Jacobs

/s/ R. D. Pete Bloomer	Director	March 17, 2014
R. D. Pete Bloomer

/s/ Vane Clayton	Director	March 17, 2014
Vane Clayton

/s/ Michael DiGregorio	Director	March 17, 2014
Michael DiGregorio

/s/ Charles Giffen	Director	March 17, 2014
Charles Giffen

	Director	March 17, 2014
Patrick O’Brian

Table of Contents	67