Form 10-K/A
period 2013-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2014-03-18
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At March 5, 2014, the issuer had 76,704,275 shares of common stock, par value $0.001 per share, issued and outstanding..

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 18, 2014		/s/ Thomas Kreig
	By:	Thomas Kreig
	Its:	Senior Vice President of Finance and
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

Name	Title	Date

/s/ Thomas Kreig	Chief Executive Officer and Director	March 18, 2014
Thomas Kreig, as Attorney-in-Fact for Jeffrey Cordes	(Principal Executive Officer)

/s/ Thomas Kreig	Senior Vice President of Finance and	March 18, 2014
Thomas Kreig	Principal Financial Officer (Principal Financial and Accounting Officer)

	Director	March 18, 2014
David Jacobs

/s/ Thomas Kreig	Director	March 18, 2014
Thomas Kreig as Attorney-in-Fact for R. D. Pete Bloomer

/s/ Thomas Kreig	Director	March 18, 2014
Thomas Kreig as Attorney-in-Fact for Vane Clayton

/s/ Thomas Kreig	Director	March 18, 2014
Thomas Kreig as Attorney-in-Fact for Michael DiGregorio

/s/ Thomas Kreig	Director	March 18, 2014
Thomas Kreig as Attorney-in-Fact for Charles Giffen

	Director	March 18, 2014
Pat O’Brian