Form 10-Q
period 2014-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2014-05-13
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

As of May 8, 2014, the registrant had 76,704,275 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,006,783	$313,750
Accounts receivable net of allowance for doubtful accounts of $38,000 and $48,000	3,958,654	6,782,191
Inventory, net of reserve of $564,600 and $621,000	4,995,136	4,570,402
Deposits on inventory	1,080,931	868,662
Prepaid and other	408,748	407,619
Deferred tax assets - current	274,000	274,000
Total current assets	11,724,252	13,216,624

PROPERTY AND EQUIPMENT
Computer equipment and software	452,053	442,262
Vehicles	39,630	39,630
Office equipment and furniture	199,134	196,744
Leasehold improvements	90,441	90,441
Less: accumulated depreciation	(605,260)	(577,759)
Total property and equipment, net	175,998	191,318

Trademarks and patents, net of accumulated amortization of $51,383 and $49,064	138,041	138,260
Deposits	10,204	10,204
Deferred tax assets – long term	798,000	798,000
Total other assets	946,245	946,464

Total Assets	$12,846,495	$14,354,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,218,697	$2,129,905
Line of credit	—	2,169,411
Total current liabilities	3,218,697	4,299,316

Total Liabilities	3,218,697	4,299,316

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 76,704,275 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	76,704	76,704
Additional paid-in capital	19,272,264	19,208,255
Accumulated deficit	(9,721,170)	(9,229,869)
Total Stockholders’ Equity	9,627,798	10,055,090
Total Liabilities and Stockholders’ Equity	$12,846,495	$14,354,406

 See Notes to Condensed Consolidated Financial Statements.

Table of Contents	1

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2014	2013
REVENUES
Net sales	$5,076,335	$5,315,656

COST OF SALES
Cost of sales	3,607,189	3,335,770

GROSS PROFIT	1,469,146	1,979,886

OPERATING EXPENSES
General and administrative	772,057	806,571
Sales and marketing	703,219	772,639
Research and development	120,648	183,744
Purchasing, warehousing and distribution	327,797	288,649
Depreciation and amortization	29,820	40,556

Total operating expenses	1,953,541	2,092,159

LOSS FROM OPERATIONS	(484,395)	(112,273)

OTHER INCOME (EXPENSE)

Interest expense	(6,913)	(9,454)
Interest income	7	33
Gain on disposition of equipment	—	50
Total other expense	(6,906)	(9,371)

LOSS BEFORE PROVISION FOR INCOME TAXES	(491,301)	(121,644)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(491,301)	(121,644)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	(0.00)
Diluted	$(0.01)	(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	76,704,275	76,611,895
Diluted	76,704,275	76,611,895

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	2

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(491,301)	$(121,644)
Adjustments to reconcile net loss provided (used) by operating activities:
Allowance for bad debts	(10,000)	—
Depreciation	27,501	38,378
Amortization	2,319	2,178
Inventory reserve	(56,400)	—
Non-cash compensation:
Stock option expense	64,009	74,951
Gain on disposition of equipment	—	(50)
Changes in operating assets and liabilities:
Accounts receivable	2,833,537	2,767,539
Due from factor without recourse	—	728,379
Inventory	(368,334)	(2,004,602)
Deposits on inventory	(212,269)	144,256
Prepaid and other	(1,129)	(91,943)
Accounts payable and accrued expenses	1,088,792	(2,316,077)
Net cash flows provided (used) by operating activities	2,876,725	(778,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(12,181)	(50,157)
Proceeds from sale of assets	—	50
Investment in trademarks	(2,100)	(3,100)
Net cash flows used in investing activities	(14,281)	(53,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	23,102
Proceeds from bank line of credit	905,497	5,429,932
Payments to bank line of credit	(3,074,908)	(4,838,118)
Net cash flows provided (used) by financing activities	(2,169,411)	614,916

NET INCREASE (DECREASE) IN CASH	693,033	(216,926)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	313,750	721,589
CASH AND CASH EQUIVALENTS END OF PERIOD	$1,006,783	$504,663

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$6,913	$9,454
Income taxes paid in cash	$—	$146,000

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	3

IRONCLAD PERFORMANCE WEAR CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Description of Business

The Company was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received six U.S. patents, one international patent and four U.S. patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 57 registered U.S. trademarks, 10 in-use U.S. trademarks, 1 U.S. trademark pending registration, 21 registered international trademarks, 1 international trademark pending and 7 copyright marks.

2. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2014.

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

Table of Contents	4

Accounts Receivable

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

Accounts Receivable	March 31, 2014	December 31, 2013

Accounts receivable	$3,996,654	$6,830,191
Less - allowance for doubtful accounts	(38,000)	(48,000)

Net accounts receivable	$3,958,654	$6,782,191

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

Table of Contents	5

Operating Segment Reporting

As previously discussed, the Company has two product lines, “gloves” and “apparel,” both of which have similar characteristics.  They each provide functional protection and comfort to workers in the form of work wear for various parts of the body; their production processes are similar; they are both sold to the same type of class of customers, typically on the same purchase order; and they are warehoused and distributed from the same warehouse facility.  In addition, the “apparel” segment currently comprises less than 2% of the Company’s revenues.  The Company believes that the aggregation criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, paragraph 17 applies and will accordingly aggregate these two segments.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$3,934,921	$68,333	$4,003,254	$4,672,400	$17,635	$4,690,035
International	1,073,081	—	1,073,081	625,621	—	625,621
Total	$5,008,002	$68,333	$5,076,335	$5,298,021	$17,635	$5,315,656

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months ended March 31, 2014 and 2013 were $3,607,189 and $3,335,770, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three months ending March 31, 2014 and 2013 were $327,797 and $288,649, respectively. These costs were comprised of salaries and benefits of approximately $135,600 and $111,400; office expenses of approximately $19,400 and $17,700; travel and lodging of approximately $600 and $3,100; and warehouse operations of approximately $172,200 and $156,400, respectively.

Table of Contents	6

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three months ending March 31, 2014 and 2013 were approximately $19,700 or 0.4% and $17,100 or 0.3%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three months ending March 31, 2014 and 2013 were approximately $43,300 or 0.8% and $79,500 or 1.4%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three months ending March 31, 2014 and 2013 were approximately $28,000 or 0.6% and $21,100 or 0.4%, respectively. Adjustments to the product returns reserve for the three months ending March 31, 2014 and 2013 were approximately $-0- or 0.0% and $10,000 or 0.2%, respectively.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/13	$75,000
Payments Recorded During the Period	(90,968)
(15,968)
Accrual for New Liabilities During the Reporting Period	90,968
Reserve Balance 3/31/14	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2014 and 2013 were $159,478 and $125,445, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Four customers accounted for approximately $3,070,000 or 60.5% of net sales for the quarter ended March 31, 2014.  Two customers accounted for approximately $2,776,000 or 52.0% of net sales for the three months ended March 31, 2013.  No other customers accounted for more than 10% of net sales during the periods.

Table of Contents	7

Supplier Concentrations

Three suppliers, who are located overseas, accounted for approximately 85% of total purchases for the three months ended March 31, 2014.  Two suppliers, who are located overseas, accounted for approximately 69% of total purchases for the three months ended March 31, 2013.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

As a result of the net loss for the three months ended March 31, 2014 and 2013, the Company calculated diluted earnings per share using weighted average basic shares outstanding only, as using diluted shares would be anti-dilutive to loss per share.

The following table sets forth the calculation of the numerators and denominators of the basic and pro forma diluted per share computations for the three months ended March 31, 2014 and 2013 if diluted shares were to be included:

	2014	2013
Numerator: Net Loss	$(491,301)	$(121,644)
Denominator: Basic EPS
Common shares outstanding, beginning of period	76,681,498	76,028,200
Weighted average common shares issued during the period	22,777	583,695
Denominator for basic earnings per common share	76,704,275	76,611,895
Denominator: Diluted EPS (Pro Forma)
Common shares outstanding, beginning of period	76,681,498	76,028,200
Weighted average common shares issued during the period	22,777	583,695
Dilutive warrants outstanding at end of the period	43,146	43,146
Dilutive stock options outstanding at the end of the period	10,229,349	9,247,053
Denominator for diluted earnings per common share	86,976,770	85,902,094

Table of Contents	8

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented as the effect would have been anti-dilutive:

	Three Months
	Ended March 31,
	2014	2013
Options outstanding under the Company’s stock option plans	13,156,974	9,290,199
Common Stock Warrants	43,146	43,146

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

The components of the provision for income taxes for the three months ended March 31, 2014 and 2013 were $-0- and $-0-, respectively.   Based on its history of losses, the Company provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2012 the Company reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets. Accordingly, the Company reversed approximately 30% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $857,500. For the year ended December 31, 2013, the Company once again evaluated its need for a valuation allowance against its deferred tax assets and determined that an additional 7% reduction in the valuation allowance was appropriate and recorded an additional deferred tax benefit of $214,500. These deferred tax benefits are recorded on the balance sheet as current deferred tax assets of $274,000 and long term deferred tax assets of $798,000.

We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred taxes.

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

Table of Contents	9

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At March 31, 2014 and December 31, 2013, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

The table below sets forth our financial assets and liabilities that were accounted for at fair value as of March 31, 2014 and December 31, 2013. The table does not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Item measured at fair value on a recurring basis: None	$-	$-	$-	$-	$-	$-

Table of Contents	10

3. Inventory

At March 31, 2014 and December 31, 2013 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $564,600 at March 31, 2014 and $621,000 at December 31, 2013.

	March 31, 2014	December 31, 2013

Finished goods	$4,995,136	$4,570,402

4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2014	December 31, 2013

Computer equipment and software	$452,053	$442,262
Vehicles	39,630	39,630
Office furniture and equipment	199,134	196,744
Leasehold improvements	90,441	90,441

	781,258	769,077
Less: Accumulated depreciation	(605,260)	(577,759)
Property and equipment, net	$175,998	$191,318

Depreciation expense for the three months ended March 31, 2014 and 2013 was $27,501 and $38,378, respectively, and for the twelve months ended December 31, 2013 was $158,122.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	March 31,	December 31,
	2014	2013

Trademarks	$164,589	$162,489
Patents	24,835	24,835
Less: Accumulated amortization	(51,383)	(49,064)
Trademarks and Patents, net	$138,041	$138,260

Trademarks and patents consist of definite-lived trademarks and patents of $122,325 and $120,225 and indefinite-lived trademarks and patents of $67,099 and $67,099 at March 31, 2014 and December 31, 2013, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the three months ended March 31, 2014 and 2013 was $2,319 and $2,178, respectively, and for the twelve months ended December 31, 2013 was $8,746.

Table of Contents	11

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Accounts payable	$1,805,744	$1,161,985
Accrued rebates and co-op	128,192	224,213
Accrued bonus	28,125	40,533
Customer deposits	618,992	260,717
Accrued returns reserve	75,000	75,000
Accrued expenses - other	562,644	367,457

Total accounts payable and accrued expenses	$3,218,697	$2,129,905

7. Bank Lines of Credit

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

As of March 31, 2014 and December 31, 2012, the total amounts due to Union Bank were $-0- and $2,169,411, respectively.

8. Equity Transactions

Common Stock

On January 14, 2013 the Company issued 172,582 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On February 5, 2013 the Company issued 35,513 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On February 25, 2013 the Company issued 48,595 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

There were 76,704,275 shares of common stock of the Company outstanding at March 31, 2014.

Table of Contents	12

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2013	43,146	0.19
Warrants exercised	—
Warrants outstanding at March 31, 2014	43,146	0.19

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

For stock options issued during the three months ended March 31, 2014 and 2013, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	March 31, 2014	March 31, 2013
Risk free interest rate	0.05% to 2.25%	0.12% to 1.25%
Dividends	-	-
Volatility factor	80.9% to 84.5%	80.0% to 88.3%
Expected life	5.5 to 6.25 years	5.5 to 6.25 years

Table of Contents	13

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	9,570,455	$0.113
Granted	1,888,000	$0.250
Exercised	(256,690)	$0.090
Cancelled/Expired	(1,058,000)	$0.109
Outstanding at December 31, 2013	10,143,765	$0.140
Granted	3,238,250	$0.172
Exercised	-
Cancelled/Expired	(225,041)	$0.198
Outstanding at March 31, 2014	13,156,974	$0.147
Exercisable at March 31, 2014	8,352,984	$0.130

The following table summarizes information about stock options outstanding at March 31, 2014:

Range of Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$	0.09 - $0.27	13,156,974	7.04	$0.147	$935,985

The following table summarizes information about stock options exercisable at March 31, 2014:

Range of Exercise Price		Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$	0.09 - $0.26	8,352,984	5.69	$0.130	$739,875

The following table summarizes information about non-vested stock options at March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2013	2,333,932	$0.20
Granted	3,238,250	$0.17
Vested	(543,151)	$0.11
Forfeited	(225,041)	$0.13
Non-Vested at March 31, 2014	4,803,990	$0.12

In accordance with ASC 718, the Company recorded $64,009 and $74,951 of compensation expense for employee stock options during the three months ended March 31, 2014 and 2013. These compensation expense charges were recorded in the following operating expense categories for 2014 and 2013, respectively; general and administrative - $44,067 and $52,048; sales and marketing - $11,165 and $13,584; research and development - $6,822 and $4,701; and purchasing, warehousing and distribution - $1,955 and $4,618. There was a total of $573,470 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2014. This cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested during the three months ended March 31, 2014 was $59,032.

Table of Contents	14

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

The Company’s 2013 tax returns are currently on extension. The federal and state income tax provisions in 2013 of $-0- are a result of the reported net loss for the period.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended March 31, 2014 and 2013 as follows:

	March 31, 2014	March 31, 2013
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	5.4%	(101.1%)
Change in valuation allowance	(39.4%)	67.1%
Total	—%	—%

 In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize some portion or all of the benefits of these deductible differences.

Table of Contents	15

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at March 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Deferred tax assets
Net operating loss carryforward	$2,431,944	$2,228,062
Stock option expense	1,410,019	1,382,598
Allowance for doubtful accounts	16,279	20,563
Allowance for product returns	32,130	32,130
Accrued compensation	64,165	58,940
Inventory reserve	241,875	266,036
Other	73,572	73,419
Valuation allowance	(2,885,252)	(2,691,622)
Total deferred tax assets	1,384,732	1,370,126
Deferred tax liabilities - state taxes	(313,732)	(298,126)
Net deferred tax assets/liabilities	$1,072,000	$1,072,000

As of March 31, 2014, the Company had unused federal and state contribution carryovers of $5,680 that expire in 2014 through 2019.

As of March 31, 2014, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $5,329,000 and $6,401,000, respectively, that expire between 2015 and 2025.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  Rent expense for this facility for the three months ended March 31, 2014 was $46,298.

The Company has various non-cancelable operating leases for office equipment expiring through July 2016.  Equipment lease expense charged to operations under these leases for the three months ended March 31, 2014 was $2,530.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2014	122,751	4,021	126,772
2015	167,952	1,541	169,493
2016	85,578	899	86,477
Thereafter	-	-	-

	$376,281	$6,461	$382,742

Table of Contents	16

Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004, which was subsequently amended on November 26, 2008. Pursuant to the terms of the Separation Agreement, if Ironclad terminates Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then: (a) Ironclad California must pay Mr. Jaeger all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date;  (b) Ironclad California must pay a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1) year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers; and (c) all outstanding options issue to Mr. Jaeger under the Company’s 2006 Stock Incentive Plan, or any other plan or agreement approved by the Company’s Board of Directors shall become immediately vested and exercisable. Further, the Separation Agreement, as amended, also provides that the Company’s Board of Directors can’t remove Mr. Jaeger during his then current board term, except for Cause (as defined in the Separation Agreement).  Finally, the Separation Agreement requires Mr. Jaeger to sign a general release and non-competition agreement in order to receive the lump sum payment. For the purposes of the Separation Agreement, termination for “Cause” means termination by reason of: (i) any act or omission knowingly undertaken or omitted by Executive with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Board, in the sole discretion of the Board of Directors; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages. This Separation Agreement has been cancelled, effective February 18, 2014, in conjunction with a Consulting Agreement of same date, as described in Note 11.

11. Management Changes

On February 18, 2014 the board of directors of the Company appointed Mr. Jeffrey Cordes as Chief Executive Officer with a compensation of $300,000 per year, along with an incentive bonus of $125,000 for over-achievement of corporate objectives. Mr. Cordes was also appointed to the board of directors. In addition, Mr. Cordes was awarded 2,700,000 options to purchase the Company’s common stock at $0.17, the stock closing price on the date of the award.

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

Subsequent to the end of the period, effective May 5, 2014, the Company appointed Mr. William Aisenberg as its Executive Vice President, Chief Financial Officer and Secretary, with a compensation of $225,000 per year; he is also eligible to receive an annual incentive bonus of up to 30% of his salary based on the Company achieving certain revenue and operating income targets, and based upon Mr. Aisenberg and/or the Company achieving certain corporate objectives. In addition, Mr. Aisenberg was awarded 1,000,000 options to purchase the Company’s common stock at $0.19, the stock closing price on the date of the award. Mr. Thomas Kreig, who has served as the Principal Accounting Officer of the Company, will remain with the Company for several months to assist in an orderly transition.

Table of Contents	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2014 and 2013. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2013 we entered the Canadian and European markets through distributors and international sales have represented approximately 7% - 19% of total sales. We plan to continue to pursue sales internationally by expanding our distribution into Europe and other international markets in ensuing years.

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

Table of Contents	18

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

Revenue Recognition

Under our sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. Our standard terms are typically net 30 days from the transfer of title to the products to a customer, however we have negotiated special terms with certain customers and industries. We typically collect payment from a customer within 30 to 45 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer. The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us. A customer’s obligation to pay us for products sold to it is not contingent upon the resale of those products. We recognize revenue at the time title is transferred to a customer.

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

		Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$3,934,921	$68,333	$4,003,254	$4,672,400	$17,635	$4,690,035
International	1,073,081	-	1,073,081	625,621	-	625,621
Total	$5,008,002	$68,333	$5,076,335	$5,298,021	$17,635	$5,315,656

Table of Contents	19

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. As of March 31, 2014 and December 31, 2013, our inventory reserve was $564,600 and $621,000, respectively. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve. In the first quarter of 2014, the Company sold some of its slow-moving inventory and reduced its inventory reserve by $56,400.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $38,000 at March 31, 2014 and $48,000 at December 31, 2013.

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

Table of Contents	20

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

Reserve for Product Returns, Allowances and Adjustments
Reserve Balance 12/31/13	$75,000
Payments Recorded During the Period	(90,968)
(15,968)
Accrual for New Liabilities During the Reporting Period	90,968
Reserve Balance 3/31/14	$75,000

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

Table of Contents	21

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  We have reported losses for 2003, 2004, 2005, 2006, 2007, 2008 and 2009, and uncertainty exists as to whether benefits from deferred tax assets will be utilized. In the past we have fully reserved our deferred tax assets, however, we have now had several years in a row of sustained profits and believe it would now be appropriate to reduce this valuation allowance. Accordingly the Company reversed approximately 30% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $857,500 in 2012. At December 31, 2013 we once again reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we would be able to realize some more of our deferred tax assets. At December 31, 2013 we reversed approximately 7% of our valuation allowance for our current deferred tax assets and recorded an additional deferred tax benefit of $214,500. These deferred tax benefits are recorded on the balance sheet as current deferred tax assets of $274,000 and long term deferred tax assets of $798,000.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Net Sales decreased $239,321 or 4.5%, to $5,076,335 in the quarter ended March 31, 2014 from $5,315,656 for the corresponding period in 2013. Four customers accounted for 60.5% of Net Sales during the quarter ended March 31, 2014 and two customers accounted for 52.0% of Net Sales during the quarter ended March 31, 2013. The Net Sales decrease for the quarter is due to reduced sales in our industrial/safety and automotive segments, increased promotional expenditures in the automotive segment, offset by increases in our international and private label segments.  We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit decreased $510,740 to $1,469,146 for the quarter ended March 31, 2014 from $1,979,886 for the corresponding period in 2013. Gross Profit, as a percentage of net sales, or gross margin, decreased to 28.9% in the first quarter of 2014 from 37.2% in the same quarter of 2013.  The decrease in Gross Profit of 8.3% for the first quarter was primarily due to a decrease in higher margin sales plus several large promotional incentives incurred in the period.

Operating Expenses decreased by $138,618, or 6.6%, to $1,953,541 in the first quarter of 2014 from $2,092,159 in the first quarter of 2013. As a percentage of net sales, Operating Expenses decreased to 38.5% in the first quarter of 2014 from 39.4% in the same period of 2013.  The decreased spending for the first quarter of 2014 was in line with our budgeted expectations.  The decreased spending for the first three months of 2014 was primarily driven by decreases in personnel costs of $283,000; sales commissions of $37,000; and depreciation expense of $11,000.  These were offset by increased professional fees of $117,000; legal expense of $41,000; and marketing expenses of $34,000.  The decreased personnel costs and increased professional fees are somewhat offsetting as we had an interim President and the search costs associated with hiring a new CEO in 2014 versus the prior year.  Our number of employees was 28 at March 31, 2014 and 29 at March 31, 2013.

Table of Contents	22

Loss from Operations increased by $372,122 to a loss of $484,395 in the first quarter of 2014, from a loss of $112,273 in the first quarter of 2013. Loss from operations as a percentage of net sales increased to 9.5% in the first quarter of 2014 from 2.1% in the first quarter of 2013.  The increase in loss from operations in the three month period was primarily due to reduced sales in our industrial/safety and automotive channels and increased professional fees and operating expenses in the period.

Interest Expense decreased $2,541 to $6,913 in the first quarter of 2014 from $9,454 in the same period of 2013. This decrease is due to lower borrowings under our bank line of credit agreement, which was reduced to $-0- during the period.

Interest Income was $7 in the first quarter of 2014 as compared with $33 in the first quarter of 2013. Interest income is entirely comprised of bank interest.

Other Income (Expense) was $-0- for the first quarter of 2014 as compared with $50 in the same period of 2013.   The prior year includes a Gain on Disposition of Equipment of $50.

Net Loss increased by $369,657 to a loss of $491,301 in the first quarter of 2014 from a loss of $121,644 in the first quarter of 2013.  This increased loss was primarily the result of lower margin sales due to customer and product mix, and increased promotional expenses in the current quarter.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period and fall promotions.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to exhibit moderate and uneven growth, which affects some of our channels, we have been experiencing some mixed growth in certain channels, international and private label, which helps offset declines in other areas.

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

Table of Contents	23

The Company generated positive cash flow from operations of $2,877,000 in the first quarter of 2014. The increase in operating cash flow is primarily the result of decreases in stock inventory and increases in deposits on inventory, offset by an increase in accounts receivable. Combined with a pay down on our line of credit to $-0-, we generated positive cash flow for the quarter of $693,000.

At March 31, 2014 and December 31, 2013 we had available, but unused credit under this facility of approximately $4,908,000 and $3,831,000, respectively.

Off Balance Sheet Arrangements

At March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Table of Contents	24

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

Table of Contents	25

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

Table of Contents	26

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

Table of Contents	27

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

Our glove products are manufactured by 7 manufacturers operating in China, Hong Kong, Indonesia and Cambodia. Our performance apparel products were manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 18% of our fiscal 2013 net revenues and 19% of year-to-date 2014 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•	difficulties in managing foreign operations, including difficulties associated with inventory management and collection on foreign accounts receivable;

•	dependence on foreign distributors and distribution networks;

•	currency exchange fluctuations and the ability of our foreign manufacturers to change the prices they charge us based on fluctuations in the value of the U.S. dollar relative to that of the foreign currency;

Table of Contents	28

•	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards as well as restrictions on the transfer of funds;

•	disruptions or delays in shipments;

•	changes in local economic and non-economic conditions and standards in which our manufacturers, suppliers or customers are located; and

•	reduced protection for intellectual property rights in jurisdictions outside the United States.

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

Table of Contents	29

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

Table of Contents	30

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

Table of Contents	31

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

Table of Contents	32

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

Table of Contents	33

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 26% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

Table of Contents	34

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of March 31, 2014, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO). The COSO Commission has recently adopted a revision of the Internal Control-Integrated Framework which will become effective for us in December 2014. We expect to be in full compliance later this year.

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

Table of Contents	35

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

3.2	Amended and Restated Bylaws of Ironclad Performance Wear Corporation. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365) filed March 7, 2014.
10.1†	Letter Agreement dated February 3, 2014, between Jeffrey Cordes and Ironclad Performance Wear Corporation.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

† A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-Q.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Table of Contents	36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 13, 2014	By:	/s/ William Aisenberg
William Aisenberg,
EVP, Chief Financial Officer