Form 10-Q
period 2014-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2014-08-13
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

As of August 6, 2014, the registrant had 77,732,819 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$762,287	$313,750
Accounts receivable net of allowance for doubtful accounts of $30,000 and $48,000	3,369,592	6,782,191
Inventory, net of reserve of $547,800 and $621,000	5,501,227	4,570,402
Deposits on inventory	1,024,612	868,662
Prepaid and other	697,590	407,619
Deferred tax assets - current	274,000	274,000
Total current assets	11,629,308	13,216,624

PROPERTY AND EQUIPMENT
Computer equipment and software	476,206	442,262
Vehicles	39,630	39,630
Office equipment and furniture	201,016	196,744
Leasehold improvements	90,441	90,441
Less: accumulated depreciation	(630,632)	(577,759)
Total property and equipment, net	176,661	191,318

Trademarks and patents, net of accumulated amortization of $53,782 and $49,064	139,842	138,260
Deposits	21,306	10,204
Deferred tax assets – long term	798,000	798,000
Total other assets	959,148	946,464

Total Assets	$12,765,117	$14,354,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,309,897	$2,129,905
Line of credit	—	2,169,411
Total current liabilities	3,309,897	4,299,316

Total Liabilities	3,309,897	4,299,316

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 77,607,346 shares issued and outstanding at June 30, 2014 and 76,704,275 shares issued and outstanding at December 31, 2013, respectively	77,607	76,704
Additional paid-in capital	19,380,489	19,208,255
Accumulated deficit	(10,002,876)	(9,229,869)
Total Stockholders’ Equity	9,455,220	10,055,090
Total Liabilities and Stockholders’ Equity	$12,765,117	$14,354,406

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	1

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Net sales	$4,819,252	$4,519,211	$9,895,587	$9,834,867

COST OF SALES
Cost of sales	3,161,595	2,960,998	6,768,784	6,296,768

GROSS PROFIT	1,657,657	1,558,213	3,126,803	3,538,099

OPERATING EXPENSES
General and administrative	763,033	611,897	1,535,090	1,418,469
Sales and marketing	659,265	799,235	1,362,484	1,571,873
Research and development	132,335	181,610	252,983	365,354
Purchasing, warehousing and distribution	356,297	289,832	684,094	578,481
Depreciation and amortization	28,675	44,760	58,495	85,316

Total operating expenses	1,939,605	1,927,334	3,893,146	4,019,493

LOSS FROM OPERATIONS	(281,948)	(369,121)	(766,343)	(481,394)

OTHER INCOME (EXPENSE)

Interest expense	—	(21,905)	(6,913)	(31,359)
Interest income	7	41	14	74
Other income, net	131	1	131	1
Gain on disposition of equipment	105	—	105	50
Total other income (expense)	243	(21,863)	(6,663)	(31,234)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(281,705)	(390,984)	(773,006)	(512,628)

BENEFIT FROM INCOME TAXES	—	(176,196)	—	(176,196)

NET LOSS	$(281,705)	$(214,788)	$(773,006)	$(336,432)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	77,117,171	76,704,277	76,911,863	76,658,341
Diluted	88,258,596	85,735,188	88,053,288	85,689,252

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	2

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(773,006)	$(336,432)
Adjustments to reconcile net loss provided (used) by operating activities:
Allowance for bad debts	(18,000)	—
Depreciation	53,777	80,942
Amortization	4,718	4,374
Inventory reserve	(73,200)	—
Non-cash compensation:
Stock option expense	157,116	149,178
Gain on disposition of equipment	(105)	(50)
Changes in operating assets and liabilities:
Accounts receivable	3,430,599	2,712,247
Due from factor without recourse	—	915,492
Inventory	(857,625)	(2,837,730)
Deposits on inventory	(155,950)	(70,750)
Prepaid and other	(301,073)	(131,415)
Accounts payable and accrued expenses	1,179,992	(2,816,102)
Net cash flows provided (used) by operating activities	2,647,243	(2,330,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(39,249)	(96,335)
Proceeds from sale of assets	233	50
Investment in trademarks	(6,300)	(4,900)
Net cash flows used in investing activities	(45,316)	(101,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	16,021	23,102
Proceeds from bank line of credit	905,497	9,087,325
Payments to bank line of credit	(3,074,908)	(7,171,932)
Net cash flows provided (used) by financing activities	(2,153,390)	1,938,495

NET INCREASE (DECREASE) IN CASH	448,537	(492,936)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	313,750	721,589
CASH AND CASH EQUIVALENTS END OF PERIOD	$762,287	$228,653

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$6,913	$31,359
Income taxes paid in cash	$—	$146,000

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	3

IRONCLAD PERFORMANCE WEAR CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Description of Business

Ironclad Performance Wear Corporation (“Ironclad,” the “Company,” “we,” “us” or “our”) was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received six U.S. patents, one international patent and four U.S. patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 57 registered U.S. trademarks, 9 in-use U.S. trademarks, 4 U.S. trademarks pending registration, 21 registered international trademarks, 3 international trademarks pending and 7 copyright marks.

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Ironclad Performance Wear Corporation, a Nevada corporation and inactive parent company, and its wholly owned subsidiary Ironclad Performance Wear Corporation, a California corporation (“Ironclad California”). All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high quality credit institutions. The Federal Deposit Insurance Company (FDIC) insures cash amounts at each institution for up to $250,000 and the Securities Investor Protection Corporation (SIPC) also insures cash amounts at each institution up to $250,000.  In addition, supplemental insurance is in place to cover balances in excess of these limits. The Company maintains cash in excess of the FDIC and SIPC limits.

Accounts Receivable

The Company advances credit to most of its customers based on an initial analysis of their credit worthiness and an ongoing review of their payment history. Most accounts receivable are collected in 30 to 60 days from invoice, according to terms allowed, with a few exceptions. Customer payments are received directly into the Company’s lockbox at its bank by ACH transfer and wire transfer deposits, and customer checks.

The allowance for doubtful accounts is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Interest is not charged on past due accounts.

Table of Contents	4

Accounts Receivable	June 30, 2014	December 31, 2013

Accounts receivable	$3,399,592	$6,830,191
Less - allowance for doubtful accounts	(30,000)	(48,000)

Net accounts receivable	$3,369,592	$6,782,191

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

Table of Contents	5

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$7,461,389	$81,252	$7,542,641	$8,237,799	$41,709	$8,279,508
International	2,352,207	739	2,352,946	1,554,642	717	1,555,359
Total	$9,813,596	$81,991	$9,895,587	$9,792,441	$42,426	$9,834,867

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three and six months ended June 30, 2014 and 2013 were $3,161,595 and $6,768,784 and $2,960,998 and $6,296,768, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and six months ending June 30, 2014 and 2013 were $356,297 and $289,832 and $684,094 and $578,481, respectively. These costs were comprised of salaries and benefits of approximately $159,200 and $124,400 and $294,800 and $235,800; office expenses of approximately $44,000 and $18,600 and $63,400 and $36,300; travel and lodging of approximately $15,000 and $700 and $15,700 and $3,900; and warehouse operations of approximately $138,100 and $146,100 and $310,200 and $302,500, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and six months ending June 30, 2014 and 2013 were approximately $16,300 or 0.4% and $36,000 or 0.3% and $25,900 or 0.5% and $43,000 or 0.4%, respectively.

Table of Contents	6

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and six months ending June 30, 2014 and 2013 were approximately $22,700 or 0.5% and $66,000 or 0.6% and $133,600 or 2.8% and $213,100 or 2.1%, respectively.

Accounting Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and six months ending June 30, 2014 and 2013 were approximately $6,200 or 0.1% and $34,200 or 0.3% and $8,200 or 0.2% and $29,400 or 0.2%, respectively. Adjustments to the product returns reserve for the three and six months ending June 30, 2014 were $-0- or 0.0%, and for the three and six months ended June 30, 2013 were $-0- or .0.% and $10,000 or 0.1%.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/13	$75,000
Payments Recorded During the Period	(90,968)
(15,968)
Accrual for New Liabilities During the Reporting Period	90,968
Reserve Balance 3/31/14	75,000
Payments Recorded During the Period	(45,214)
29,786
Accrual for New Liabilities During the Reporting Period	45,214
Reserve Balance 6/30/14	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and six months ended June 30, 2014 and 2013 were $50,451 and $209,929 and $126,219 and $251,664, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $2,916,000 or 60.5% of net sales for the quarter ended June 30, 2014 and three customers accounted for approximately $2,155,000 or 47.7% of net sales for the quarter ended June 30, 2013.  Three customers accounted for approximately $5,530,000 or 55.9% of net sales for the six months ended June 30, 2014 and three customers accounted for approximately $5,430,000 or 55.2% of net sales for the six months ended June 30, 2013.  No other customers accounted for more than 10% of net sales during the periods.

Table of Contents	7

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 78% of total purchases for the three months ended June 30, 2014 and three suppliers, who are also located overseas, accounted for approximately 85% of total purchases for the three months ended June 30, 2013.  Three suppliers, who are located overseas, accounted for approximately 85% of total purchases for the six months ended June 30, 2014 and two suppliers, who are also located overseas, accounted for approximately 72% of total purchases for the six months ended June 30, 2013.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

As a result of the net loss for the six months ended June 30, 2014 and 2013, the Company calculated diluted earnings per share using weighted average basic shares outstanding only, as using diluted shares would be anti-dilutive to loss per share.

The following table sets forth the calculation of the numerators and denominators of the basic and pro forma diluted per share computations for the six months ended June 30, 2014 and 2013, if diluted shares were to be included:

	2014	2013
Numerator: Net Loss	$(773,006)	$(336,432)
Denominator: Basic EPS
Common shares outstanding, beginning of period	76,681,498	76,028,200
Weighted average common shares issued during the period	230,365	630,141
Denominator for basic earnings per common share	76,911,863	76,658,341
Denominator: Diluted EPS (Pro Forma)
Common shares outstanding, beginning of period	76,681,498	76,028,200
Weighted average common shares issued during the period	230,365	630,141
Dilutive warrants outstanding at end of the period	43,146	43,146
Dilutive stock options outstanding at the end of the period	11,098,279	8,987,765
Denominator for diluted earnings per common share	88,053,288	85,682,252

Table of Contents	8

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented as the effect would have been anti-dilutive:

	Six Months
	Ended June 30,
	2014	2013
Options outstanding under the Company’s stock option plans	14,025,904	10,875,765
Common Stock Warrants	43,146	43,146

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

The components of the provision for income taxes for the six months ended June 30, 2014 and 2013 were $-0- and a $176,196 benefit, respectively.   Based on its history of losses, the Company provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2012 the Company reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets. Accordingly, the Company reversed approximately 30% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $857,500. For the year ended December 31, 2013, the Company once again evaluated its need for a valuation allowance against its deferred tax assets and determined that an additional 7% reduction in the valuation allowance was appropriate and recorded an additional deferred tax benefit of $214,500. These deferred tax benefits are recorded on the balance sheet as current deferred tax assets of $274,000 and long term deferred tax assets of $798,000.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At June 30, 2014 and December 31, 2013, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

There were no financial assets or liabilities accounted for at fair value at June 30, 2014 or December 31, 2013.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Table of Contents	10

3. Inventory

At June 30, 2014 and December 31, 2013 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $547,800 at June 30, 2014 and $621,000 at December 31, 2013.

	June 30, 2014	December 31, 2013

Finished goods	$5,501,227	$4,570,402

4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013

Computer equipment and software	$476,206	$442,262
Vehicles	39,630	39,630
Office furniture and equipment	201,016	196,744
Leasehold improvements	90,441	90,441

	807,293	769,077
Less: Accumulated depreciation	(630,632)	(577,759)
Property and equipment, net	$176,661	$191,318

Depreciation expense for the six months ended June 30, 2014 and 2013 was $53,777 and $80,942, respectively, and for the twelve months ended December 31, 2013 was $158,122.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	June 30,	December 31,
	2014	2013

Trademarks	$168,789	$162,489
Patents	24,835	24,835
Less: Accumulated amortization	(53,782)	(49,064)
Trademarks and Patents, net	$139,842	$138,260

Trademarks and patents consist of definite-lived trademarks and patents of $126,525 and $120,225 and indefinite-lived trademarks and patents of $67,099 and $67,099 at June 30, 2014 and December 31, 2013, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the six months ended June 30, 2014 and 2013 was $4,718 and $4,374, respectively, and for the twelve months ended December 31, 2013 was $8,746.

Table of Contents	11

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Accounts payable	$1,901,519	$1,161,985
Accrued rebates and co-op	58,912	224,213
Accrued bonus	—	40,533
Customer deposits	770,480	260,717
Accrued returns reserve	75,000	75,000
Accrued expenses - other	503,986	367,457

Total accounts payable and accrued expenses	$3,309,897	$2,129,905

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

As of June 30, 2014 and December 31, 2013, the total amounts due to Union Bank were $-0- and $2,169,411, respectively.

8. Equity Transactions

Common Stock

On January 14, 2013 the Company issued 172,582 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On February 5, 2013 the Company issued 35,513 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On February 25, 2013 the Company issued 48,595 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On May 14, 2014 the Company issued 144,959 shares of common stock upon the exercise of a stock option at an exercise price of $0.095.

On June 2, 2014 the Company issued 24,779 shares of common stock upon the exercise of a stock option at exercise prices between $0.09 and $0.095.

Table of Contents	12

 On June 19, 2014 the Company issued 733,333 shares of restricted common with a fair value of $0.23, vesting over a period of one year.

There were 77,607,346 shares of common stock of the Company outstanding at June 30, 2014.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2013	43,146	0.19
Warrants exercised	—
Warrants outstanding at June 30, 2014	43,146	0.19

Stock Based Compensation

Ironclad California reserved 3,020,187 shares of its common stock for issuance to employees, directors and consultants under the 2000 Stock Incentive Plan, which the Company assumed in the merger pursuant to which Ironclad California became a wholly-owned subsidiary of the Company (the “2000 Plan”). Under the 2000 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and are exercisable as determined by the Company’s board of directors.

Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). In June, 2009, the shareholders of the Company approved an increase in the number of shares of common stock reserved under the 2006 Plan to 11,000,000 shares.  In April, 2011, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 13,000,000 shares. In May, 2013, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 16,000,000 shares. In May, 2014, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 21,000,000 shares. Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and are exercisable as determined by the Company’s board of directors.

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

For stock options issued during the six months ended June 30, 2014 and 2013, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	June 30, 2014	June 30, 2013
Risk free interest rate	0.05% to 2.66%	0.12% to 1.33%
Dividends	-	-
Volatility factor	80.9% to 84.5%	74.7% to 88.3%
Expected life	5.5 to 6.25 years	5.5 to 6.25 years

Table of Contents	13

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	10,143,765	$0.140
Granted	3,238,250	$0.172
Exercised	—
Cancelled/Expired	(225,041)	$0.198
Outstanding at March 31, 2014	13,156,974	$0.147
Granted - Options	1,200,000	$0.188
Exercised	(169,738)	$0.094
Cancelled/Expired	(161,332)	$0.097
Outstanding at June 30, 2014	14,025,904	$0.153
Exercisable at June 30, 2014	8,612,716	$0.135

The following table summarizes information about stock options outstanding at June 30, 2014:

Range of Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$	0.09 - $0.27	14,025,904	6.52	$0.152	$1,046,214

The following table summarizes information about stock options exercisable at June 30, 2014:

Range of Exercise Price		Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$	0.09 - $0.27	8,612,716	4.71	$0.135	$802,017

The following table summarizes information about non-vested stock options at June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2013	2,333,932	$0.20
Granted	3,238,250	$0.17
Vested	(543,151)	$0.11
Forfeited	(225,041)	$0.13
Non-Vested at March 31, 2014	4,803,990	$0.12
Granted	1,200,000	$0.19
Vested	(451,042)	$0.12
Forfeited	(139,761)	$0.10
Non-Vested at June 30, 2014	5,413,187	$0.13

Table of Contents	14

In accordance with ASC 718, the Company recorded $157,116 and $149,178 of compensation expense for employee stock options during the six months ended June 30, 2014 and 2013. These compensation expense charges were recorded in the following operating expense categories for 2014 and 2013, respectively; general and administrative - $107,226 and $101,262; sales and marketing - $21,730 and $21,734; research and development - $14,124 and $12,039; and purchasing, warehousing and distribution - $14,036 and $14,143. There was a total of $816,827 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at June 30, 2014. This cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the six months ended June 30, 2014 was $118,093.

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

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2010 through 2012. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2010 through 2012.  The federal and state income tax provision in 2012 was primarily due to higher 2012 profits, and the projected continuing California NOL utilization suspension. Subsequent to year-end we discovered that the California NOL utilization suspension was not renewed. Upon filing the 2012 California income tax return we applied for a refund of 2012 estimated payments of $184,196, which was received in July 2013.

The Company’s 2013 tax returns are currently on extension.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended June 30, 2014 and 2013 as follows:

	June 30, 2014	June 30, 2013
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	5.3%	(26.4%)
Change in valuation allowance	(39.3%)	(7.6%)
Total	—%	—%

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

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at June 30, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Deferred tax assets
Net operating loss carryforward	$2,560,688	$2,228,062
Stock option expense	1,449,907	1,382,598
Allowance for doubtful accounts	12,852	20,563
Allowance for product returns	32,130	32,130
Accrued compensation	24,610	58,940
Inventory reserve	234,678	266,036
Other	73,589	73,419
Valuation allowance	(2,995,410)	(2,691,622)
Total deferred tax assets	1,393,044	1,370,126
Deferred tax liabilities - state taxes	(321,044)	(298,126)
Net deferred tax assets/liabilities	$1,072,000	$1,072,000

As of June 30, 2014, the Company had unused federal and state contribution carryovers of $5,719 that expire in 2014 through 2019.

As of June 30, 2014, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $5,629,000 and $6,708,000, respectively, that expire between 2015 and 2025.

10. Commitments and Contingencies

On June 11, 2014 the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company will be relocating its corporate headquarters to Texas in the third quarter. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent will be $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102.

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  Rent expense for this facility for the six months ended June 30, 2014 was $87,062. The Company is currently negotiating to sublet this facility for the remainder of its lease.

The Company has various non-cancelable operating leases for office equipment expiring through July 2016.  Equipment lease expense charged to operations under these leases for the six months ended June 30, 2014 was $5,602.

Table of Contents	16

 Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2014	81,834	1,407	83,241
2015	278,974	1,541	280,515
2016	218,804	899	219,703
2017	133,226	-	133,226
2018	22,204	-	22,204
Thereafter	-	-	-

	$735,042	$3,847	$738,889

Ironclad California executed a Separation Agreement with Eduard Jaeger effective in April 2004, which was subsequently amended on November 26, 2008. Pursuant to the terms of the Separation Agreement, if Ironclad terminated Mr. Jaeger’s employment with Ironclad California at any time other than for Cause, then: (a) Ironclad California was required to pay Mr. Jaeger all accrued and unpaid salary and other compensation payable by the Company for services rendered through the termination date, payable in a lump sum payment on the termination date;  (b) Ironclad California was required to pay a cash amount equal to Two Hundred Thousand Dollars ($200,000), payable in installments throughout the one (1) year period following the termination date in the same manner as Ironclad California pays salaries to its other executive officers; and (c) all outstanding options issued to Mr. Jaeger under the Company’s 2006 Stock Incentive Plan, or any other plan or agreement approved by the Company’s board of directors would become immediately vested and exercisable. Further, the Separation Agreement, as amended, also provided that the Company’s board of directors could not remove Mr. Jaeger during his then current board term, except for Cause (as defined in the Separation Agreement).  Finally, the Separation Agreement required Mr. Jaeger to sign a general release and non-competition agreement in order to receive the lump sum payment. For the purposes of the Separation Agreement, termination for “Cause” meant termination by reason of: (i) any act or omission knowingly undertaken or omitted by Mr. Jaeger with the intent of causing damage to Ironclad California, its properties, assets or business or its stockholders, officers, directors or employees; (ii) any improper act of Mr. Jaeger involving a material personal profit to him, including, without limitation, any fraud, misappropriation or embezzlement, involving properties, assets or funds of Ironclad California or any of its subsidiaries; (iii) any consistent failure by Mr. Jaeger to perform his normal duties as directed by the Chairman of the Board, in the sole discretion of the board of directors; (iv) any conviction of, or pleading nolo contendere to, (A) any crime or offense involving monies or other property of Ironclad; (B) any felony offense; or (C) any crime of moral turpitude; or (v) the chronic or habitual use or consumption of drugs or alcoholic beverages. This Separation Agreement was cancelled, effective February 18, 2014, in conjunction with a Consulting Agreement of same date, as described in Note 11.

11. Management Changes

On February 18, 2014 the board of directors of the Company appointed Mr. Jeffrey Cordes as Chief Executive Officer with a compensation of $300,000 per year, along with an incentive bonus of $125,000 for over-achievement of corporate objectives. Mr. Cordes was also appointed to the Company’s board of directors. In addition, Mr. Cordes was awarded 2,700,000 options to purchase the Company’s common stock at $0.17, the stock closing price on the date of the award.

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

On May 5, 2014, the Company’s board of directors appointed Mr. William Aisenberg as the Company’s Executive Vice President, Chief Financial Officer and Secretary, with a compensation of $225,000 per year; he is also eligible to receive an annual incentive bonus of up to 30% of his salary based on the Company achieving certain revenue and operating income targets, and based upon Mr. Aisenberg and/or the Company achieving certain corporate objectives. In addition, Mr. Aisenberg was awarded 1,000,000 options to purchase the Company’s common stock at $0.19, the stock closing price on the date of the award. Mr. Thomas Kreig, who has served as the Principal Accounting Officer of the Company, will remain with the Company for several months to assist in an orderly transition.

Table of Contents	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the six months ended June 30, 2014 and 2013. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

Our cost of goods sold includes the free on board (“FOB”) cost of the product plus landed costs and a reserve for slow-moving inventory. Landed costs include freight-in, insurance, duties and administrative costs to deliver the finished goods to our distribution warehouse. Cost of goods sold does not include purchasing, warehousing or distribution costs. These costs are captured as incurred on a separate line in operating expenses. Our gross margins may not be comparable to other entities that may include some or all of these costs in the calculation of gross margin.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$7,461,389	$81,252	$7,542,641	$8,237,799	$41,709	$8,279,508
International	2,352,207	739	2,352,946	1,554,642	717	1,555,359
Total	$9,813,596	$81,991	$9,895,587	$9,792,441	$42,426	$9,834,867

Table of Contents	19

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. As of June 30, 2014 and December 31, 2013, our inventory reserve was $547,800 and $621,000, respectively. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve. In the first six months of 2014, the Company sold some of its slow-moving inventory and reduced its inventory reserve by $73,200.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $30,000 at June 30, 2014 and $48,000 at December 31, 2013.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/13	$75,000
Payments Recorded During the Period	(90,968)
(15,968)
Accrual for New Liabilities During the Reporting Period	90,968
Reserve Balance 3/31/14	75,000
Payments Recorded During the Period	(45,214)
29,786
Accrual for New Liabilities During the Reporting Period	45,214
Reserve Balance 6/30/14	$75,000

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Net Sales increased $300,041 or 6.6%, to $4,819,252 in the quarter ended June 30, 2014 from $4,519,211 for the corresponding period in 2013. Two customers accounted for 60.5% of Net Sales during the quarter ended June 30, 2014 and three customers accounted for 47.7% of Net Sales during the quarter ended June 30, 2013. Net Sales increased $60,720 or 0.6%, to $9,895,587 in the six months ended June 30, 2014 from $9,834,867 for the corresponding period in 2013. Three customers accounted for 55.9% of Net Sales during the six months ended June 30, 2014 and three customers accounted for 55.2% of Net Sales for the six months ended June 30, 2013. The Net Sales increase for the quarter is due to increased sales in our industrial/safety segments, offset in part by decreases in the automotive and private label segments.  The Net Sales increase for the six month period is due to increased sales in our industrial/safety and private label segments, offset in part by decreases in the retail automotive, co-op and independent hardware segments. We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $99,444 to $1,657,657 for the quarter ended June 30, 2014 from $1,558,213 for the corresponding period in 2013. Gross Profit, as a percentage of net sales, or gross margin, decreased to 34.4% in the second quarter of 2014 from 34.5% in the same quarter of 2013.  The decrease in Gross Profit of 0.1% for the second quarter was primarily due to customer and product mix. Gross Profit decreased $411,296 to $3,126,803 for the six months ended June 30, 2014 from $3,538,099 in the prior year period. Gross Profit, as a percentage of net sales, or gross margin, decreased to 31.6% on a year-to-date basis from 36.0% for the same period of 2013. The decrease in Gross Profit of 4.4% for the first half of the year was primarily due to a decrease in higher margin sales plus several large promotional incentives incurred earlier in the year.

Table of Contents	22

Operating Expenses was consistent at $1.9 million in the three month periods ending June 30, 2014 and June 30, 2013. As a percentage of net sales, Operating Expenses represented 40.2% for the three months ended June 30, 2014, compared to 42.6% of net sales for the same period in 2013. Operating Expenses were $3.9 million for the six months ended June 30, 2014, compared to $4.0 million for the corresponding period in 2013. As a percentage of net sales, Operating Expenses represented 39.3% for the six months ended June 30, 2014, compared to 40.9% of net sales for the same period in 2013. The decrease in actual dollars and percentage of net sales for the six month period is primarily driven by decreased personnel costs. Our number of employees was 29 at June 30, 2014 and 29 at June 30, 2013.

Loss from Operations decreased by $87,173, to a loss of $281,948 in the second quarter of 2014, from a loss of $369,121 in the second quarter of 2013. Loss from operations as a percentage of net sales decreased to 5.9% in the second quarter of 2014 from 8.2% in the second quarter of 2013.  The decrease in loss from operations in the second quarter was primarily due to increased sales partially offset by increased operating expenses. Loss from Operations increased by $284,949 to a loss of $766,343 for the six months ended June 30, 2014, from a loss of $481,394 in the corresponding period of 2013. The increase in loss from operations in the six month period was primarily due to higher cost of goods sold, partially offset by reduced operating expenses.

Interest Expense decreased $21,905 to $-0- in the second quarter of 2014 from $21,905 in the same period of 2013. This decrease is due to no borrowings under our bank line of credit agreement, the outstanding balance under which was reduced to $-0- during the first quarter of 2014. Interest expense decreased $24,446 in the first six months of 2014 from $31,359 in the same period of 2013.

Net Loss increased $66,917 to a loss of $281,705 in the second quarter of 2014 from a loss of $214,718 in the second quarter of 2013.  Net Loss increased $436,574 to a loss of $773,006 for the six months ended June 30, 2014 from a loss of $336,432 in the prior year period. This increased loss was primarily the result of lower margin sales due to customer and product mix.

Seasonality and Quarterly Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period and fall promotions.  We typically generate 55% - 65% of our glove net sales during these months.  The first and second quarters of the year are generally considered our slower season.  Even though the overall economy continues to exhibit moderate and uneven growth, which affects some of our channels, we have been experiencing some mixed growth in certain channels - international and private label - which helps offset declines in other areas.

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

Table of Contents	23

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

The Company generated positive cash flow from operations of $2,647,000 in the first half of 2014. The increase in operating cash flow is primarily the result of decreases in accounts receivable and increases in accounts payable and accrued expenses, offset by increases in inventory, deposits on inventory and prepaid expenses. Combined with a pay down on our line of credit to $-0-, we generated positive cash flow for the first half of $449,000.

At June 30, 2014 and December 31, 2013 we had available, but unused credit under this facility of approximately $5,462,000 and $3,831,000, respectively.

Off Balance Sheet Arrangements

At June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Table of Contents	24

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter.  We believe that the factors which influence this variability of quarterly results include:

•	the timing of our introduction of new product lines;

•	the level of consumer acceptance of each new product line;

•	general economic and industry conditions that affect consumer spending and retailer purchasing;

•	the availability of manufacturing capacity;

•	the seasonality of the markets in which we participate;

•	the timing of trade shows;

•	the product mix of customer orders;

•	the timing of the placement or cancellation of customer orders;

Table of Contents	25

•	the weather;

•	transportation delays;

•	quotas and other regulatory matters; and

•	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

Table of Contents	26

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

Table of Contents	27

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

Our glove products are manufactured by 7 manufacturers operating in China, Hong Kong, Indonesia and Cambodia. Our performance apparel products were manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic.  We may in the future use offshore manufacturers for all or some of these products.  In addition, approximately 18% of our fiscal 2013 net revenues and 24% of year-to-date 2014 net revenues were generated through international sales and we plan to increase our sales to international markets in the future.  As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

Table of Contents	28

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;

•	difficulties in managing foreign operations, including difficulties associated with inventory management and collection on foreign accounts receivable;

•	dependence on foreign distributors and distribution networks;

•	currency exchange fluctuations and the ability of our foreign manufacturers to change the prices they charge us based on fluctuations in the value of the U.S. dollar relative to that of the foreign currency;

•	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards as well as restrictions on the transfer of funds;

•	disruptions or delays in shipments;

•	changes in local economic and non-economic conditions and standards in which our manufacturers, suppliers or customers are located; and

•	reduced protection for intellectual property rights in jurisdictions outside the United States.

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

Compliance with the periodic reporting requirements required by the U.S. Securities and Exchange Commission (or SEC) consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us.  If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be forced to deregister with the SEC.  If we file for deregistration, our common stock will no longer be listed on the OTC Bulletin Board (or OTCBB), and it may suffer a decrease in or absence of liquidity as after the deregistration process is complete, our common stock will only be quoted on the “Pink Sheets.”  As a result of such deregistration, non-affiliates will no longer have access to information regarding our results of operations.  Without the availability of such information, our lenders may be forced to increase their monitoring of our operations which may result in higher costs to us when borrowing money which could have a negative impact and harm our business.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors.  In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

Table of Contents	31

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets, apparel industry and the worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	announcements by the government that affect international trade treaties;

•	fluctuations in interest rates and/or the asset backed securities market;

•	significant sales of our common stock or other securities in the open market; and

•	changes in accounting principles.

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

Table of Contents	32

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

In addition, the SEC has adopted a number of rules to regulate “penny stock” that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges if current price and volume information with respect to transactions in such securities is provided by the exchange). Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities.

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

Table of Contents	33

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

Table of Contents	34

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of June 30, 2014, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO). The COSO Commission has recently adopted a revision of the Internal Control-Integrated Framework which will become effective for us in December 2014. We expect to be in full compliance later this year.

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

Table of Contents	35

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

10.1†	Letter Agreement dated April 22, 2014, between William Aisenberg and Ironclad Performance Wear Corporation.
10.2	Industrial Multi-Tenant Lease dated June 11, 2014, between Ironclad Performance Wear Corporation and 6400 Broadway L.L.L.P. Incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K (file No. 000-51365) filed June 17, 2014.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 13, 2014	By:	/s/ William Aisenberg
William Aisenberg, EVP, Chief Financial Officer

Table of Contents	37