Form 10-Q
period 2014-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2014-11-12
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

1920 Hutton Court, Suite 300

Farmers Branch, TX 75234

(Address of principal executive offices, zip code)

972-996-5664

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

As of November 3, 2014, the registrant had 80,808,629 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$276,888	$313,750
Accounts receivable net of allowance for doubtful accounts of $30,000 and $48,000	4,417,156	6,782,191
Inventory, net of reserve of $547,800 and $621,000	5,921,908	4,570,402
Deposits on inventory	1,325,644	868,662
Prepaid and other	714,264	407,619
Deferred tax assets – current	274,000	274,000
Total current assets	12,929,860	13,216,624

PROPERTY AND EQUIPMENT
Computer equipment and software	496,614	442,262
Vehicles	—	39,630
Office equipment and furniture	247,917	196,744
Leasehold improvements	158,322	90,441
Less: accumulated depreciation	(609,505)	(577,759)
Total property and equipment, net	293,348	191,318

Trademarks and patents, net of accumulated amortization of $56,171 and $49,064	137,453	138,260
Deposits	21,306	10,204
Deferred tax assets – long term	798,000	798,000
Total other assets	956,759	946,464

Total Assets	$14,179,967	$14,354,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,150,729	$2,129,905
Line of credit	1,152,114	2,169,411
Total current liabilities	4,302,843	4,299,316

Total Liabilities	4,302,843	4,299,316

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 80,808,629 shares issued and outstanding at September 30, 2014 and 76,704,275 shares issued and outstanding at December 31, 2013, respectively	80,809	76,704
Additional paid-in capital	20,202,032	19,208,255
Accumulated deficit	(10,405,717)	(9,229,869)
Total Stockholders’ Equity	9,877,124	10,055,090
Total Liabilities and Stockholders’ Equity	$14,179,967	$14,354,406

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	1

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES
Net sales	$5,230,800	$4,630,200	$15,126,387	$14,465,067

COST OF SALES
Cost of sales	3,379,628	3,166,746	10,148,412	9,463,514

GROSS PROFIT	1,851,172	1,463,454	4,977,975	5,001,553

OPERATING EXPENSES
General and administrative	1,057,775	506,707	2,592,865	1,925,176
Sales and marketing	690,613	812,216	2,053,095	2,384,090
Research and development	138,174	202,284	391,156	567,638
Purchasing, warehousing and distribution	336,191	283,294	1,020,287	861,775
Depreciation and amortization	30,264	44,376	88,759	129,692

Total operating expenses	2,253,017	1,848,877	6,146,162	5,868,371

LOSS FROM OPERATIONS	(401,845)	(385,423)	(1,168,187)	(866,818)

OTHER INCOME (EXPENSE)

Interest expense	(2,703)	(26,996)	(9,615)	(58,355)
Interest income	7	25	21	99
Other income, net	—	—	131	1
Gain on disposition of equipment	1,697	500	1,802	550
Total other income (expense)	(999)	(26,471)	(7,661)	(57,705)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(402,844)	(411,894)	(1,175,848)	(924,523)

BENEFIT FROM INCOME TAXES	—	—	—	(176,196)

NET LOSS	$(402,844)	$(411,894)	$(1,175,848)	$(748,327)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	79,072,089	76,704,275	77,639,852	76,673,821
Diluted	79,072,089	76,704,275	77,639,852	76,673,821

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	2

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,175,848)	$(748,327)
Adjustments to reconcile net loss provided (used) by operating activities:

Depreciation	81,652	123,069
Amortization	7,107	6,623

Stock option expense	245,644	208,731
Gain on disposition of property and equipment	(1,802)	161
Changes in operating assets and liabilities:
Accounts receivable	2,365,035	3,394,512
Due from factor without recourse	—	915,492
Inventory	(1,351,506)	(2,476,903)
Deposits on inventory	(456,982)	(505,478)
Prepaid and other	(317,747)	(290,752)
Accounts payable and accrued expenses	1,020,825	(2,621,230)
Net cash flows provided by (used in) operating activities	416,378	(1,994,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(188,113)	(97,740)
Proceeds from sale of property and equipment	6,233	550
Investment in trademarks	(6,300)	(12,119)
Net cash flows used in investing activities	(188,180)	(109,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	752,238	23,102
Proceeds from bank line of credit	4,630,885	12,190,761
Payments to bank line of credit	(5,648,183)	(10,542,734)
Net cash flows provided by (used in) financing activities	(265,060)	1,671,129

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,862)	(432,282)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	313,750	721,589
CASH AND CASH EQUIVALENTS END OF PERIOD	$276,888	$289,307

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$9,616	$58,355
Income taxes paid in cash	$—	$146,000

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	3

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

Table of Contents	4

	September 30, 2014	December 31, 2013

Accounts receivable	$4,447,156	$6,830,191
Less - allowance for doubtful accounts	(30,000)	(48,000)

Net accounts receivable	$4,417,156	$6,782,191

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total

Domestic	$4,844,120	$16,731	$4,860,851	$4,275,406	$29,642	$4,305,048
International	369,949	—	369,949	325,869	(717)	325,152
Total	$5,214,069	$16,731	$5,230,800	$4,601,275	$28,925	$4,630,200

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total

Domestic	$12,305,509	$97,983	$12,403,492	$12,513,205	$71,351	$12,584,556
International	2,722,156	739	2,722,895	1,880,511	—	1,880,511
Total	$15,027,665	$98,722	$15,126,387	$14,393,716	$71,351	$14,465,067

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three and nine months ended September 30, 2014 and 2013 were $3,379,628 and $10,148,412 and $3,166,746 and $9,463,514, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the three and nine months ended September 30, 2014 and 2013 were $336,191 and $1,020,287 and $283,294 and $861,775, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Table of Contents	6

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return defective products to us following a customary return merchandise authorization process.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/13	$75,000
Payments For Returns Recorded During the Period	(90,968)
(15,968)
Accrual for New Liabilities During the Period	90,968
Reserve Balance 3/31/14	75,000
Payments For Returns Recorded During the Period	(45,214)
29,786
Accrual for New Liabilities During the Period	45,214
Reserve Balance 6/30/14	75,000
Payments for Returns Recorded During the Period	(46,881)
28,119
Accrual for New Liabilities During the Reporting Period	46,881
Reserve Balance 9/30/14	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and nine months ended September 30, 2014 and 2013 were $109,405 and $319,334 and $73,558 and $398,468, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales. Freight billed to customers for the three and nine months ended September 30, 2014 and 2013 were $13,734 and $64,385 and $15,331 and $33,011, respectively. Freight out costs for the three and nine months ended September 30, 2014 and 2013 were $45,192 and $191,903 and $53,368 and $195,527, respectively.

Customer Concentrations

Two customers accounted for approximately $2,159,682 or 41.2% of net sales for the quarter ended September 30, 2014 and two customers accounted for approximately $1,581,000 or 34.1% of net sales for the quarter ended September 30, 2013.  Two customers accounted for approximately $6,572,159 or 43.4% of net sales for the nine months ended September 30, 2014 and three customers accounted for approximately $7,204,000 or 49.8% of net sales for the nine months ended September 30, 2013.  No other customers accounted for more than 10% of net sales during the periods.

Table of Contents	7

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 67% of total purchases for the three months ended September 30, 2014 and two suppliers, who are also located overseas, accounted for approximately 72% of total purchases for the three months ended September 30, 2013.  Two suppliers, who are located overseas, accounted for approximately 72% of total purchases for the nine months ended September 30, 2014 and two suppliers, who are also located overseas, accounted for approximately 72% of total purchases for the nine months ended September 30, 2013.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

As a result of the net loss for the three months and nine months ended September 30, 2014 and 2013, the Company calculated diluted earnings per share using weighted average basic shares outstanding only, as using diluted shares would be anti-dilutive to loss per share.

The following table sets forth the calculation of the numerators and denominators of the basic and pro forma diluted per share computations for the three months and nine months ended September 30, 2014 and 2013, if diluted shares were to be included:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30 2014	September 30 2013	September 30 2014	September 30 2013

Numerator: Net Loss	$(402,844)	$(411,894)	$(1,175,848)	$(748,327)
Denominator: Basic and Diluted EPS
Common shares outstanding, beginning of period	77,607,346	76,704,277	76,704,275	76,447,587
Weighted average common shares issued during the period	1,464,743	—	935,577	226,234
Denominator for basic earnings per common share	79,072,089	76,704,277	77,639,852	76,673,821

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented as the effect would have been anti-dilutive:

Table of Contents	8

	Nine Months
	Ended September 30,
	2014	2013

Options outstanding under the Company’s stock option plans	13,745,671	3,131,625
Common Stock Warrants	43,146	—

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

The components of the provision for income taxes for the three months and nine months ended September 30, 2014 were zero. The provision for income taxes for the three and nine months ended September 30, 2013 were $-0- and a $176,196 benefit, respectively.   Based on its history of losses, the Company provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2013, the Company evaluated its need for a valuation allowance against its deferred tax assets and determined that a 7% reduction in the valuation allowance was appropriate and recorded an additional deferred tax benefit of $214,500. These deferred tax benefits are recorded on the balance sheet as current deferred tax assets of $274,000 and long term deferred tax assets of $798,000 as of September 30, 2014 and December 31, 2013.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At September 30, 2014 and December 31, 2013, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

Table of Contents	9

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

There were no financial assets or liabilities accounted for at fair value at September 30, 2014 or December 31, 2013.

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

Subsequent Events

The Company evaluated its consolidated financial statements as of and for the nine months ended September 30, 2014 for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent event which would require recognition or disclosure in the financial statements.

Table of Contents	10

3. Inventory

At September 30, 2014 and December 31, 2013 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $547,800 at September 30, 2014 and $621,000 at December 31, 2013.

	September 30, 2014	December 31, 2013

Finished goods, net	$5,921,908	$4,570,402

4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013

Computer equipment and software	$496,614	$442,262
Vehicles	—	39,630
Office furniture and equipment	247,917	196,744
Leasehold improvements	158,322	90,441

	902,853	769,077
Less: Accumulated depreciation	(609,505)	(577,759)
Property and equipment, net	$293,348	$191,318

Depreciation expense for the three months ended September 30, 2014 and 2013 was $27,875 and $42,127, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $81,652 and $123,069, respectively, and for the twelve months ended December 31, 2013 was $158,122.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	September 30,	December 31,
	2014	2013

Trademarks	$168,789	$162,489
Patents	24,835	24,835
Less: Accumulated amortization	(56,171)	(49,064)
Trademarks and Patents, net	$137,453	$138,260

Trademarks and patents consist of definite-lived trademarks and patents of $126,525 and $120,225 and indefinite-lived trademarks and patents of $67,099 and $67,099 at September 30, 2014 and December 31, 2013, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the three months ended September 30, 2014 and 2013 was $2,389 and $2,249, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $7,107 and $6,623, respectively, and for the twelve months ended December 31, 2013 was $8,746.

Table of Contents	11

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Accounts payable	$1,865,641	$1,161,985
Accrued rebates and co-op	101,893	224,213
Accrued bonus	—	40,533
Customer deposits	570,894	260,717
Accrued returns reserve	75,000	75,000
Accrued expenses – other	537,301	367,457

Total accounts payable and accrued expenses	$3,150,729	$2,129,905

7. Bank Lines of Credit

Bank Revolving Loan

On November 30, 2012 the Company entered into a Business Loan Agreement with Union Bank, N.A. which provides a revolving loan of up to $6,000,000. The first $3,500,000 of advances under this facility are under an open line-of-credit. Advances in excess of $3,500,000, up to the line limit of $6,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) the lesser of (i) 50% of the value of eligible landed inventory and (ii) $2,750,000, plus (c) 35% of eligible in-transit inventory. In addition, during the months of April to October each calendar year, the outstanding principal amount of all advances against eligible inventory shall not exceed 150% of the aggregate outstanding principal amount of advances against eligible accounts receivable. The agreement includes covenants based on tangible net worth, the ratio of total liabilities to tangible net worth, trailing twelve month positive net profits and the ratio of current assets to current liabilities. At September 30, 2014 the Company is in compliance with the covenants. All of the Company’s assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds will accrue at Prime minus 0.25% unless the Company chooses to “fix” a portion of the indebtedness (minimum $150,000) at LIBOR plus 2% for fixed periods of time ranging from 30 days to 360 days. The Business Loan Agreement expires on November 30, 2014. The Company currently has a signed term sheet with a different bank to replace the Union Bank Business Loan Agreement. This transaction is expected to close and fund prior to the expiration of the Union Bank agreement.

As of September 30, 2014 and December 31, 2013, the total amounts due to Union Bank were $1,152,114 and $2,169,411, respectively.

8. Equity Transactions

Common Stock

On January 14, 2013 the Company issued 172,582 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On February 5, 2013 the Company issued 35,513 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

On February 25, 2013 the Company issued 48,595 shares of common stock upon the exercise of a stock option at an exercise price of $0.09.

Table of Contents	12

On May 14, 2014 the Company issued 144,959 shares of common stock upon the exercise of a stock option at an exercise price of $0.095.

On June 2, 2014 the Company issued 24,779 shares of common stock upon the exercise of a stock option at exercise prices between $0.09 and $0.095.

On June 19, 2014 the Company issued 733,333 shares of restricted common with a fair value of $0.23, vesting evenly on a quarterly basis over a period of one year.

On July 1, 2014 the Company issued 33,036 shares of common stock upon the exercise of a stock option at exercise prices between $0.09 and $0.095.

On July 1, 2014 the Company issued 171,096 shares of common stock upon the exercise of a stock option at an exercise price of $0.11.

On August 7, 2014 the Company issued 160,548 shares of common stock upon the exercise of a stock option at an exercise price of $0.095.

On August 11, 2014 the Company issued 255,100 shares of common stock upon the exercise of a stock option at exercise prices between $0.09 and $0.095.

On August 12, 2014 the Company issued 126,712 shares of common stock upon the exercise of a stock option at an exercise price of $0.095.

On August 22, 2014 the Company sold 2,124,691 shares of common stock at a per share purchase price of $0.2871.

On September 10, 2014 the Company issued 177,100 shares of common stock upon the exercise of a stock option at exercise prices between $0.09 and $0.095.

On September 16, 2014 the Company issued 153,000 shares of common stock upon the exercise of a stock option at an exercise price of $0.24.

There were 80,808,629 shares of common stock of the Company outstanding at September 30, 2014.

Warrants Activity

A summary of warrants activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding at December 31, 2013	43,146	0.19
Warrants exercised	—
Warrants outstanding at September 30, 2014	43,146	0.19

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

Table of Contents	13

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

For stock options issued during the three months ended September 30, 2014 and 2013 and nine months ended September 30, 2014 and 2013, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Risk free interest rate	1.68%	0.12%	0.05% to 2.66%	0.12% to 1.33%
Dividends	—	—	—	—
Volatility factor	192.25%	64.80%	80.9% to 192.25%	64.8% to 88.3%
Expected life	6.26 years	5.5 years	5.5 to 6.26 years	5.5 to 6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	10,143,765	$0.140
Granted	3,238,250	$0.172
Exercised	—
Cancelled/Expired	(225,041)	$0.198
Outstanding at March 31, 2014	13,156,974	$0.147
Granted - Options	1,200,000	$0.188
Exercised	(169,738)	$0.094
Cancelled/Expired	(161,332)	$0.097
Outstanding at June 30, 2014	14,025,904	$0.153
Granted - Options	700,000	$0.197
Exercised	(1,076,592)	$0.119
Cancelled/Expired	(636,974)	$0.148
Outstanding at September 30, 2014	13,012,338	$0.158

Table of Contents	14

The following table summarizes information about stock options outstanding at September 30, 2014:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares

$0.09 - $0.27	13,012,338	6.95	$0.158	$878,832

The following table summarizes information about stock options exercisable at September 30, 2014:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares

$0.09 - $0.27	7,396,138	5.12	$0.139	$695,109

The following table summarizes information about non-vested stock options at September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2013	2,333,932	$0.20
Granted	3,238,250	$0.17
Vested	(543,151)	$0.11
Forfeited	(225,041)	$0.13
Non-Vested at March 31, 2014	4,803,990	$0.12
Granted	1,200,000	$0.19
Vested	(451,042)	$0.12
Forfeited	(139,761)	$0.10
Non-Vested at June 30, 2014	5,413,187	$0.13
Granted	700,000	$0.20
Vested	(134,846)	$0.11
Forfeited	(362,141)	$0.18
Non-Vested at June 30, 2014	5,616,200	$0.14

In accordance with ASC 718, the Company recorded $88,528 and $59,553 of compensation expense for employee stock options during the three months ended September 30, 2014 and 2013. The Company recorded $245,644 and $208,731 of compensation expense for employee stock options during the nine months ended September 30, 2014 and 2013. There was a total of $664,994 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at September 30, 2014. This cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested during the nine months ended September 30, 2014 was $133,069.

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

Table of Contents	15

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2010 through 2013. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2010 through 2013.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2014 and 2013 as follows:

	September 30, 2014	September 30, 2013

Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	5.3%	(16.4%)
Change in valuation allowance	(39.3%)	(17.6%)
Total	—%	—%

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

As of September 30, 2014, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $5,629,000 and $6,708,000, respectively, that expire between 2015 and 2025.

10. Commitments and Contingencies

On June 11, 2014 the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102.

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006.  The Company exercised its five year option to renew this lease commencing in July 2011.  The facility is located in El Segundo, California.   As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.  Rent expense for this facility for the three and nine months ended September 30, 2014 was $40,716 and $127,778, respectively. The Company has sublet this facility for the remainder of its lease.

The Company has various non-cancelable operating leases for office equipment expiring through August 2018.  Equipment lease expense charged to operations under these leases for the nine months ended September 30, 2014 was $10,200.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Table of Contents	16

Year	Facility	Equipment	Total

2014	69,428	2,695	72,123
2015	263,491	10,781	274,272
2016	178,437	10,138	188,575
2017	93,878	9,240	103,118
2018	15,646	5,775	21,421
Thereafter	-	-	-

	$620,880	$38,629	$659,509

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the nine months ended September 30, 2014 and 2013. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales.  From 2006 through 2013, we entered the Canadian and European markets through distributors and international sales have represented approximately 7% - 19% of total sales. We plan to continue to pursue sales internationally by expanding our distribution into Europe and other international markets in ensuing years.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total

Domestic	$12,305,509	$97,983	$12,403,492	$12,513,205	$71,351	$12,584,556
International	2,722,156	739	2,722,895	1,880,511	—	1,880,511
Total	$15,027,665	$98,722	$15,126,387	$14,393,716	$71,351	$14,465,067

Table of Contents	19

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. As of September 30, 2014 and December 31, 2013, our inventory reserve was $547,800 and $621,000, respectively. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve. In the first nine months of 2014, the Company sold some of its slow-moving inventory and reduced its inventory reserve by $73,200.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $30,000 at September 30, 2014 and $48,000 at December 31, 2013.

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

Our current estimated future warranty product return rate is approximately 1.5% of Net Sales and our current estimated future stock adjustment return rate is approximately 0.5% of Net Sales. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons:  (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/13	$75,000
Payments For Returns Recorded During the Period	(90,968)
(15,968)
Accrual for New Liabilities During the Reporting Period	90,968
Reserve Balance 3/31/14	75,000
Payments For Returns Recorded During the Period	(45,214)
29,786
Accrual for New Liabilities During the Reporting Period	45,214
Reserve Balance 6/30/14	75,000
Payments for Returns Recorded During the Period	(46,881)
28,119
Accrual for New Liabilities During the Reporting Period	46,881
Reserve Balance 9/30/14	$75,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.   In the past we have fully reserved our deferred tax assets, however, we have now had several years in a row of sustained profits and believe it would now be appropriate to reduce this valuation allowance. Accordingly the Company reversed approximately 30% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $857,500 in 2012. At December 31, 2013 we once again reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we would be able to realize some more of our deferred tax assets. At December 31, 2013 we reversed approximately 7% of our valuation allowance for our current deferred tax assets and recorded an additional deferred tax benefit of $214,500. At September 30, 2014 and December 31, 2013, these deferred tax benefits are recorded on the balance sheet as current deferred tax assets of $274,000 and long term deferred tax assets of $798,000.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Net Sales increased $600,600 or 13.0%, to $5,230,800 in the quarter ended September 30, 2014 from $4,630,200 for the corresponding period in 2013. Two customers accounted for 41.2% of Net Sales during the quarter ended September 30, 2014 and two customers accounted for 34.1% of Net Sales during the quarter ended September 30, 2013. Net Sales increased $661,320 or 4.6%, to $15,126,387 in the nine months ended September 30, 2014 from $14,465,067 for the corresponding period in 2013. Two customers accounted for 43.4% of Net Sales during the nine months ended September 30, 2014 and three customers accounted for 49.8% of Net Sales for the nine months ended September 30, 2013. The Net Sales increase for the quarter is due to increased sales in our industrial/safety segments, offset in part by decreases in the automotive and private label segments.  The Net Sales increase for the nine month period is due to increased sales in our industrial/safety and private label segments, offset in part by decreases in the retail automotive, co-op and independent hardware segments. We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $387,718 to $1,851,172 for the quarter ended September 30, 2014 from $1,463,454 for the corresponding period in 2013. Gross Profit, as a percentage of net sales, or gross margin, increased to 35.4% in the third quarter of 2014 from 31.6% in the same quarter of 2013.  The increase in Gross Profit of 3.8% for the third quarter was primarily due to customer and product mix. Gross Profit decreased $23,578 to $4,977,975 for the nine months ended September 30, 2014 from $5,001,553 in the prior year period. Gross Profit, as a percentage of net sales, or gross margin, decreased to 32.9% on a year-to-date basis from 34.6% for the same period of 2013. The decrease in Gross Profit of 1.7% for the nine months was primarily due to a decrease in higher margin sales plus several large promotional incentives incurred earlier in the year.

Table of Contents	22

Operating Expenses increased $404,138 to $ 2,253,017 for the quarter ended September 30, 2014 from $1,848,877 for the corresponding period in 2013. As a percentage of net sales, Operating Expenses represented 43.1% for the three months ended September 30, 2014, compared to 39.9% of net sales for the same period in 2013. Operating Expenses were $6,146,162 for the nine months ended September 30, 2014, compared to $5,868,371 for the corresponding period in 2013. As a percentage of net sales, Operating Expenses for the nine month period in 2014 was consistent the nine month period in 2013 at 40.6%. The expense increase in actual dollars for the nine month period is primarily driven by the costs associated with the Company’s move from California to Texas, including severance and move related costs. Our number of employees was 22 at September 30, 2014 and 27 at September 30, 2013.

Loss from Operations increased by $16,422, to a loss of $401,845 in the third quarter of 2014, from a loss of $385,423 in the third quarter of 2013. Loss from operations as a percentage of net sales decreased to 7.7% in the third quarter of 2014 from 8.3% in the third quarter of 2013.  The dollar increase in loss from operations in the third quarter was primarily due to increased sales offset by increased operating expenses. Loss from Operations increased by $301,999 to a loss of $1,168,187 for the nine months ended September 30, 2014, from a loss of $866,818 in the corresponding period of 2013. The increase in loss from operations in the nine month period was primarily due to higher cost of goods sold and increased operating expenses, as discussed above.

Interest Expense decreased $24,293 to $2,703 in the third quarter of 2014 from $26,996 in the same period of 2013. This decrease is due to reduced borrowings during the quarter under our bank line of credit agreement, the outstanding balance under which was reduced to $-0- during the first quarter of 2014. Interest expense decreased $48,740 in the first nine months of 2014 from $58,355 in the same period of 2013.

Net Loss decreased $9,050 to a loss of $402,844 in the third quarter of 2014 from a loss of $411,894 in the third quarter of 2013.  Net Loss increased $427,521 to a loss of $1,175,848 for the nine months ended September 30, 2014 from a loss of $748,327 in the prior year period. This increased loss was primarily the result of lower margin sales due to customer and product mix early in the year and the cost of the management restructure and move to Texas.

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

On November 30, 2012 we entered into a Business Loan Agreement with Union Bank, N.A. which provides a revolving loan of up to $6,000,000. The first $3,500,000 of advances under this facility are under an open line-of-credit. Advances in excess of $3,500,000, up to the line limit of $6,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) the lesser of (i) 50% of the value of eligible landed inventory and (ii) $2,750,000, plus (c) 35% of eligible in-transit inventory. In addition, during the months of April to October each calendar year, the outstanding principal amount of all advances against eligible inventory shall not exceed 150% of the aggregate outstanding principal amount of advances against eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds will accrue at Prime minus 0.25% unless we choose to “fix” a portion of the indebtedness (minimum $150,000) at LIBOR plus 2% for fixed periods of time ranging from 30 days to 360 days.  This Business Loan Agreement expires on November 30, 2014. The Company currently has a signed term sheet with a different bank to replace the Union Bank Business Loan Agreement. This transaction is expected to close and fund prior to the expiration of the Union Bank agreement.

On August 22, 2014, we entered into Subscription Agreements with certain of our directors and officers pursuant to which we agreed to sell in a private placement (the “Private Placement”) an aggregate of 2,124,691 shares of our common stock at a purchase price of $0.2871 per share, a 10% premium to the trailing ten-day average closing price. The Private Placement resulted in aggregate proceeds to us of approximately $610,000.

At September 30, 2014 and December 31, 2013 we had available, but unused credit under this facility of approximately $4,546,000 and $3,831,000, respectively.

Off Balance Sheet Arrangements

At September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2014, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO). The COSO Commission has recently adopted a revision of the Internal Control-Integrated Framework which will become effective for us in December 2014. We expect to be in full compliance later this year.

Table of Contents	24

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

During the quarter, we completed our review of the facts and circumstances surrounding the lawsuit filed in the District Court of Dallas, Texas against our current CEO Jeff Cordes and CFO William Aisenberg, as well as several other defendants, in connection with the sale of their former company, Walls Holding Company, Inc., to Williamson-Dickie Holding Company.  The lawsuit does not involve nor contain any allegations against our Company.

After reviewing all available information concerning the matter, we have concluded that the lawsuit represents a dispute surrounding a business transaction between Walls Holding Company, Inc. and Williamson-Dickie Holding Company.  Our board of directors does not believe that the unsubstantiated allegations contained in the lawsuit create any concern over the performance of Mr. Cordes and Mr. Aisenberg at Ironclad, and our board of directors continues to have complete confidence in the integrity and performance of our management team.  As part of its review, our board of directors evaluated and made certain clarifications to our Code of Ethical Conduct.  In connection with the appointment of BDO USA, LLP as our independent registered public accounting firm, and to improve our overall corporate governance, we have engaged BDO to evaluate certain of our internal control and review procedures, and have made BDO specifically aware of the allegations contained in the lawsuit.

Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	25

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed August 25, 2014.
10.2	Form of Lock-Up Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed August 25, 2014.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Table of Contents	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 11 , 2014	By:	/s/ William Aisenberg
William Aisenberg, EVP, Chief Financial Officer

Table of Contents	27