Form 10-K
IRONCLAD PERFORMANCE WEAR CORP
filed 2015-03-16
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-51365

IRONCLAD PERFORMANCE WEAR CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0434104
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1920 Hutton Court, Suite 300
Farmers Branch, Texas 75234
(Address of Principal Executive Offices and Zip Code)

(972) 996-5664
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17,801,350.

At March 13, 2015, the issuer had 80,915,229 shares of common stock, par value $0.001 per share, issued and outstanding.

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

We currently sell our products in all 50 states and internationally through an estimated 16,000 retail outlets. Our gloves are priced at retail between $15 and $65 per unit, with apparel unit prices ranging from $10 to $80.

Table of Contents	1

Glove Products

Currently, our primary products are our task-specific technical gloves. Glove products are specially designed for individual user groups. Currently, we produce and sell over 116 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of industrial, construction, do-it-yourself, and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, oil and gas workers, mechanics, hunters, gardeners and do-it-yourself users. Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion. Glove products are currently manufactured by multiple suppliers operating in China, Hong Kong, Cambodia, and Indonesia. The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply, if necessary. Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

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

Table of Contents	2

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores, lumber yards, big box home centers, industrial distributors, automotive and sporting goods retailers. We intend to continue to expand into additional large retailers and distributors in 2015.

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

Private-Label and Co-Branded Products and Relationships

We have selectively teamed up with several existing brands in our marketplace to produce private-label gloves (co-branded with a “Built Tough by Ironclad” tag). In addition, we have also developed co-branded gloves with qualified partners to penetrate alternate marketplaces, such as the oil & gas industry (i.e. the KONG™ glove). We have also licensed several brand names (RealTree and Tuff Chix) whereby we have the right to use their logo or patterns on gloves we produce for sale to our customers.

Ironclad Branding

We place an emphasis on the establishment and maintenance of our brand equity. Since the inception of our business, our products have carried the “Ironclad” brand. In addition, we have built a significant market presence for our other trademarked brand “Kong”. We believe that our success in building a dedicated following of users with substantial product penetration across a large number of retailers and storefronts was instrumental in allowing us to gain entry into larger retailers, and providing the foundation to expand internationally and into broader industrial distributors.

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

Sales through industrial distributors accounted for approximately 43% and 38% of our sales revenue in 2014 and 2013, respectively. One distributor, Orr Safety Corporation, accounted for approximately 28% of our sales in 2014 and approximately 24% of our sales in 2013.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers, large industrial distributors and international channels, which we believe creates significant opportunities for strengthening our brand and expanding our product penetration in the various markets.

Table of Contents	3

Geographic Information

Domestic sales accounted for 79% of our revenue in 2014 and 82% in 2013. International sales in Australia, the United Kingdom, Canada, the Netherlands, Sweden and other countries accounted for our remaining revenue in each year. All of our fixed assets are located in the United States, principally in Texas at our headquarters. Our products are currently manufactured in China, Hong Kong, Indonesia, and Cambodia. Most of our inventory is held in our main, third party warehouse in California, however, we do maintain a small, varying amount in our FTZ warehouse in Singapore.

Intellectual Property and Proprietary Rights

We currently have six U.S. patents, one international patent and four U.S. patents pending, which are intended to protect the design and technical innovations found in our performance work gloves. Following are descriptions of the patents or patents pending.

•	Advanced Touch® Technology is a seamless fingertip design that places a smooth layer of material on the touch receptors of the fingers. The result is an increase in comfort and a high degree of touch sensitivity. It is used in Ironclad’s Tuff Chix® and Ranchworx® gloves as well as most gloves built for 5.11 Tactical. This patent was issued on October 30, 2007.
•	Ironclad’s Engineered Grip System consists of a uniquely patterned, molded thermoplastic elastomer, or TPE, that is welded to a synthetic leather palm. It provides extreme grip and abrasion protection without sacrificing hand dexterity. It is found in Ironclad’s Extreme Duty® glove, which is designed to handle brick, cement block, rebar, and demolition rubble. The Extreme Duty glove is primarily used by search and rescue professionals, including units of the New York and Los Angeles Fire Departments. This patent was issued on September 5, 2006.
•	Silicone rubber is fused to the synthetic leather palm of the Box Handler® and Gripworx® gloves in a specific pattern. The patent for this pattern, designed for optimum grip on smooth surfaces, was issued April 28, 2008.
•	Ironclad’s signature palm pattern is found on nine popular glove styles, including the General Utility™, Wrenchworx® and Ranchworx® gloves. Management believes this pattern differentiates Ironclad from other non-branded gloves. This patent was issued on February 14, 2006.
•	Ironclad has developed two glove styles that absorb tool impacts with a unique design of multiple gel-filled palm pads. This design is found on the Vibration Impact and Mach 5® Impact and Snap-on Impact gloves. This patent was issued on February 13, 2007.
•	Ironclad has designed a new silicone impregnated palm pattern specifically for use in automotive market glove products. This patent was issued on July 6, 2010.
•	Ironclad has developed a heat resistant, shrink resistant, oil repellant, high durability synthetic fabric used for the palm of high temperature, high dexterity gloves. Exclusive Ironclad Hotshield ® palm technology is found in the Heatworx® line. This patent is pending.
•	Utilized in the complete line of KONG™ gloves, specific geometry and construction for a glove used in the oil and gas extraction industries provides protection to the entire hand for impacts, glancing blows and pinched fingers. This patent is registered in Singapore and pending elsewhere.
•	Ironclad has created a new glove palm material and design that provides oil resistance, heat resistance and improved grip in the presence of heavy oil saturation. This patent is pending.

•	Ironclad has designed a new glove back of hand design for impact protection rubber pieces. This patent is pending.

Table of Contents	4

Ironclad owns the following trademark intellectual property: 50 registered U.S. trademarks, 7 in-use U.S. trademarks, 9 U.S. trademark pending registration, 22 registered international trademarks and 5 pending international trademark. These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image. We also have 7 copyright marks.

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

Employees

As of March 13, 2015, Ironclad had 26 full-time employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. Ironclad considers its relationships with its employees to be positive.

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

While capital resources have historically been insufficient to support the continued growth of our operations, we believe that the proceeds from our financing transactions, our cash flows from operations and borrowings available to us under our senior secured credit facility, the availability of purchase order financing and our continuing cost containment measures will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. In the event that our working capital needs exceed our cash sources, we will need to raise additional funds. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, if we are able to raise additional capital through the sale of equity or convertible debt securities it may result in additional dilution to our existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy. This limitation could substantially harm our business, results of operations and financial condition.

Table of Contents	5

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

Table of Contents	6

•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	meet our capital needs;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

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

A high concentration of our revenues has been derived from a few customers, and our future success depends on our ability to expand our customer base and achieve broader market acceptance of our company and our products.

To date, our customer base has consisted of several major customers and numerous smaller customers. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance in our existing market segments as well as in new segments. We may be required to enter into new arrangements and relationships with customers to achieve broader acceptance of our products, but cannot guarantee that we will be able to enter into such relationships. We also may be required to undertake new types of risks or obligations that we may be unable to manage. There can be no assurance that consumers will purchase our products or that retail outlets will stock our products. Though we plan to continue to expend resources on promoting, marketing and advertising to increase product awareness, we cannot guarantee that any expenses we incur in such efforts will generate the desired product awareness or commensurate increase in sales of our products. If we are unable to expand into new market segments, we may be unable to grow and expand our business or implement our business strategy as described in this report. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Table of Contents	7

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

Table of Contents	8

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

Our glove products are manufactured by 6 manufacturers operating in China, Hong Kong, Indonesia and Cambodia. Our performance apparel products were manufactured in Taiwan, Vietnam, Mexico and the Dominican Republic. We use offshore manufacturers for all or some of these products. In addition, approximately 21% of our fiscal 2014 net revenues were generated through international sales and we plan to increase our sales to international markets in the future. As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•	difficulties in managing foreign operations, including difficulties associated with inventory management and collection on foreign accounts receivable;
•	dependence on foreign distributors and distribution networks;
•	currency exchange fluctuations and the ability of our Chinese manufacturers to change the prices they charge us based on fluctuations in the value of the U.S. dollar relative to that of the Chinese Yuan;
•	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards as well as restrictions on the transfer of funds;
•	disruptions or delays in shipments;
Table of Contents	9

•	changes in local economic and non-economic conditions and standards in which our manufacturers, suppliers or customers are located; and
•	reduced protection for intellectual property rights in jurisdictions outside the United States.

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

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

Table of Contents	13

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 40.6% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease all of our facilities. Our headquarters are located at 1920 Hutton Court, Suite 300, Farmers Branch, Texas 75234. The table below sets forth certain information regarding our leaseholds as of December 31, 2014.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
2201 Park Place, Suite 101 El Segundo, CA	8,900	$13,469*	Facility was sublet to a 3rd party, effective 9/1/14, for the remainder of the lease term.

  * In 2012 we received a rent abatement of 50% for six months.

In July 2011 we exercised our option to extend our current lease for an additional five years. As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 of tenant improvements.

Table of Contents	14

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
1920 Hutton Court, Suite 300, Farmers Branch, TX	13,026	$11,102**	Corporate offices and warehouse

** For the period of 9/1/14 – 2/28/15 we received a rent abatement of 100%. In addition, we received a $60,000 tenant build-out/improvement credit at the time we executed the lease.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Table of Contents	15

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

	High	Low
Year Ended December 31, 2013
First Quarter	$0.30	$0.25
Second Quarter	$0.28	$0.23
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.18	$0.13
Year Ended December 31, 2014
First Quarter	$0.21	$0.15
Second Quarter	$0.23	$0.17
Third Quarter	$0.37	$0.21
Fourth Quarter	$0.27	$0.19

On March 13, 2015, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.26 per share. As of March 13, 2015, there were approximately 138 stockholders of record of our common stock.

Dividends

We have never paid dividends on our common stock. We intend to retain any future earnings for use in our business.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2014 and 2013. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Table of Contents	16

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales. From 2006 through 2012 we entered the Canadian and European markets through distributors. International sales represent approximately 21% of total sales in 2014. We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2015.

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

Table of Contents	17

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally through third party distributors. Below is a table outlining this breakdown for the comparative periods:

	Year Ended December 31, 2014			Year Ended December 31, 2013
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$18,850,152	$122,507	$18,972,659	$19,855,382	$120,330	$19,975,712
International	5,310,154	739	5,310,893	4,554,424	717	4,555,141
Total	$24,160,306	$123,246	$24,283,552	$24,409,806	$121,047	$24,530,853

Cost of Goods Sold

Our cost of goods sold includes the Free on Board cost of the product plus landed costs. Landed costs include freight-in, insurance, duties and administrative costs to deliver the finished goods to our distribution warehouse. Cost of goods sold does not include purchasing costs, warehousing or distribution costs. These costs are captured as incurred on a separate line in operating expenses. Our gross margins may not be comparable to other entities that may include some or all of these costs in the calculation of gross margin.

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 40%-50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the years ended December 31, 2014 and December 31, 2013 we adjusted our inventory reserve by $73,200 and $2,000 with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $547,800 as of December 31, 2014 and $621,000 as of December 31, 2013. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Table of Contents	18

Warranty Returns - We have a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process for a period of one year from the date of purchase.

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

Sales Adjustments - These adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve.

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

Our current estimated future sales return rate is approximately 0.9% of the trailing three months net sales. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons: (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Warranty Returns
Reserve Balance 12/31/12	$65,000
Payments Recorded During the Period	(397,364)
(332,364)
Accrual for New Liabilities During the Reporting Period	407,364

Reserve Balance 12/31/13	75,000
Payments Recorded During the Period	(230,389)
(155,389)
Accrual for New Liabilities During the Reporting Period	230,389

Reserve Balance 12/31/14	$75,000

Table of Contents	19

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. We have reported losses for 2003, 2004, 2005, 2006, 2007, 2008 and 2009, and uncertainty exists as to whether benefits from deferred tax assets will be utilized. In the past we have fully reserved our deferred tax assets, however, at December 31, 2013 we had several years in a row of sustained profits and believed it would be appropriate to start reducing this valuation allowance. Accordingly, we reduced our valuation allowance to approximately 63%. At December 31, 2014 we once again reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we will be able to realize a greater portion of our deferred tax assets. For the current year, we reversed approximately 28% of the valuation allowance for our deferred tax assets and recorded a deferred tax benefit of $760,000. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets. As of December 31, 2014 the Company has a valuation allowance equal to 30% of its’ deferred tax assets.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Table of Contents	20

Recent Accounting Pronouncements

In March 2014, the Financial Accounting Standards Board (“FASB”) issued ASU Update 2014-06, “Technical Corrections and Improvements Related to Glossary Terms” (“ASU 2014-06”).  The amendments in the Update relate to glossary terms and cover a wide range of Topics in the Codification.  These amendments are presented in four sections — Deletion of Master Glossary Terms (Section A), Addition of Master Glossary Term Links (Section B), Duplicate Master Glossary Terms (Section C), and Other Technical Corrections Related to Glossary Terms (Section D).  The amendments in ASU 2014-06 represent changes to clarify the Master Glossary of the Codification, or make improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities.  Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms that appear in the Master Glossary.  The amendments resulting from ASU 2014-06 do not have transition guidance and will be effective upon issuance for both public and private companies.  The immediate adoption of this standard in March 2014 did not have an impact on our consolidated financial statements, and there was no material impact to our financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”), which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”).  The FASB issued ASU 2014-12 to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  ASU 2014-12 is effective for the Company for fiscal year 2016. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

Results of Operations

Comparison of Years Ended December 31, 2014 and December 31, 2013

Net Sales decreased $247,301, or 1.0%, to $24,283,552 in the year ended December 31, 2014 from $24,530,853 for the corresponding period in 2013. This decrease was primarily due to decreased sales with our retail customers, notably the retail automotive parts industry, of approximately $3,100,000, offset by increased sales of approximately $1,000,000 with industrial distributors, and $1,800,000 with international customers. Two customers accounted for approximately 50% of net sales during the year ended December 31, 2014 and three customers accounted for approximately 52% of net sales for the year ended December 31, 2013. We continue to focus our sales efforts on those areas where we see continued growth, the industrial and safety channels, international markets and job specific glove styles.

Gross Profit increased $53,850 to $8,169,216 for the year ended December 31, 2014 from $8,115,366 for the year ended December 31, 2013. Gross profit, as a percentage of net sales, or gross margin, increased to 33.6% in 2014 from 33.1% in 2013. This increase in gross profit is primarily due to product mix and customer sales mix shifts. Sales to international distributors are generally at lower gross margin, as the international distributor pays the cost of selling and distributing the product and servicing their customers.

Table of Contents	21

Operating Expenses increased by $188,619, or 2.4%, to $8,060,515 in 2014 from $7,871,895 in 2013. As a percentage of net sales, operating expenses increased to 32.2% in 2014 from 32.1% in the same period of 2013. The increased spending in 2014 was primarily due to increased travel and meal expenses of approximately $282,000; increased new business development consultant fees of $220,000; increased legal fees of approximately $94,000; increased relocation costs, of approximately $82,000; increased stock compensation costs of approximately $73,000; increased board fees and expenses of approximately $42,000; offset by decreased shelf space acquisition costs of approximately $328,000, decreased advertising, marketing and trade show expenses of approximately $200,000; decreased sales representative commissions, of approximately $102,000 and decreased depreciation expense of approximately $44,000. Our number of employees decreased to 22 at December 31, 2014 from 27 at December 31, 2013.

Income from Operations decreased $134,770 or 55.4%, to $108,701 in 2014 from $243,471 in 2013. Income from operations as a percentage of net sales decreased to 0.4% in 2014 from 1.0% in 2013. The decrease in income for 2014 was primarily the result higher operating expenses due to the Company’s relocation from California to Texas in 2014.

Interest Expense decreased $48,807 to $25,288 in 2014 from $74,095 in 2013. The decrease was primarily due to lower working capital needs which necessitated lower bank borrowings in the current year.

Interest Income decreased $78 to $28 in 2014 from $106 in 2013.

Other Income, net was $131 in 2014 as compared with $1 in 2013.

Gain on Disposition of Equipment was $1,802 in 2014 as compared to $550 in 2013.

Deferred Income Tax Benefit. In prior years, based on our history of losses, we provided a 100% valuation allowance against our deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2013 we reassessed the need for a valuation allowance against our deferred tax assets and, based on the positive evidence of the prior three years pre-tax income and forecasted future results, concluded that it is more likely than not that we would be able to realize some of our deferred tax assets. Accordingly, we reversed approximately 7% of our valuation allowance for our current deferred tax assets and recorded a deferred tax benefit of $214,500. During December 2014 the Company once again reviewed the current profitability and forecasted future results and concluded that it is more likely than not that it will be able to realize a greater portion of its deferred tax assets. For the current year, we reversed approximately 28% of the valuation allowance for our deferred tax assets and recorded a deferred tax benefit of $760,000. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets. As of December 31, 2014, the Company has a valuation allowance equal to 30% of its deferred tax assets.

Net Income increased $373,590 to $934,319 in 2014 from $560,729 in 2013. This increase in income is a result of two factors, the combination of each of the sales, profit and expense factors discussed above, and the net effect of the year over year recognition of previously reserved valuation allowances against deferred tax assets.

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

Table of Contents	22

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

Operating Activities. In 2014, cash used in operating activities was $923,750 and consisted primarily of net income of $934,319, decreased by non-cash items of $392,308, an increase in inventory of $2,480,052 and a decrease in total accounts receivable of $517,160; offset by an increase in accounts payable and accrued expenses of $459,717; decrease in deposits on inventory of $206,919 and an increase in prepaid expenses and other assets of $169,505.

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

Investing Activities. In 2014 and 2013, investing activities were primarily the result of capital expenditures, mainly for computer equipment, furniture, leasehold improvements and trademark applications. Cash used in investing activities increased $109,555 to $217,957 for 2014 from $108,402 in 2013. Expenditures for property and equipment in 2014 and 2013 were $217,889 and $94,114, and investment in trademarks and patents were $6,300 and $14,838, respectively.

Financing Activities. Financing activities in 2014 consisted of net borrowing under our bank credit facility of $416,623 and cash proceeds from the issuance of common stock due to a private placement and stock option exercises of $752,238. Financing activities during 2013 consisted of net borrowings under our bank credit facility of $685,528 and cash proceeds from the issuance of common stock due to stock option exercises of $23,102.

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

Credit Facilities

On November 30, 2012 we entered into a Business Loan Agreement with Union Bank, N.A. which provided a revolving loan of up to $6,000,000. The first $3,500,000 of advances under this facility were under an open line-of-credit. Advances in excess of $3,500,000, up to the line limit of $6,000,000, were subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) the lesser of (i) 50% of the value of eligible landed inventory and (ii) $2,750,000, plus (c) 35% of eligible in-transit inventory. In addition, during the months of April to October each calendar year, the outstanding principal amount of all advances against eligible inventory were not to not exceed 150% of the aggregate outstanding principal amount of advances against eligible accounts receivable. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds were to accrue at Prime minus 0.25% unless we chose to “fix” a portion of the indebtedness (minimum $150,000) at LIBOR plus 2% for fixed periods of time ranging from 30 days to 360 days. This loan expired on November 30, 2014 and was paid off with the proceeds from the Capital One, N.A. line described below.

Table of Contents	23

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which provides a revolving loan of up to $6,000,000. All advances, up to the line limit of $6,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds will accrue at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS exceeds $1,000,000 at which time the rate will decrease to LIBOR plus 2.50%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At December 31, 2014, the Company is in compliance with all covenants. At December 31, 2014, we had unused credit available under our current facility of approximately $3,413,966.

Off Balance Sheet Arrangements

At December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Table of Contents	24

Item 8. Financial Statements and Supplementary Data.

Table of Contents	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ironclad Performance Wear Corporation

Farmers Branch, Texas

We have audited the accompanying consolidated balance sheet of Ironclad Performance Wear Corporation as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear Corporation at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
March 16, 2015

Table of Contents	26

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ironclad Performance Wear Corporation:

We have audited the accompanying consolidated balance sheet of Ironclad Performance Wear Corporation as of December 31, 2013, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ironclad Performance Wear Corporation as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York
March 17, 2014

Table of Contents	27

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$340,903	$313,750
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $48,000	6,283,032	6,782,191
Inventory, net of reserve of $547,800 and $621,000	7,123,654	4,570,402
Deposits on inventory	661,744	868,662
Prepaid and other	566,022	407,619
Deferred tax assets - current	183,000	274,000
Total Current Assets	15,158,355	13,216,624

PROPERTY AND EQUIPMENT
Computer equipment and software	507,640	442,262
Vehicle	—	39,630
Furniture and equipment	255,085	196,744
Leasehold improvements	169,904	90,441
Less: accumulated depreciation and amortization	(641,953)	(577,759)
Total Property and Equipment, Net	290,676	191,318

OTHER ASSETS
Trademarks and patents, net of accumulated amortization of $58,560 and $49,064	135,064	138,260
Deposits	21,306	10,204
Deferred tax assets – long term	1,649,000	798,000
Total Other Assets	1,805,370	946,464

TOTAL ASSETS	$17,254,401	$14,354,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,589,623	$2,129,905
Line of credit	2,586,034	2,169,411
Total Current Liabilities	5,175,657	4,299,316

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value,172,744,750 shares authorized, 80,808,629 and 76,704,275 shares issued and outstanding at December 31, 2014 and 2013, respectively	80,808	76,704
Capital in excess of par value	20,293,486	19,208,255
Accumulated deficit	(8,295,550)	(9,229,869)
Total Stockholders’ Equity	12,078,744	10,055,090

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,254,401	$14,354,406

See accompanying notes to consolidated financial statements.

Table of Contents	28

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

REVENUES
Net sales	$24,283,552	$24,530,853

COST OF SALES
Cost of sales	16,114,336	16,415,487

GROSS PROFIT	8,169,216	8,115,366

EXPENSES
General and administrative	3,372,235	2,607,317
Sales and marketing	2,717,491	3,148,476
Research and development	543,375	775,670
Purchasing, warehousing and distribution	1,303,818	1,173,564
Depreciation and amortization	123,596	166,868

Total Operating Expenses	8,060,515	7,871,895

INCOME FROM OPERATIONS	108,701	243,471

OTHER INCOME (EXPENSE)
Interest expense	(25,288)	(74,095)
Interest income	28	106
Other income, net	131	1
Gain on disposition of equipment	1,802	550

Other Income (Expense), Net	(23,327)	(73,438)

NET INCOME BEFORE BENEFITS FROM INCOME TAXES	85,374	170,033
Benefit from income taxes - current	88,945	176,196
Deferred income tax benefit – reversal of valuation allowance	760,000	214,500

NET INCOME	$934,319	$560,729

NET INCOME PER COMMON SHARE
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	78,438,557	76,681,498
Diluted	89,287,402	83,747,638

See accompanying notes to consolidated financial statements.

Table of Contents	29

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$934,319	$560,729
Adjustments to reconcile net income to net cash used in operating activities
Allowance (recovery of) for bad debts	(18,000)	—
Inventory (recoveries) reserve	(73,200)	2,000
Depreciation and amortization	123,596	166,868
(Gain) loss on disposal of equipment	(1,802)	161
Reversal of deferred income tax valuation allowance	(760,000)	(214,500)
Non-cash compensation:
Stock option expense	337,098	264,598
Changes in operating assets and liabilities:
Accounts receivable	517,160	(358,522)
Due from factor without recourse	—	915,492
Inventory	(2,480,052)	709,043
Deposits on inventory	206,919	(152,389)
Prepaid and other	(169,505)	(98,804)
Accounts payable and accrued expenses	459,718	(2,802,743)
Net cash flows used in operating activities	(923,751)	(1,008,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(217,888)	(94,114)
Proceeds from sale of property and equipment	6,232	550
Investment in trademarks and patents	(6,300)	(14,838)
Net cash flows used in investing activities	(217,956)	(108,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	9,579,288	13,997,688
Payments to bank lines of credit	(9,162,665)	(13,312,160)
Proceeds from issuance of common stock	752,237	23,102
Net cash flows provided by financing activities	1,168,860	708,630

NET INCREASE (DECREASE) IN CASH	27,153	(407,839)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	313,750	721,589
CASH AND CASH EQUIVALENTS END OF YEAR	$340,903	$313,750

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid in cash	25,288	74,095
Income taxes refunded (paid)	9,200	(146,000)

See accompanying notes to consolidated financial statements.

Table of Contents	30

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock
	Shares Issued and Outstanding	$0.001 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2012	76,447,585	$76,448	$18,920,811	(9,790,598)	$9,206,661
Common stock issued upon exercise of stock options	256,690	256	22,846	—	23,102
Stock option expense	—	—	264,598	—	264,598
Net income	—	—	—	560,729	560,729
Balance at December 31, 2013	76,704,275	76,704	19,208,255	(9,229,869)	10,055,090
Common stock issued upon exercise of stock options	1,246,330	1,246	140,991	—	142,237
Stock option expense	—	—	240,409	—	240,409
Private placement	2,124,691	2,125	607,875	—	610,000
Board restricted stock issuance	733,333	733	95,956	—	96,689
Net income	—	—	—	934,319	934,319
Balance at December 31, 2014	80,808,629	$80,808	$20,293,486	$(8,295,550)	$12,078,744

See accompanying notes to consolidated financial statements.

Table of Contents	31

1. Description of Business.

Ironclad Performance Wear Corporation (the “Company”, “we”, “us”) was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and automotive and sporting goods retailers. The Company has received six U.S. patents and one international patent and has four patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 50 registered U.S. trademarks, 7 in-use U.S. trademarks, 9 U.S. trademark pending registration, 22 registered international trademarks and 5 pending international trademark. We also have 7 copyright marks.

2. Accounting Policies.

Basis of Consolidation

The consolidated financial statements include the accounts of Ironclad Performance Corporation, an inactive parent company, and its wholly owned subsidiary Ironclad California. All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Company (FDIC) insures cash amounts at each institution for up to $250,000. From time to time, the Company maintains cash in excess of the FDIC limit. The Company has not experienced any losses.

Accounts Receivable

The allowance for doubtful accounts for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Management believes the balances for allowance for doubtful accounts at December 31, 2014 and 2013 are reasonably stated.

Accounts Receivable	December 31, 2014	December 31, 2013

Accounts receivable	$6,313,032	$6,830,191
Less-Allowance for doubtful accounts	(30,000)	(48,000)

Net accounts receivable	$6,283,032	$6,782,191

Inventory

Inventory is stated at the lower of average cost (which approximates first in, first out) or market and consists primarily of finished goods. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s estimated forecast of product demand and production requirements.

Table of Contents	32

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

Operating Segment Reporting

The Company has two product lines, “gloves” and “apparel,” both of which have similar characteristics. They each provide functional protection and comfort to workers in the form of workwear for various parts of the body; their production processes are similar; they are both sold to the same type of class of customers, typically on the same purchase order; and they are warehoused and distributed from the same warehouse facility. In addition, the “apparel” segment currently comprises less than 1% of the Company’s revenues. The Company believes that the aggregation criteria of FASB ASC 280-10 applies and will accordingly aggregate these two product lines into one segment.

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

Table of Contents	33

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally through third party distributors. Below is a table outlining this breakdown for the comparative periods:

	Year Ended December 31, 2014			Year Ended December 31, 2013
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$18,850,152	$122,507	$18,972,659	$19,855,382	$120,330	$19,975,712
International	5,310,154	739	5,310,893	4,554,424	717	4,555,141
Total	$24,160,306	$123,246	$24,283,552	$24,409,806	$121,047	$24,530,853

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the years ended December 31, 2014 and 2013 were $16,114,336 and $16,415,487 respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and, for the years ended December 31, 2014 and 2013 were $1,303,818 and $1,173,564, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the years ended December 31, 2014 and 2013, were approximately $39,000 or 0.2% and $88,000 or 0.3% of net sales, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the years ended December 31, 2014 and 2013, were approximately $121,000 or 0.5% and $309,000 or 1.2% of net sales, respectively.

Sales Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the years ending December 31, 2014 and 2013 were approximately $70,000 or 0.3% and $54,000 or 0.2%, respectively. Adjustments to the product returns reserve for the years ended December 31, 2014 and 2013 were approximately $30,000 or 0.1% and $10,000 or 0.0%, respectively.

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

Table of Contents	34

Reserve for Returns
Reserve Balance 12/31/12	$65,000

Payments Recorded During the Period	(397,364)
(332,364)
Accrual for New Liabilities During the Reporting Period	407,364

Reserve Balance 12/31/13	75,000

Payments Recorded During the Period	(230,389)
(155,389)
Accrual for New Liabilities During the Reporting Period	230,389

Reserve Balance 12/31/14	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the years ended December 31, 2014 and 2013 were $423,962 and $559,921, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $12,044,000 or 50% of net sales for year ended December 31, 2014 and three customers accounted for approximately $12,661,000 or 52% of net sales for year ended December 31, 2013. No other customer accounted for more than 10% of net sales. All transactions were in United States dollars. There were no transaction gains or losses associated with sales transactions.

Supplier Concentrations

Three suppliers, which are located overseas, accounted for approximately 75% of total purchases during the year ended December 31, 2014 and three suppliers accounted for approximately 79% of total purchases during the year ended December 31, 2013. All transactions were in United States dollars. There were no transaction gains or losses associated with vendor purchase transactions.

Seasonality

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

Table of Contents	35

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

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31:

	2014	2013
Numerator: Net Income	$934,319	$560,729
Denominator: Basic EPS
Common shares outstanding, beginning of year	76,704,275	76,447,587
Weighted average common shares issued during the year	1,734,282	233,911
Denominator for basic earnings per common share	78,438,557	76,681,498
Denominator: Diluted EPS
Common shares outstanding, beginning of period	76,704,275	76,447,587
Weighted average common shares issued during the year	1,734,282	233,911
Dilutive warrants outstanding at end of the year	—	—
Dilutive stock options outstanding at the end of the year	10,848,845	7,066,140
Denominator for diluted earnings per common share	89,287,402	83,747,638

The following potential common shares have been excluded from the computation of diluted net earnings per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2014	2013
Common Stock Warrants	43,146	43,146
Common Shares	2,602,625	3,077,625

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

The significant components of the provision for income taxes for the years ended December 31, 2014 and 2013 were $(88,945) and $(184,196), respectively, for the current state (refund)/provisions and $0 and $8,000 for the federal tax provision, respectively. Based on its history of losses, the Company provided a 100% valuation allowance against its deferred tax assets as of December 31, 2012, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2013 the Company reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it was more likely than not that it would be able to realize some of its deferred tax assets. Accordingly, during the year end, the Company had reversed approximately 7% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $214,500. At December 31, 2014 we once again reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we will be able to realize a greater portion of our deferred tax assets. For the current year, we reversed approximately 28% of the valuation allowance for our deferred tax assets and recorded a deferred tax benefit of $760,000. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets. As of December 31, 2014 the Company has a valuation equal to 30% of its’ deferred tax assets.

By statute, tax years ending in December 31, 2014 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Use of Estimates

The preparation of financial statements requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates and assumptions made by management are used for, but not limited to, the allowance for doubtful accounts, inventory obsolescence, allowance for returns, income taxes and the estimated useful lives of assets and stock-based compensation.

Recently Issued Accounting Pronouncements

In March 2014, the Financial Accounting Standards Board (“FASB”) issued ASU Update 2014-06, “Technical Corrections and Improvements Related to Glossary Terms” (“ASU 2014-06”).  The amendments in the Update relate to glossary terms and cover a wide range of Topics in the Codification.  These amendments are presented in four sections — Deletion of Master Glossary Terms (Section A), Addition of Master Glossary Term Links (Section B), Duplicate Master Glossary Terms (Section C), and Other Technical Corrections Related to Glossary Terms (Section D).  The amendments in ASU 2014-06 represent changes to clarify the Master Glossary of the Codification, or make improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities.  Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms that appear in the Master Glossary.  The amendments resulting from ASU 2014-06 do not have transition guidance and will be effective upon issuance for both public and private companies.  The immediate adoption of this standard in March 2014 did not have an impact on our consolidated financial statements, and there was no material impact to our financial statement disclosures.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No.2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”), which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

Table of Contents	37

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”).  The FASB issued ASU 2014-12 to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  ASU 2014-12 is effective for the Company for fiscal year 2016. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

3.	Inventory

 At December 31, 2014 and 2013 the Company had one class of inventory - finished goods.

	December 31, 2014	December 31, 2013
Finished Goods	$7,671,454	$5,191,402
Reserve for Obsolescence	(547,800)	(621,000)
Net Inventory	7,123,654	4,570,402

4.	Property and equipment

 Property and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Computer hardware and software	$507,640	$442,262
Vehicle	—	39,630
Furniture and equipment	255,085	196,744
Leasehold improvements	169,904	90,441
	932,629	769,077
Less accumulated depreciation	(641,953)	(577,759)

Property and equipment, net	$290,676	$191,318

Depreciation expense for the years ended December 31, 2014 and 2013 was $114,100 and $158,122, respectively.

5.	Trademarks and patents

Trademarks and patents consisted of the following:

	December 31, 2014	December 31, 2013

Trademarks and patents	$193,624	$187,324
Less: Accumulated amortization	(58,560)	(49,064)

Trademarks, net	$135,064	$138,260

Trademarks consist of definite-lived trademarks of $126,525 and $120,225 and indefinite-lived trademarks of $67,099 and $67,099 at December 31, 2014 and 2013, respectively. All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $9,496 and $8,746 for the years ended December 31, 2014 and 2013, respectively. The Company expects to amortize approximately $10,000 in each of the next five years.

Table of Contents	38

6.	Accounts payable and accrued expenses

 Accounts payable and accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013

Accounts payable	$727,223	$538,001
Accrued inventory	1,043,397	623,984
Accrued rebates and co-op	202,805	224,213
Accrued bonus	—	40,533
Accrued returns reserve	75,000	75,000
Customer deposits	167,410	260,717
Accrued expenses – other	373,788	367,457

Total accounts payable and accrued expenses	$2,589,623	$2,129,905

7.	Bank Lines of Credit

 Bank Revolving Loan

On November 30, 2012 we entered into a Business Loan Agreement with Union Bank, N.A. which provided a revolving loan of up to $6,000,000. The first $3,500,000 of advances under this facility were under an open line-of-credit. Advances in excess of $3,500,000, up to the line limit of $6,000,000, were subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) the lesser of (i) 50% of the value of eligible landed inventory and (ii) $2,750,000, plus (c) 35% of eligible in-transit inventory. In addition, during the months of April to October each calendar year, the outstanding principal amount of all advances against eligible inventory were not to exceed 150% of the aggregate outstanding principal amount of advances against eligible accounts receivable. All of our assets secured amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued interest at Prime minus 0.25% unless we choose to “fix” a portion of the indebtedness (minimum $150,000) at LIBOR plus 2% for fixed periods of time ranging from 30 days to 360 days. This loan expired on November 30, 2014 and was paid off with the proceeds from the Capital One line described below.

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which provides a revolving loan of up to $6,000,000 and which expires on November, 30, 2016. All advances, up to the line limit of $6,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds will accrue at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS exceeds $1,000,000 at which time the rate will decrease to LIBOR plus 2.50%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At December 31, 2014, the Company is in compliance with all covenants. The Company is required to maintain a lockbox for which all funds deposited into the lockbox account shall be transferred for payment by the close of each business day to reduce the balance of the revolving loan. In addition, upon the occurrence and during the continuance of an event of default, and if requested by Capital One, N.A., the amounts due under the revolving loan commitment shall become immediately due and payable. Therefore, amounts outstanding under this agreement are recorded on the balance sheet as current debt as of December 31, 2014.

At December 31, 2014, we had unused credit available under our current facility of approximately $3,413,966.

Table of Contents	39

8.	Equity transactions

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

There were 80,808,629 shares of common stock of the Company outstanding at December 31, 2014.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2013	43,146	$0.185
Warrants outstanding at December 31, 2014	43,146	$0.185

Table of Contents	40

Stock Based Compensation

The Company accounts for stock based compensation under the provisions of FASB ASC 718 “Share-Based Payments”.

Ironclad California reserved 7,000,000 shares of its common stock for issuance to employees, directors and consultants under the 2000 Stock Incentive Plan (“the 2000 Plan”). Under the 2000 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Company’s board of directors.

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

Effective April 7, 2014, the Company reserved an additional 5,000,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Company’s board of directors.

The fair value of each stock option granted under either the 2000 or 2006 Plan is estimated on the date of the grant using the Black-Scholes Model. The Black-Scholes Model has assumptions for risk free interest rates, dividends, forfeitures, stock volatility and expected life of an option grant. Forfeitures are estimated at the date of the grant based on historical experience and future expectations. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on historical market prices of the Company’s common stock. The expected life of an option grant is based on management’s estimate. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

For stock options issued during the years ended December 31, 2014 and 2013, the fair value of these options was estimated at the date of the grant using a Black-Scholes Model with the following range of assumptions:

	December 31, 2014	December 31, 2013
Risk free interest rate	0.05% - 2.66%	0.12% - 1.33%
Dividends	—	—
Volatility factor	80.9% - 194.8%	64.8% - 88.3%
Expected life	5.5 – 6.25 years	5.5 - 6.25 years

Table of Contents	41

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	9,570,455	$0.113
Granted	1,888,000	$0.25
Exercised	(256,690)	$0.09
Cancelled/Expired	(1,058,000)	$0.109
Outstanding at December 31, 2013	10,143,765	$0.141
Granted	5,871,583	$0.157
Exercised	(1,246,330)	$0.116
Cancelled/Expired	(1,360,694)	$0.168
Outstanding at December 31, 2014	13,408,324	$0.148
Exercisable at December 31, 2014	7,549,789	$0.13

The following tables summarize information about stock options outstanding at December 31, 2014:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.27	13,408,324	6.34	$0.148	$730,491

The following tables summarize information about stock options exercisable at December 31, 2014:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.27	7,549,789	4.58	$0.130	$579,147

The following tables summarize information about non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2012	2,872,617	$0.10
Granted	1,888,000	$0.25
Vested	(2,151,644)	$0.18
Forfeited	(275,041)	$0.14
Non-Vested at December 31, 2013	2,333,932	$0.20
Options Granted	5,138,250	$0.147
Restricted Shares Granted	733,333	$0.18
Vested	(1,492,240)	$0.162
Forfeited	(854,740)	$0.12
Non-Vested at December 31, 2014	5,858,535	$0.146

The Company recorded $337,098 of compensation expense for employee stock options during the year ended December 31, 2014. There was a total of $647,699 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2000 and 2006 Option Plans outstanding at December 31, 2014. This cost is expected to be recognized over a weighted average period of 2.95 years. The total fair value of shares vested during the year ended December 31, 2014 was $337,098.

Table of Contents	42

9.	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 consisted of the following:

	2014	2013
Current	(88,945)	$(176,196)
Deferred	(760,000)	(214,500)

	(848,945)	(390,696)

 The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2014 and 2013 as follows:

	2014	2013
Statutory regular federal income benefit rate	34.0%	(34	.0)%
State income taxes, net of federal benefit	(2.70)	(52.4)
Change in valuation allowance	(1,220.1)	149.1
True-up Federal Income Tax Liability	(106.8)	—
Other	(297.4)	(2.4)
Total	(998.2%)	(60.3%)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize some portion or all of the benefits of these deductible differences, and has chosen to reduce its valuation allowance against its deferred tax assets to 30%.

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Deferred tax assets
Net operating loss carryforward	$1,909,145	$2,228,062
Stock option expense	1,419,724	1,382,598
Allowance for doubtful accounts	11,949	20,563
Allowance for product returns	29,873	32,130
Accrued compensation	—	58,940
Inventory reserve	218,189	266,036
Other	141,063	73,419
Valuation allowance	(1,523,234)	(2,691,622)

Total deferred tax assets	2,206,709	1,370,126
Fixed Assets/Intangibles	(75,673)	—
Deferred tax liabilities – state taxes	(299,036)	(298,126)
Total deferred tax liabilities	(374,709)	(298,126)
Net deferred tax assets	$1,832,000	$1,072,000

As of December 31, 2014, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $4,238,141 and $5,364,801, respectively, that expire between 2015 and 2026.

Table of Contents	43

10.	Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company exercised its five year option to renew this lease commencing in July 2011. The facility is located in El Segundo, California. As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 for tenant improvements. Rent expense for this facility for the years ended December 31, 2014 and 2013 was $126,972 and $157,013, respectively. The Company has sublet this facility for the remainder of its lease term as the Company relocated to Texas.

On June 11, 2014, the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102. As part of this process, we were granted $60,000 for tenant improvements. Rent expense attributable to this facility for the year ended December 31, 2014 was $32,350.

The Company has various non-cancelable operating leases for office equipment expiring through August, 2018. Equipment lease expense charged to operations under these leases was $12,962 and $10,126 for the years ended December 31, 2014 and 2013, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total
2015	$262,963	$10,781	$273,744
2016	181,609	10,139	191,748
2017	97,051	9,240	106,291
2018	16,175	5,775	21,950
	$557,798	$35,935	$593,733

Ironclad California executed a Consulting Agreement with Eduard Albert Jaeger, its founder and former CEO, effective in February 18, 2014. Pursuant to the terms of this two year Consulting Agreement, Mr. Jaeger will be paid an initial base fee of $225,000 for the first year of the agreement and a base fee of $150,000 for the second year of the agreement. In addition, the Company will reimburse Mr. Jaeger for 100% of the premiums for COBRA coverage for himself and his family for the first 12 months of the agreement. The Company will also reimburse Mr. Jaeger for any travel and lodging expense incurred while rendering services to the Company. The total expense recognized in the year ended December 31, 2014 for Mr. Jaeger’s fees and COBRA was $209,512.

Table of Contents	44

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

As of December 31, 2014, management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

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

We carried out an evaluation under the supervision, and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or 1992 COSO. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Table of Contents	45

Based on their evaluation, our management concluded that internal control over financial reporting was effective as of December 31, 2014.

Item 9B. Other Information.

None.

Table of Contents	46

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 13, 2015. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
Jeffrey Cordes	57	Chief Executive Officer, Director
William Aisenberg	54	Executive Vice President, Chief Financial Officer And Secretary
Kenneth Bryan Griggs	38	Executive Vice President of Sales and Marketing

R.D. Pete Bloomer	79	Director
Vane Clayton	56	Director
David Jacobs	81	Director
Michael A. DiGregorio	60	Director
Charles H. Giffen	57	Director
Patrick O’Brien	68	Director

Jeffrey Cordes, Chief Executive Officer, Director

Mr. Cordes has served as our Chief Executive Officer and a member of our board of directors since February 2014. He brings more than 30 years of extensive executive experience in global textiles and apparel. Mr. Cordes served as President and Chief Operating Officer of Walls Industries, Inc., a leading global company in safety and work apparel, from 2010 through 2013, and as Chief Operating Officer from 2004 to 2010. Prior to Walls, Mr. Cordes served as the Chief Executive officer of Hometown Wholesale Furniture Clubs, Inc. from 2002 to 2004 and as the Chief Operating Officer and Chief Financial Officer of e2 Communications Inc. from 2000 to 2001. Prior to e2 Communications, Mr. Cordes served as President and Chief Operating Officer and as a Director of Pillowtex Corporation (NYSE PTX), a marketer, manufacturer and importer of home textiles, from 1997 to 1999. Mr. Cordes served as Chief Financial Officer and Director of Pillowtex from 1993 to 1997. Mr. Cordes held additional Vice President positions with Pillowtex from 1984 to 1993. Mr. Cordes holds an MBA from the Cox School of Business at Southern Methodist University and an undergraduate degree in Business Administration from Hope College. Mr. Cordes’ extensive executive and industry experience led to the conclusion that he should serve as a director in light of our business and structure.

William Aisenberg, Executive Vice President, Chief Operating Officer & Secretary

Mr. Aisenberg has served as our Executive Vice President & Chief Financial Officer since May 2014. Mr. Aisenberg, a Certified Public Accountant, brings more than 30 years of financial executive experience in apparel, consumer products, and the public accounting field. Most recently Mr. Aisenberg served as Executive Vice President and Chief Financial Officer at Walls Industries, a leading company in work, sporting and safety apparel. Prior to Walls, Mr. Aisenberg served as Vice President and Corporate Controller at Strategic Equipment and Supply Corporation. Mr. Aisenberg also has acquired cross functional experience working with other companies, including The Brinkmann Corporation, Pinnacle Trading Card Company, The Foster Grant Group and Arthur Andersen & Co. Mr. Aisenberg holds a Bachelor of Science degree in Accounting from Long Island University.

Table of Contents	47

K. Bryan Griggs, Executive Vice President of Sales and Marketing

Mr. Griggs has served as our Executive Vice President of Sales and Marketing since February 2014. Mr. Griggs brings more than 15 years of sales and operational management experience in the apparel, footwear and outdoor industries. Prior to joining us, Mr. Griggs served as President at Propper International, a leading company in tactical and military apparel for three years. Previous to that, Mr. Griggs served for two years as Vice President of Sales at 511 Tactical, one of our long time business partners. For four years prior to that he served as EVP of Outdoor Products for Otto International, a $23 billion global sourcing and branded company. Earlier Mr. Griggs built his own company, Mud River Dog Products, out of his garage, initially as a hobby, and built the brand to be the recognized leader in the hunting dog product market. He later sold this company. Mr. Griggs attended Colorado Mountain College and the University of Colorado.

R. D. Pete Bloomer, Director

Mr. Bloomer served as Chairman of our board of directors from April 2003 through September 2008. He is the Chairman and Chief Executive Officer of CVM Management, Inc. and Managing Partner of CVM Equity Fund V, Ltd., LLP, or CVM. He is also the Managing Partner of the Northern Rockies Venture Fund which is one of the original investors of Ironclad. The specific experience, qualifications, attributes and skills that led to the conclusion that Mr. Bloomer should serve on our board of directors, in light of our business and structure, include his service as the managing partner of 7 venture funds dating back to 1983. Those funds have invested in over 90 early stage venture investments. Mr. Bloomer has served as a member of the board of directors of many of the entities in which he has invested. Mr. Bloomer has significant experience in marketing and sales having been Vice President of Sales/Marketing for Head Ski & Tennis, and having spent 11 years with IBM in sales and marketing. Mr. Bloomer is also an experienced operations executive having served as Vice President of Operations for Hanson Industries. Mr. Bloomer has served on the board of directors of several private companies not associated with his venture capital activity.

Vane Clayton, Director

Mr. Clayton has served on our board of directors since March 2004, and has served as our Chairman of the Board since May 2014. He currently serves as the CEO and board member of KPA, LLC, a software and services company providing environment and safety, human resource management and finance & insurance compliance solutions to 5,100 auto, truck and equipment dealers in the U.S. and Canada. Mr. Clayton created liquidity for KPA investors in 2014 with the sale of KPA to CIVC Partners, a Chicago-based Private Equity firm. Prior to KPA, Mr. Clayton was President of ZOLL Data Systems, an Enterprise Software subsidiary of ZOLL Medical Corporation (purchased by Asahi Kasei for $2.2B in 2012). Earlier in his career, Mr. Clayton managed a sales team for Raychem ($1.7B in Sales), a division of Tyco Electronics. Mr. Clayton has experience in directing public and private companies in high growth sales and marketing strategies; new product and channel development; fund raising; Sarbanes-Oxley Section 404 compliance; strategic positioning; and building successful teams. Mr. Clayton holds a B.S. in Agricultural/Mechanical Engineering from Purdue University and an MBA from Harvard Business School.

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

Table of Contents	48

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

Charles H. Giffen, Director

Mr. Giffen was appointed to our board of directors in January 2013 pursuant to the terms of the Settlement Agreement disclosed above. He is a veteran management consultant and executive coach, specializing in optimizing all aspects of operational and financial performance for small to mid-size businesses. Mr. Giffen holds over 30 years of broad business experience, both managing and advising a wide variety of companies in different industries and sectors (manufacturing, wholesale, service, professional), and he has worked as a management consultant for the last 15 years. His company, Small Biz Wrangler, maximizes execution, efficiency, communication, leadership and profitability for its client companies. Previously, Mr. Giffen served as President and Chief Operating Officer of GTCO Calcomp, Inc., a leading manufacturer of computer input peripherals and pioneer in electromagnetic digitizing technology. He has also developed entertainment ventures in cable television (New Culture Network, Inc.) and motion simulation (RideTime USA, Inc.), and managed operations for publishing and technical education companies. In addition to his other consulting activities, he is currently serving as President of Contractors State License Schools (Van Nuys, CA), which provides license exam preparation and other services at 23 locations throughout California. Mr. Giffen holds a Bachelor of Arts in Economics from the University of Maryland at College Park. Mr. Giffen’s experience in optimizing operational and financial performance led to the conclusion that Mr. Giffen should serve on our board of directors in light of our business and structure.

Patrick O’Brien, Director

Mr. O’Brien was appointed to our board of directors in March 2014. He brings to our board of directors his seasoned executive and business expertise with diverse international experience in private and public companies with an emphasis on financial analysis and business development. He currently serves as the Managing Director & Principal of Granville Wolcott Advisors, a company he formed in 2009 which provides business consulting, due diligence and asset management services for public and private clients. From 2005 to 2009, Mr. O’Brien was a Vice President - Asset Management for Bental-Kennedy Associates Real Estate Counsel where he represented pension fund ownership interests in hotel real estate investments nationwide. Mr. O’Brien also serves on the board of directors of Livevol, Inc., a private company that is a leader in equity and index options technology, and Merriman Holdings, Inc. (OTCQX: MERR), an institutional broker-dealer with an investment banking, corporate servicing practice and a Digital Capital Platform. Mr. O’Brien previously served as a member of the board of directors of Factory Card & Party Outlet (FCPO, NASDAQ) until its sale to AAH Holdings. Mr. O’Brien is a graduate of the Eli Broad College of Business at Michigan State University with a BA in Hotel Management.

Table of Contents	49

Audit Committee of the Board of Directors

The Audit Committee of our board of directors currently consists of Messrs. DiGregorio (Chair), Giffen and O’Brien. Our board of directors has determined that Mr. DiGregorio is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, and that Messrs. DiGregorio, Giffen and O’Brien are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Our board of directors has also determined that each other member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. Accordingly, our board of directors believes that each member of our Audit Committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations on our Audit Committee. The primary purposes of the Audit Committee are (i) to review the scope of the audit and all non-audit services to be performed by our independent auditors and the fees incurred by us in connection therewith, (ii) to review the results of such audit, including the independent accountants’ opinion and letter of comment to management and management’s response thereto, (iii) to review with our independent accountants our internal accounting principles, policies and practices and financial reporting, (iv) to engage our independent auditors and (v) to review our quarterly and annual financial statements prior to public issuance. The role and responsibilities of the Audit Committee are more fully set forth in a written Charter adopted by our board of directors. The Audit Committee was created by our board of directors effective May 18, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2014, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than Messrs. Bloomer, Cordes, DiGregorio, Giffen, Jacobs and O’Brien, who each did not timely file one Form 4 reporting one transaction, and Mr. Clayton who did not timely file two Form 4s each reporting one transaction.

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

1920 Hutton Court, Suite 300

Farmers Branch, TX 75234

(972) 996-5664

Any waiver of the Code of Ethics pertaining to a member of our board of directors or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

Table of Contents	50

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth, as to each individual serving as our principal executive officer, each of the other two most highly compensated executive officers and two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers at the end of our last completed fiscal year, whose compensation exceeded $100,000 during our last fiscal year, information concerning all compensation paid for services to us in all capacities for our last two fiscal years.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Jeffrey Cordes (1) Chief Executive Officer, President, Director	2014 2013	252,692 —	325,103 —	11,129 —	588,924 —
William Aisenberg(2)	2014	144,519	136,819	6,103	287,441
Executive Vice President, Chief	2013	—	—	—	—
Financial Officer, Secretary
Kenneth Bryan Griggs(3)	2014	212,827	65,606	6,065	284,498
Executive Vice President – Sales &	2013	—	—	—	—
Marketing
Lee Turlington (4) Former Interim President	2014 2013	— —	— —	88,963 75,643	88,963 75,643
Rhonda Hoffarth (5) Former Chief Operating Officer, Former Executive Vice President of Operations	2014 2013	134,070 181,762	— —	77,141 17,950	211,211 199,712
Eduard Albert Jaeger (6) Former head of New Business Development	2014 2013	29,619 214,304	— —	214,685 26,073	244,305 240,377

(1)	Mr. Cordes commenced employment as our Chief Executive Officer, President and a Director on February 18, 2014. The other compensation disclosed for Mr. Cordes represents 401(k) employer matching funds. Mr. Cordes’ annual base salary is $300,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. Mr. Cordes has an employment agreement with us the terms of which are discussed below. On February 18, 2014, we granted Mr. Cordes options to purchase 2,700,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter. The fair value of those options was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2014	2.14%	80.9%	6.25 years	None
Table of Contents	51

(2)	Mr. Aisenberg commenced employment as our Executive Vice President, Chief Financial Officer and Secretary on May 5, 2014. The other compensation disclosed for Mr. Aisenberg represents 401(k) employer matching funds. Mr. Aisenberg’s annual base salary is $225,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. Mr. Aisenberg has an employment agreement with us the terms of which are discussed below. On May 8, 2014, we granted Mr. Aisenberg options to purchase 1,000,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter. The fair value of those options was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2014	2.62%	82.2%	6.25 years	None

(3)	Mr. Griggs commenced employment as our Executive Vice President-Sales & Marketing on February 20, 2014. The other compensation disclosed for Mr. Griggs represents 401(k) employer matching funds. Mr. Griggs’ annual base salary is $255,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. Mr. Griggs has an employment agreement with us the terms of which are discussed below. On March 1, 2014, we granted Mr. Griggs options to purchase 500,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter. The fair value of those options was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2014	2.25%	84.5%	6.25 years	None

(4)	Mr. Turlington was appointed as our Interim President on October 18, 2013 and received his compensation pursuant to a Consulting Agreement providing for a consulting fee of $14,000 for services rendered in October 2013 and thereafter, a consulting fee of $30,000 per month for services rendered during the remaining term provided that Mr. Turlington provided consulting services for at least 11 days during such month. In the event that Mr. Turlington provided consulting services for 10 or fewer days in any given month other than October 2013, we were obligated to pay Mr. Turlington a consulting fee of $2,000 per day for such month. Mr. Turlington’s services as our Interim President ceased on February 18, 2014.

(5)	Ms. Hoffarth ’s employment terminated on August 15, 2014. Her annual base salary was $179,322 and she was eligible to receive a discretionary bonus as determined by the Compensation Committee of our board of directors. The other compensation disclosed for Ms. Hoffarth represents severance pay both paid and accrued, an automobile allowance and 401(k) employer matching funds. Ms. Hoffarth did not have an employment agreement with us.
(6)	Mr. Jaeger served as our President and Chief Executive Officer from our formation through May 4, 2009. Mr. Jaeger’s annual base salary was $217,619 and he was eligible to receive a discretionary bonus as determined by the Compensation Committee of our board of directors. The terms of Mr. Jaeger’s Separation Agreement with us are discussed below. The other compensation disclosed for Mr. Jaeger represents consulting fees, an automobile allowance, 401(k) employer matching funds and amounts paid to cover any employee portion of health benefits offered by the Company.

Table of Contents	52

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2014.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date
Eduard Albert Jaeger(2)	122,034	(3)	—		0.09	9	/3/15
	500,000	(4)	—		0.09	5	/18/16
	103,900	(5)	—		0.09	2	/18/17
	167,000	(6)	—		0.095	2	/18/17
	325,000	(7)	—		0.095	2	/18/17
	81,625	(8)	—		0.24	2	/18/17

Rhonda Hoffarth	125,000	(9)	—		0.09	8	/15/15
	71,500	(10)	—		0.09	8	/15/15
	200,000	(11)	—		0.095	8	/15/15
	204,555	(12)	70,445	(12)	0.095	8	/15/15

Lee Turlington	—		—		—	—

Jeffrey Cordes	—	(13)	2,700,000	(13)	0.17	2	/18/24

William Aisenberg	—	(14)	1,000,000	(14)	0.19	5	/8/24

Kenneth Griggs	—	(15)	500,000	(15)	0.18	3	/1/24

(1)	On May 4, 2009, the board of directors approved changing the exercise price for all outstanding stock options, outstanding as of that date, which were fixed and re-priced at $0.09 per share, which price represents an amount equal to $0.02 above the average closing stock price of the Company over the prior 30 days.
(2)	Ironclad California executed a Consulting Agreement with Eduard Albert Jaeger effective in February 18, 2014, the terms of which are described in Service Contracts herein.
(3)	Mr. Jaeger was granted options to purchase 276,131 shares on 9/2/05, 146,695 shares vested immediately and 50% of the remainder vests on each of the first and second anniversary of the effective date of grant. On March 20, 2012 Mr. Jaeger exercised 154,097 shares of this option.
(4)	Mr. Jaeger was granted options to purchase 500,000 shares on 5/18/06, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vested at the end of each month thereafter.
(5)	Mr. Jaeger was granted options to purchase 103,900 shares on 11/17/07, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vested at the end of each month thereafter.
Table of Contents	53

(6)	Mr. Jaeger was granted options to purchase 167,000 shares on 7/16/09, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vested at the end of each month thereafter.
(7)	Mr. Jaeger was granted options to purchase 325,000 shares on 8/24/11, 25% vested on the first anniversary of the effective date of grant and the remainder vested at the time of his termination on February 18, 2014.
(8)	Mr. Jaeger was granted options to purchase 81,625 shares on 7/26/12, 1/12th vests on the twenty-third day of each month commencing June 23, 2012.
(9)	Ms. Hoffarth was granted options to purchase 125,000 shares on 5/18/06, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(10)	Ms. Hoffarth was granted options to purchase 71,500 shares on 11/20/07, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(11)	Ms. Hoffarth was granted options to purchase 200,000 shares on 7/16/09, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(12)	Ms. Hoffarth was granted options to purchase 275,000 shares on 8/24/11, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(13)	Mr. Cordes was granted options to purchase 2,750,000 shares on 2/18/14, 25% vests on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(14)	Mr. Aisenberg was granted options to purchase 1,000,000 shares on 5/8/14, 25% vests on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(15)	Mr. Griggs was granted options to purchase 500,000 shares on 3/1/14, 25% vests on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

 The following executive officers listed in the above table exercised options during the fiscal year ended December 31, 2014:

Name	# Options Exercised	Exercise Price	Total
None

Table of Contents	54

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
R. D. Pete Bloomer	30,000	18,000	48,000
Vane Clayton	37,348	30,000	67,348
Michael DiGregorio	33,674	24,000	57,674
Charles Giffen	30,000	18,000	48,000
David Jacobs	30,000	18,000	48,000
Scott Jarus	4,083	—	4,083
Patrick O’Brien	27,924	28,671	56,595

None of the directors listed in the above table exercised options during the fiscal year ended December 31, 2013. The following former director exercised options during the fiscal year ended December 31, 2014:

Name	# Options Exercised	Exercise Price	Total
Scott Jarus	153,000	$0.24	36,720

In 2013, non-employee directors of Ironclad received $30,000 for attending meetings and serving on Ironclad’s board of directors. In 2014, non-employee directors of Ironclad received $30,000 for attending meetings and serving on Ironclad’s board of directors. In addition, effective May 20, 2014, the Chairman of the Board is to receive an additional $12,000 per year, payable in four quarterly installments of $3,000 each. Also effective May 20, 2014, committee chairs are to receive an additional $6,000 per year, payable in four quarterly installments of $1,500 each. Since April 2000, non-employee directors of Ironclad California and, after 2006, our company have each received options to purchase shares or restricted shares of Ironclad common stock upon their appointment to our board of directors and periodically thereafter. We expect to continue the practice of compensating our directors with options to purchase our common stock going forward. Compensation payable to non-employee directors may be adjusted from time to time, as approved by our board of directors.

Service Contracts

Except as described in this section, neither our company nor Ironclad California is party to any employment agreements with any of its executive officers.

Ironclad California executed a Consulting Agreement with Eduard Albert Jaeger, its’ founder and former CEO, effective in February 18, 2014. Pursuant to the terms of this two year Consulting Agreement, Mr. Jaeger will be paid an initial base fee of $225,000 for the first year of the agreement and a base fee of $150,000 for the second year of the agreement. In addition, the Company will reimburse Mr. Jaeger for 100% of the premiums for COBRA coverage for himself and his family for the first 12 months of the agreement. The Company will also reimburse Mr. Jaeger for any travel and lodging expense incurred while rendering services to the Company.

Table of Contents	55

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

On February 20, 2014, we entered into an offer letter with Bryan Griggs pursuant to which Mr. Griggs will serve as our Executive Vice President Sales and Marketing. Mr. Griggs will receive an annual salary of $255,000 and is eligible to receive an incentive bonus for fiscal 2014 of $100,000 based upon our company achieving revenue and operating income (defined as earnings before interest, taxes, depreciation, amortization and stock compensation expense) targets, and based upon Mr. Griggs and/or our company achieving certain corporate objectives, as determined by our board of directors with input from Mr. Griggs within 30 days following the commencement of Mr. Griggs employment. To the extent earned, 75% of the incentive bonus for fiscal 2014 will be paid in cash and 25% will be paid through the issuance of shares of our common stock with an equivalent value as of the date of issuance, with 50% of such shares (the unvested portion) remaining subject to forfeiture until such time as our board of directors determines that our revenue and operating income for fiscal 2015 will exceed our revenue and operating income for fiscal 2014. In the event that our board of directors does not determine by December 31, 2015 that our revenue and operating income for fiscal 2015 will exceed our revenue and operating income for fiscal 2014, the unvested portion of such shares will be forfeited.

On May 5, 2014, we entered into an offer letter with William Aisenberg pursuant to which Mr. Aisenberg will serve as our Executive Vice President and Chief Financial Officer. Mr. Aisenberg will receive an annual salary of $225,000 and is eligible to receive an incentive bonus for fiscal 2014 of 30% of his annual salary based upon our company achieving revenue and operating income (defined as earnings before interest, taxes, depreciation, amortization and stock compensation expense) targets, and based upon Mr. Aisenberg and/or our company achieving certain corporate objectives, as determined by our board of directors with input from Mr. Aisenberg within 30 days following the commencement of Mr. Aisenberg’s employment. To the extent earned, 50% of the incentive bonus for fiscal 2014 will be paid in cash and 50% will be paid through the issuance of shares of our common stock with an equivalent value as of the date of issuance, with 50% of such shares (the unvested portion) remaining subject to forfeiture until such time as our board of directors determines that our revenue and operating income for fiscal 2015 will exceed our revenue and operating income for fiscal 2014. In the event that our board of directors does not determine by December 31, 2015 that our revenue and operating income for fiscal 2015 will exceed our revenue and operating income for fiscal 2014, the unvested portion of such shares will be forfeited. In the event that Mr. Aisenberg’s employment is terminated by us (other than for cause) (i) within six months of a sale of our company to an unaffiliated third party or any going private transaction or private equity investment or purchase of equity interests in our company that results in a change in the beneficial ownership of our securities of more than 50% of the total combined voting power of all of our outstanding securities, we will continue to pay Mr. Aisenberg’s then-current base salary for a period of 12 months following the effective date of such termination, and (ii) at any other time, we will continue to pay Mr. Aisenberg’s then-current base salary for six months following the effective date of such termination.

Table of Contents	56

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan, or the Plan, was adopted on September 18, 2006 and became effective on January 12, 2007. A total of 21,000,000 shares of common stock have been reserved for issuance upon exercise of awards granted under the Plan, as amended. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the Plan.

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

Table of Contents	57

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of March 13, 2015 by:

•	each of our executive officers;
•	each of our directors;
•	all of our directors and executive officers as a group; and
•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 13, 2015 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 80,915,229 shares of our common stock outstanding on March 13, 2015. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Ironclad Performance Wear Corporation, 1920 Hutton Court, Suite 300, Farmers Branch, Texas 75234.

Table of Contents	58

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Jeffrey Cordes (1)	1,407,373	1.7%
Chief Executive Officer, Director
William Aisenberg (2)	2,089,506	2.6%
Chief Financial Officer, Executive Vice President, Secretary
K. Bryan Griggs (3)	163,248	*
Executive Vice President of Sales and Marketing

R.D. Pete Bloomer (4)	1,155,041	1.4%
Director
Vane Clayton (5)	1,543,508	1.9%
Director
David Jacobs (6)	754,310	*
Director
Michael DiGregorio (7)	834,143	1.0%
Director
Charles Giffen (8)	419,577	*
Director
Patrick O’Brien (9)	345,738	*
Director
Directors and officers as a group (9 persons) (10)	8,703,444	10.3%

5% Shareholders:
Ronald Chez	7,376,871	9.1%
Scott Jarus	7,299,700	9.0%
Kenneth J. Frank	5,842,951	7.2%
Eduard Jaeger (11)	4,135,426	5.0%

* Less than 1%

(1)	Includes 843,750 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.
(2)	Includes 250,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.

(3)	Includes 145,833 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.

(4)	Consists of (i) 11,591 shares of common stock held directly, (ii) 46,722 shares of common stock held by CVM Management, Inc., of which Mr. Bloomer is the President and as such has voting and investment power, and (iii) 996,728 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.
(5)	Includes 867,291 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.
(6)	Consists of 306,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.
(7)	Includes 232,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.
Table of Contents	59

(8)	Consists of 232,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.
(9)	Consists of 38,250 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.
(10)	Consists of, (i) 4,790,592 shares of common stock, and (ii) 3,912,852 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.
(11)	Includes 1,299,559 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 13, 2015.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Stock Incentive Plan)	406,795	(1)	$0.09	—

Equity compensation plans approved by security holders (2006 Stock Incentive Plan)	13,001,529	(2)	$0.148	3,341,185

Equity compensation plans not approved by security holders (Warrants)	43,146	(3)	$0.185	—

Total	13,451,470		$0.146	3,341,185

(1)	This number represents options assumed in connection with the merger with Ironclad California.

(2)	This number represents stock options to purchase 13,001,529 shares of our common stock under the 2006 Stock Incentive Plan, or the Plan.

(3)	This number represents warrants issued to purchase 43,146 shares of our common stock in exchange for services. This warrant has no expiration.

Table of Contents	60

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•	in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Mr. Jaeger, our former head of Business Development and a board member, resigned as an officer and director of our company and its subsidiaries on February 18, 2014 and agreed to cancel his existing separation agreement. Concurrent with such resignation we engaged Mr. Jaeger as a consultant for a term of two years to act as a brand ambassador and evangelist for our products, attend trade shows and leverage his industry relationships on our behalf.

Director Independence

Our board of directors currently consists of seven members: Messrs. Bloomer, Clayton, Cordes, DiGregorio, Giffen, O’ Brien and Jacobs. We are not a “listed issuer” under SEC rules. We believe that Messrs. Bloomer, Clayton, DiGregorio, Giffen, O’Brien and Jacobs are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered by BDO USA, LLP for the year ended December 31, 2014, and EFP Rotenberg, LLP for the year ended December 31, 2013, are set forth below.

	2014	2013
Audit Fees – BDO USA, LLP	$ 92,500	-
Audit Fees – EFP Rotenberg, LLP	$ 18,200	$ 101,250
Audit-Related Fees	-	-
Total Auditor Fees	$110,700	$101,250

Audit Fees

The audit fees for the year ended December 31, 2014 were for professional services rendered by BDO USA, LLP in connection with the audit of the Company’s consolidated annual financial statements and quarterly review of the Company’s 3rd quarter Form 10-Q. The audit fees for the year ended December 31, 2014 also includes the professional services rendered by EFP Rotenberg, LLP for the quarterly reviews of the Company’s 1st and 2nd quarter Form 10-Q. The audit fees for the year ended December 31, 2013 were for professional services rendered by EFP Rotenberg, LLP. Audit fees relate to professional services rendered in connection with the audit of the Company's consolidated annual financial statements, quarterly review of consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings.

Audit-Related Fees

There were no fees for audit-related services for the years ended December 31, 2014 and 2013. Audit-related services principally include accounting consultations.

Table of Contents	61

Tax Fees

Fees were incurred totaling approximately $18,200 and $10,850 during the years ended December 31, 2014 and 2013, respectively for tax services, including for tax compliance, tax advice and tax planning. The tax services were provided by Huselton, Morgan & Maultsby and EFP Rotenberg, LLP during the year ended December 31, 2014 and by EFP Rotenberg, LLP for the year ended December 31, 2013.

All Other Fees

No other fees were incurred during the years ended December 31, 2014 and 2013 for services provided by BDO USA, LLP or EFP Rotenberg, LLP, except as described above.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for appointing, setting the compensation for and overseeing the work of our independent auditor. In recognition of this responsibility, the Audit Committee is required to approve all audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of these services does not impair the independent auditor's independence; except that the Chairman of the Audit Committee has discretion to unilaterally engage accounting professionals previously approved by the Audit Committee to perform additional services, provided that the cost of such services does not exceed certain predetermined amounts.

The Audit Committee specifically approved all audit and non-audit services performed by our independent accountants in 2014.

Table of Contents	62

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 25.

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

Table of Contents	63

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

4.9	Amendment No. 4 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 000-51365), filed April 9, 2014.
10.1†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed December 21, 2012.
10.2†	Separation Agreement between Eduard Albert Jaeger and the Registrant. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
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

Table of Contents	64

10.12*

Settlement Agreement and Mutual General Release dated December 14, 2012, by and among Ironclad Performance Wear Corporation, Scott Jarus, Scott Alderton, Eduard A. Jaeger, R.D. Pete Bloomer, Vane Clayton, David Jacobs, Kenneth J. Frank, Richard B. Kronman, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter and Marcel Sassola. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-51365), filed March 14, 2013.

10.13

Voting Agreement dated December 14, 2012, by and among Ironclad Performance Wear Corporation, Kenneth J. Frank, Michael A. DiGregorio, Charles H. Giffen, Charles W. Hunter, Marcel Sassola, Eduard A. Jaeger, Richard B. Kronman and Scott Jarus. Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K (File No. 000-51365), filed March 14, 2013.

10.14†

Offer Letter dated February 3, 2014 issued by Ironclad Performance Wear Corporation to Jeffrey Cordes.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 13, 2014.

10.15†	Offer Letter dated February 18, 2014 issued by Ironclad Performance Wear Corporation to K. Bryan Griggs.
10.16†

Offer Letter dated April 22, 2014 issued by Ironclad Performance Wear Corporation to William Aisenberg.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed August 13, 2014.

10.17

Industrial Multi-Tenant Lease dated June 11, 2014, between Ironclad Performance Wear Corporation and 6400 Broadway L.L.L.P.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365) filed June 17, 2014.

10.18	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed August 25, 2014.
10.19	Form of Lock-Up Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed August 25, 2014.
10.20*	Revolving Loan and Security Agreement dated November 28, 2014, among Ironclad Performance Wear Corporation, a California corporation, Ironclad Performance Wear Corporation, a Nevada corporation and Capital One, N.A.

10.21	Revolving Line of Credit Note issued by Ironclad Performance Wear Corporation, a California corporation, and Ironclad Performance Wear Corporation, a Nevada corporation, to Capital One, N.A.
21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
23.1	Consent of BDO USA, LLP
23.2	Consent of EFP Rotenberg, LLP
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Table of Contents	65

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation.
101.DEF**	XBRL Taxonomy Extension Definition.
101.LAB**	XBRL Taxonomy Extension Labels.
101.PRE**	XBRL Taxonomy Extension Presentation.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 16, 2015		/s/ William Aisenberg
	By:	William Aisenberg
	Its:	Executive Vice President and
Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of Ironclad Performance Wear Corporation do hereby constitute and appoint Jeffrey Cordes and William Aisenberg, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeffrey Cordes	Chief Executive Officer and Director	March 16, 2015
Jeffrey Cordes	(Principal Executive Officer)

/s/ William Aisenberg	Executive Vice President and	March 16, 2015
William Aisenberg	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David Jacobs	Director	March 16, 2015
David Jacobs

/s/ R.D. Pete Bloomer	Director	March 16, 2015
R. D. Pete Bloomer

/s/ Vane Clayton	Director	March 16, 2015
Vane Clayton

/s/ Michael DiGregorio	Director	March 16, 2015
Michael DiGregorio

/s Charles Giffen	Director	March 16, 2015
Charles Giffen

/s/ Patrick O’Brien	Director	March 16, 2015
Patrick O’Brien

Table of Contents	67