Form 10-Q
period 2015-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2015-05-11
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

(972) 996 -5664

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

As of May 8, 2015, the registrant had 80,915,229 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31, 2015 (unaudited)	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$370,522	$340,903
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000	4,734,946	6,283,032
Inventory, net of reserve of $547,800 and $547,800	8,436,142	7,123,654
Deposits on inventory	241,154	661,744
Prepaid and other	598,365	566,022
Deferred tax assets – current	183,000	183,000
Total current assets	14,564,129	15,158,355

PROPERTY AND EQUIPMENT
Computer equipment and software	551,501	507,640
Office equipment and furniture	260,325	255,085
Leasehold improvements	169,904	169,904
Less: accumulated depreciation	(674,565)	(641,953)
Total property and equipment, net	307,165	290,676

Trademarks and patents, net of accumulated amortization of $60,945 and $58,560	133,044	135,064
Deposits	22,924	21,306
Deferred tax assets – long term	1,649,000	1,649,000
Total other assets	1,804,968	1,805,370

Total Assets	$16,676,262	$17,254,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,275,694	$2,589,623
Line of credit	2,321,189	2,586,034
Total current liabilities	4,596,883	5,175,657

Total Liabilities	4,596,883	5,175,657

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 80,915,229 and 80,808,629 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	80,915	80,808
Additional paid-in capital	20,392,921	20,293,486
Accumulated deficit	(8,394,457)	(8,295,550)
Total Stockholders’ Equity	12,079,379	12,078,744
Total Liabilities and Stockholders’ Equity	$16,676,262	$17,254,401

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	1

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

REVENUES
Net sales	$4,567,682	$5,076,335

COST OF SALES
Cost of sales	2,801,086	3,607,189

GROSS PROFIT	1,766,596	1,469,146

OPERATING EXPENSES
General and administrative	678,412	772,057
Sales and marketing	698,882	703,219
Research and development	155,471	120,648
Purchasing, warehousing and distribution	282,998	327,797
Depreciation and amortization	34,997	29,820

Total operating expenses	1,850,760	1,953,541

LOSS FROM OPERATIONS	(84,164)	(484,395)

OTHER INCOME (EXPENSE)

Interest expense	(14,750)	(6,913)
Interest income	7	7
Total other expense	(14,743)	(6,906)

LOSS BEFORE PROVISION FOR INCOME TAXES	(98,907)	(491,301)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(98,907)	(491,301)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	(0.01)
Diluted	$(0.00)	(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	80,889,171	76,704,275
Diluted	80,889,171	76,704,275

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	2

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,907)	$(491,301)
Adjustments to reconcile net loss provided by operating activities:
Allowance for bad debts	—	(10,000)
Depreciation	32,612	27,501
Amortization	2,385	2,319
Inventory reserve	—	(56,400)
Non-cash compensation:
Stock option expense	89,540	64,009
Changes in operating assets and liabilities:
Accounts receivable	1,548,086	2,833,537
Inventory	(1,312,488)	(368,334)
Deposits on inventory	420,590	(212,269)
Prepaid and other	(33,960)	(1,129)
Accounts payable and accrued expenses	(313,929)	1,088,792
Net cash flows provided by operating activities	333,929	2,876,725

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(49,101)	(12,181)
Investment in trademarks	(366)	(2,100)
Net cash flows used in investing activities	(49,467)	(14,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	10,002	—
Proceeds from bank line of credit	3,658,364	905,497
Payments to bank line of credit	(3,923,209)	(3,074,908)
Net cash flows used in financing activities	(254,843)	(2,169,411)

NET INCREASE IN CASH	29,619	693,033
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	340,903	313,750
CASH AND CASH EQUIVALENTS END OF PERIOD	$370,522	$1,006,783

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$14,750	$6,913

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	3

IRONCLAD PERFORMANCE WEAR CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Description of Business

Ironclad Performance Wear Corporation (“Ironclad”, the “Company”, “we”, “us” or “our”) was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received six U.S. patents, one international patent and four U.S. patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 57 registered U.S. trademarks, 9 in-use U.S. trademarks, 4 U.S. trademark pending registration, 21 registered international trademarks, 3 international trademarks pending and 7 copyright marks.

2. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015.

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

Table of Contents	4

Accounts Receivable

	March 31, 2015	December 31, 2014

Accounts receivable	$4,764,946	$6,313,032
Less - allowance for doubtful accounts	(30,000)	(30,000)

Net accounts receivable	$4,734,946	$6,283,032

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total

Domestic	$3,450,211	$7,847	$3,458,058	$3,934,921	$68,333	$4,003,254
International	1,109,624	—	1,109,624	1,073,081	—	1,073,081
Total	$4,559,835	$7,847	$4,567,682	$5,008,002	$68,333	$5,076,335

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months ended March 31, 2015 and 2014 were $2,801,086 and $3,607,189, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and for the three months ended March 31, 2015 and 2014 were $282,998 and $327,797, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three months ended March 31, 2015 and 2014 were approximately $6,700 or 0.1% and $19,700 or 0.4%, respectively.

Table of Contents	6

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three months ended March 31, 2015 and 2014 were approximately $126,000 or 2.7% and $43,300 or 0.8%, respectively.

Sales Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three months ended March 31, 2015 and 2014 were approximately $16,000 or 0.4% and $28,000 or 0.6%, respectively. Adjustments to the product returns reserve were both zero for the three months ended March 31, 2015 and 2014.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/14	$75,000
Payments Recorded During the Period	(132,390)
(57,390)
Accrual for New Liabilities During the Reporting Period	132,390
Reserve Balance 3/31/15	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2015 and 2014 were $86,573 and $159,478, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Three customers accounted for approximately $2,468,000 or 54.0% of net sales for the quarter ended March 31, 2015.   Four customers accounted for approximately $3,070,000 or 60.5% of net sales for the three months ended March 31, 2014.  No other customers accounted for more than 10% of net sales during the periods.

Supplier Concentrations

Four suppliers, who are located overseas, accounted for approximately 74% of total purchases for the three months ended March 31, 2015.  Three suppliers, who are located overseas, accounted for approximately 85% of total purchases for the three months ended March 31, 2014.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

Table of Contents	7

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

As a result of the net loss for the three months ended March 31, 2015 and 2014, the Company calculated diluted earnings per share using weighted average basic shares outstanding only, as using diluted shares would be anti-dilutive to loss per share.

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, 2015 and 2014 if diluted shares were to be included:

	2015	2014

Numerator: Net Loss	$(98,907)	$(491,301)
Denominator: Basic and Diluted EPS
Common shares outstanding, beginning of period	80,808,629	76,681,498
Weighted average common shares issued during the period	80,542	22,777
Denominator for basic earnings per common share	80,889,171	76,704,275
Denominator: Diluted EPS
Common shares outstanding, beginning of period	80,808,629	76,681,498
Weighted average common shares issued during the period	80,542	22,777
Dilutive warrants outstanding at end of the period	43,146	43,146
Dilutive stock options outstanding at the end of the period	12,782,237	10,229,349
Denominator for diluted earnings per common share	93,714,554	86,976,770

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented as the effect would have been anti-dilutive:

	Three Months
	Ended March 31,
	2015	2014

Options outstanding under the Company’s stock option plans	-0-	13,156,974
Common Stock Warrants	43,146	43,146

Table of Contents	8

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

The components of the provision for income taxes for the three months ended March 31, 2015 and 2014 were zero.   Based on its history of losses, the Company historically provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2014, the Company reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets. Accordingly, the Company reversed approximately 28% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $760,000. These deferred tax benefits are recorded on the balance sheet as current deferred tax assets of $183,000 and long term deferred tax assets of $1,649,000 as of March 31, 2015 and December 31, 2014.

We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred taxes.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At March 31, 2015 and December 31, 2014, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

Table of Contents	9

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

There were no items measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU Update 2015-02, “Consolidation” (“ASU 2015-02”).  This Update was issued to address concerns about the current accounting for consolidation by changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  The amendments in this Update: 1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2) Eliminate the presumption that a general partner should consolidate a limited partnership; 3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in ASU 2015-02 are effective for the Company beginning in 2016.  Early adoption is permitted and both retrospective and modified retrospective application is permitted.  We currently intend to adopt ASU 2015-02 on January 1, 2016.  We don’t anticipate that our adoption of ASU 2015-02 will have a material impact on the Company’s financial statements or related disclosures as we are not currently involved with the types of legal entities to which the amendments apply.

In January 2015, the FASB issued ASU Update  2015-01, “Income Statement – Extraordinary and Unusual Items” (“ASU 2015-01”).  This Update eliminates from U.S. GAAP the concept of extraordinary items.  However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently have been retained and expanded to include items that are both unusual in nature and infrequently occurring.  The amendments in ASU 2015-01 are effective for the Company beginning in 2016.  Early adoption is permitted and both prospective and retrospective application is permitted.  We currently intend to adopt ASU 2015-01 on January 1, 2016 and apply its provisions on a prospective basis.  We don’t anticipate that application of ASU 2015-01 will have a material impact on the Company’s financial statements or related disclosures.

3. Inventory

At March 31, 2015 and December 31, 2014 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $547,800 for both March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

Finished goods, net	$8,436,142	$7,123,654

Table of Contents	10

4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014

Computer equipment and software	$551,501	$507,640
Office furniture and equipment	260,325	255,085
Leasehold improvements	169,904	169,904

	981,730	932,629
Less: Accumulated depreciation	(674,565)	(641,953)
Property and equipment, net	$307,165	$290,676

Depreciation expense for the three months ended March 31, 2015 and 2014 was $32,612 and $27,501, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	March 31,	December 31,
	2015	2014

Trademarks	$167,753	$168,789
Patents	26,236	24,835
Less: Accumulated amortization	(60,945)	(58,560)
Trademarks and Patents, net	$133,044	$135,064

Trademarks and patents consist of definite-lived trademarks and patents of $126,890 and $126,525 and indefinite-lived trademarks and patents of $67,099 and $67,099 at March 31, 2015 and December 31, 2014, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the three months ended March 31, 2015 and 2014 was $2,385 and $2,319, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Accounts payable	$1,692,958	$1,770,620
Accrued rebates and co-op	173,551	202,805
Customer deposits	19,430	167,410
Accrued returns reserve	75,000	75,000
Accrued expenses – other	314,755	373,788

Total accounts payable and accrued expenses	$2,275,694	$2,589,623

Table of Contents	11

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which provides a revolving loan of up to $6,000,000. All advances, up to the line limit of $6,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds will accrue at LIBOR plus 2.80%, or 2.97%, until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeds $1,000,000 at which time the rate will decrease to LIBOR plus 2.50%. The interest rate at March 31, 2015 was 2.97%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At March 31, 2015, the Company is in compliance with all covenants. At March 31, 2015, we had unused credit available under our current facility of approximately $3,678,811.

As of March 31, 2015 and December 31, 2014, the total amounts due to Capital One, N.A. were $2,321,189 and $2,586,034, respectively.

8. Equity Transactions

Common Stock

On January 23, 2015 the Company issued 106,600 shares of common stock upon the exercise of stock options at a range in exercise price of $0.09 to $0.095.

There were 80,915,229 shares of common stock of the Company outstanding at March 31, 2015.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding at December 31, 2014	43,146	0.19
Warrants exercised	—
Warrants outstanding at March 31, 2015	43,146	0.19

Table of Contents	12

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

Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). In June, 2009, the shareholders of the Company approved an increase in the number of shares of common stock reserved under the 2006 Plan to 11,000,000 shares.  In April, 2011, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 13,000,000 shares. In May, 2013, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 16,000,000 shares. In April, 2014, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 21,000,000 shares. Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

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

No stock options were issued during the three months ended March 31, 2015. For stock options issued during the three months ended March 31, 2014, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

March 31, 2014

Risk free interest rate	0.05% to 2.25%
Dividends	—
Volatility factor	80.9% to 84.5%
Expected life	5.5 to 6.25 years

 A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2013	10,143,765		$0.140
Granted	5,871,583		$0.157
Exercised	(1,246,330)		$0.116
Cancelled/Expired	(1,360,694)		$0.168
Outstanding at December 31, 2014	13,408,324		$0.148
Granted	-	$
Exercised	(106,600)		$0.094
Cancelled/Expired	(519,487)		$0.150
Outstanding at March 31, 2015	12,782,237		$0.148
Exercisable at March 31, 2015	8,350,891		$0.133

Table of Contents	13

The following table summarizes information about stock options outstanding at March 31, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.27	12,782,237	6.10	$0.148	$1,813,670

The following table summarizes information about stock options exercisable at March 31, 2015:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.26	8,350,891	4.80	$0.133	$1,310,324

The following table summarizes information about non-vested stock options at March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2014	5,858,535	$0.146
Granted	—	$—
Vested	(1,127,189)	$0.14
Forfeited	(300,000)	$0.16
Non-Vested at March 31, 2015	4,431,346	$0.147

In accordance with ASC 718, the Company recorded $89,540 and $64,009 of compensation expense for employee stock options during the three months ended March 31, 2015 and 2014. There was a total of $541,414 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2015. This cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the three months ended March 31, 2015 was $95,025.

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

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2010 through 2013. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2009 through 2013.   The Company’s 2014 tax returns are currently on extension.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended March 31, 2015 and 2014 as follows:

	March 31, 2015	March 31, 2014

Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	2.7%	5.4%
Change in valuation allowance	(36.7%)	(39.4%)
Total	—%	—%

Table of Contents	14

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize some portion or all of the benefits of these deductible differences. The Company’s glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of the winter glove line during this period. The Company typically generates 55% - 65% of the glove net sales during these months. The change in valuation allowance is affected by the seasonality of the business.

As of March 31, 2015, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $4,238,141 and $5,364,801, respectively, that expire between 2015 and 2026.

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

On June 11, 2014, the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102. As part of this process, we were granted $60,000 for tenant improvements. Rent expense attributable to this facility for the three months ended March 31, 2015 was $24,263.

The Company has various non-cancelable operating leases for office equipment expiring through August, 2018. Equipment lease expense charged to operations under these leases was $4,249 and $2,530 for the three months ended March 31, 2015 and 2014, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facilities	Equipment	Total

2015	$197,222	$8,086	$205,308
2016	181,609	10,139	191,748
2017	97,051	9,240	106,291
2018	16,175	5,775	21,950

	$492,057	$33,240	$525,297

Ironclad California executed a Consulting Agreement with Eduard Albert Jaeger, its founder and former CEO, effective in February 18, 2014. Pursuant to the terms of this two year Consulting Agreement, Mr. Jaeger will be paid an initial base fee of $225,000 for the first year of the agreement and a base fee of $150,000 for the second year of the agreement. In addition, the Company will reimburse Mr. Jaeger for 100% of the premiums for COBRA coverage for himself and his family for the first 12 months of the agreement. The Company will also reimburse Mr. Jaeger for any travel and lodging expense incurred while rendering services to the Company. The total expense recognized in the three months ended March31, 2015 and 2014 for Mr. Jaeger’s fees and COBRA was $54,070 and $52,629, respectively.

Table of Contents	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2015 and 2014. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 10% of total sales for the quarter presented. From 2006 through 2012 we entered the Canadian and European markets through distributors. International sales represented approximately 21% of total sales in fiscal year 2014. We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2015.

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

Table of Contents	16

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which provides a revolving loan of up to $6,000,000. All advances, up to the line limit of $6,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds will accrue at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeds $1,000,000 at which time the rate will decrease to LIBOR plus 2.50%. The interest rate at March 31, 2015 was 2.97%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At March 31, 2015, the Company is in compliance with all covenants. At March 31, 2015, we had unused credit available under our current facility of approximately $3,678,811.

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

Table of Contents	17

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$3,450,211	$7,847	$3,458,058	$3,934,921	$68,333	$4,003,254
International	1,109,624	—	1,109,624	1,073,081	—	1,073,081
Total	$4,559,835	$7,847	$4,567,682	$5,008,002	$68,333	$5,076,335

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. As of March 31, 2015 and December 31, 2014, our inventory reserve was $547,800 for both period ended. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $30,000 for both March 31, 2015 and December 31, 2014.

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

Table of Contents	18

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/14	$75,000
Payments Recorded During the Period	(132,390)
(57,390)
Accrual for New Liabilities During the Reporting Period	132,390
Reserve Balance 3/31/15	$75,000

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

Table of Contents	19

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  We have reported losses for 2003, 2004, 2005, 2006, 2007, 2008 and 2009, and uncertainty exists as to whether benefits from deferred tax assets will be utilized. In the past we have fully reserved our deferred tax assets, however, we have now had several years in a row of sustained profits and believe it would now be appropriate to reduce this valuation allowance. For the year ended December 31, 2013 the Company reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets. Accordingly, the Company reversed approximately 7% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $214,500. For the year ended December 31, 2014, the Company once again evaluated its need for a valuation allowance against its deferred tax assets and determined that an additional 28% reduction in the valuation allowance was appropriate and recorded an additional deferred tax benefit of $760,000. These deferred tax benefits are recorded on the balance sheet as current deferred tax assets of $183,000 and long term deferred tax assets of $1,649,000.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Net Sales decreased $508,683, or10.0%, to $4,567,682 in the quarter ended March 31, 2015 from $5,076,335 for the corresponding period in 2014. Three customers accounted for 54.0% of Net Sales during the quarter ended March 31, 2015 and four customers accounted for 60.5% of Net Sales during the quarter ended March 31, 2014. The decrease is primarily due to increased sales in our industrial and international segments, offset by reduced sales in our private label and retail segments   The sales decline in the private label segment was attributable to year-over-year order timing differences of a single private label customer. We expect these year-over-year shipment changes to reverse in later quarters. We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $297,450, or 20.2%, to $1,766,596 for the quarter ended March 31, 2015 from $1,469,146 for the corresponding period in 2014. Gross profit, as a percentage of net sales, or gross margin, increased to 38.7% in the first quarter of 2015 from 28.9% in the same quarter of 2014.  The increase in gross profit percentage points of 9.8% for the first quarter was primarily due to an increase in higher margin sales, due to the mix of sales, plus the fact that we are paying more favorable prices for the production of our product.

Operating Expenses decreased by $102,781, or 5.3%, to $1,850,760 in the first quarter of 2015 from $1,953,541 in the first quarter of 2014. As a percentage of net sales, operating expenses increased to 40.5% in the first quarter of 2015 from 38.5% in the same period of 2014.  The increase in the percentage of net sales is driven by the year-over-year decrease in net sales. The decreased spending for the first three months of 2015 was primarily driven by decreases in commissions and personnel costs of $56,000, decreases in advertising and promotional costs of $91,000, decreases in legal fees of $44,000, decreased rent expense of $17,000 and decreases in professional fees of $15,000.  These were offset by increased research and development expense of $21,000 and increased travel expenses of $102,000.  Our number of employees was 29 at March 31, 2015 and 28 at March 31, 2014.

Table of Contents	20

Loss from Operations decreased by $400,231, or 82.6%, to a loss of $84,164 in the first quarter of 2015, from a loss of $484,395 in the first quarter of 2014. Loss from operations as a percentage of net sales decreased to 1.8% in the first quarter of 2015 from 9.5% in the first quarter of 2014.  The decrease in loss from operations in the three month period was primarily due to the improved gross profit mentioned above and the reduction in operating expenses.

Interest Expense increased $7,837 to $14,750 in the first quarter of 2015 from $6,913 in the same period of 2014. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund the build in inventory levels.

Net Loss decreased by $392,394, or 79.9%, to a loss of $98,907 in the first quarter of 2015 from a loss of $491,301 in the first quarter of 2014.  This decreased loss was primarily the result of higher margin sales due to customer and product mix, lower prices for inventory purchased and reduced operating expenses.

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

Table of Contents	21

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which provides a revolving loan of up to $6,000,000. All advances, up to the line limit of $6,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds will accrue at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS exceeds $1,000,000 at which time the rate will decrease to LIBOR plus 2.50%. The interest rate at March 31, 2015 was 2.97%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At March 31, 2015, the Company is in compliance with all covenants. At March 31, 2015, we had unused credit available under our current facility of approximately $3,678,811.

The Company generated positive cash flow from operations of $333,929 in the first quarter of 2015. The cash flow from operations is primarily the result of decreases in accounts receivable and deposits on inventory, offset by increases in inventory and decreases in accounts payable and accrued expenses. We generated positive cash flow for the quarter of $29,619.

The Company utilized approximately $255,000, net, of cash flow in financing activities through the pay down of the line of credit.

At March 31, 2015 we had available, but unused credit under this facility of approximately $3,678,811.

Off Balance Sheet Arrangements

At March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of March 31, 2015, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO). The COSO Commission has recently adopted a revision of the Internal Control-Integrated Framework which became effective for us in December 2014. We expect to be in full compliance later this year.

Table of Contents	22

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

Table of Contents	23

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number		Exhibit Title

10.1	*	Revolving Loan and Security Agreement dated November 28, 2014, among Ironclad Performance Wear Corporation, a California corporation, Ironclad Performance Wear Corporation, a Nevada corporation and Capital One, N.A.
31.1		Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS	XBRL Instance.
101.	SCH	XBRL Taxonomy Extension Schema.
101.	CAL	XBRL Taxonomy Extension Calculation.
101.	DEF	XBRL Taxonomy Extension Definition.
101.	LAB	XBRL Taxonomy Extension Labels.
101.	PRE	XBRL Taxonomy Extension Presentation.
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Furnished herewith.

Table of Contents	24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 11, 2015	By:	/s/ William Aisenberg
William Aisenberg
EVP, Chief Financial Officer

Table of Contents	25