Form 10-K/A
period 2014-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2015-05-15
CIK 1301712

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015 (the “Form 10-K”), is solely to correct the “Period” in the Submission Data File for the Form 10-K to correctly indicate a December 31, 2014 date.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

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