Form 10-Q
period 2015-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2015-08-12
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of August 7, 2015, the registrant had 81,648,562 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$291,606	$340,903
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000	5,326,692	6,283,032
Inventory, net of reserve of $547,800 and $547,800	8,878,889	7,123,654
Deposits on inventory	278,973	661,744
Prepaid and other assets	809,131	566,022
Deferred tax assets – current	183,000	183,000
Total current assets	15,768,291	15,158,355

PROPERTY AND EQUIPMENT
Computer equipment and software	573,693	507,640
Office equipment and furniture	264,030	255,085
Leasehold improvements	172,048	169,904
Less: accumulated depreciation	(704,013)	(641,953)
Total property and equipment, net	305,758	290,676

Trademarks and patents, net of accumulated amortization of $63,328 and $60,945	130,661	135,064
Deposits	23,104	21,306
Deferred tax assets – long term	1,649,000	1,649,000
Total other assets	1,802,765	1,805,370

Total Assets	$17,876,814	$17,254,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,621,606	$2,589,623
Line of credit	3,260,382	2,586,034
Total current liabilities	5,881,988	5,175,657

Total Liabilities	5,881,988	5,175,657

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 81,648,562 and 80,808,629 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	81,649	80,808
Additional paid-in capital	20,477,544	20,293,486
Accumulated deficit	(8,564,367)	(8,295,550)
Total Stockholders’ Equity	11,994,826	12,078,744
Total Liabilities and Stockholders’ Equity	$17,876,814	$17,254,401

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	1

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

REVENUES
Net sales	$5,171,966	$4,819,252	$9,739,649	$9,895,587

COST OF SALES
Cost of sales	3,395,362	3,161,595	6,196,449	6,768,784

GROSS PROFIT	1,776,604	1,657,657	3,543,200	3,126,803

OPERATING EXPENSES
General and administrative	761,411	763,033	1,439,823	1,535,090
Sales and marketing	733,424	659,265	1,432,304	1,362,484
Research and development	158,132	132,335	313,602	252,983
Purchasing, warehousing and distribution	241,534	356,297	524,531	684,094
Depreciation and amortization	31,831	28,675	66,828	58,495

Total operating expenses	1,926,332	1,939,605	3,777,088	3,893,146

LOSS FROM OPERATIONS	(149,728)	(281,948)	(233,888)	(766,343)

OTHER INCOME (EXPENSE)

Interest expense	(20,193)	—	(34,942)	(6,913)
Interest income	7	7	14	14
Other income, net	—	131	—	131
Gain on disposition of equipment	—	105	—	105
Total other income (expense)	(20,186)	243	(34,928)	(6,663)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(169,914)	(281,705)	(268,816)	(773,006)

BENEFIT FROM INCOME TAXES	—	—	—	—

NET LOSS	$(169,914)	$(281,705)	$(268,816)	$(773,006)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	81,132,811	77,117,171	81,011,664	76,911,863
Diluted	81,132,811	77,117,171	81,011,664	76,911,863

See Notes to Condensed Consolidated Financial Statements

Table of Contents	2

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(268,816)	$(773,006)
Adjustments to reconcile net loss (used) provided by operating activities:
Allowance for (recovery of) bad debts	—	(18,000)
Depreciation	62,060	53,777
Amortization	4,768	4,718
Inventory reserve (recoveries)	—	(73,200)
Stock option expense	174,895	157,116
Gain on disposition of equipment	—	(105)
Changes in operating assets and liabilities:
Accounts receivable	956,340	3,430,599
Inventory	(1,755,235)	(857,625)
Deposits on inventory	382,771	(155,950)
Prepaid and other	(244,909)	(301,073)
Accounts payable and accrued expenses	31,985	1,179,992
Net cash flows (used) provided by operating activities	(656,141)	2,647,243

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(77,142)	(39,249)
Proceeds from sale of assets	—	233
Investment in trademarks	(364)	(6,300)
Net cash flows used in investing activities	(77,506)	(45,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	10,002	16,021
Proceeds from bank line of credit	7,494,911	905,497
Payments to bank line of credit	(6,820,563)	(3,074,908)
Net cash flows provided (used) by financing activities	684,350	(2,153,390)

NET INCREASE (DECREASE) IN CASH	(49,297)	448,537
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	340,903	313,750
CASH AND CASH EQUIVALENTS END OF PERIOD	$291,606	$762,287

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$34,942	$6,913
Income taxes paid in cash	$—	$—

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	3

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

Table of Contents	4

Accounts Receivable

	June 30, 2015	December 31, 2014
Accounts receivable	$5,356,692	$6,313,032
Less - allowance for doubtful accounts	(30,000)	(30,000)

Net accounts receivable	$5,326,692	$6,283,032

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

Trademarks

The costs incurred to file and acquire trademarks, which are active and relate to products with a definite life cycle, are amortized over the estimated useful life of fifteen years. Trademarks, which are active and relate to corporate identification, such as logos, are not amortized. Pending trademarks are capitalized and reviewed monthly for active status.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$4,711,891	$22,576	$4,734,467	$3,526,468	$12,919	$3,539,387
International	437,500	—	437,500	1,279,126	739	1,279,865
Total	$5,149,391	$22,576	$5,171,967	$4,805,594	$13,658	$4,819,252

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$8,162,102	$30,423	$8,192,525	$7,461,389	$81,252	$7,542,641
International	1,547,124	—	1,547,124	2,352,207	739	2,352,946
Total	$9,709,226	$30,423	$9,739,649	$9,813,596	$81,991	$9,895,587

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Cost of goods sold for the three months ended June 30, 2015 and 2014 were $3,395,362 and $3,161,595, respectively. Cost of goods sold for the six months ended June 30, 2015 and 2014 were $6,196,449 and $6,768,784, respectively.

Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution” and for the three months ended June 30, 2015 and 2014 were $241,534 and $356,297, respectively and for the six months ended June 30, 2015 and 2014 were $524,531 and $684,094, respectively.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and accounting adjustments.

Table of Contents	6

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three and six months ended June 30, 2015 and 2014 were approximately $2,800 or 0.1% and $16,300 or 0.4% and $9,400 or 0.1% and $25,900 or 0.5%, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three and six months ended June 30, 2015 and 2014 were approximately $129,000 or 2.4% and $22,700 or 0.5% and $255,000 or 2.5% and $133,600 or 2.8% of net sales, respectively.

Sales Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three and six months ended June 30, 2015 and 2014 were approximately $96,000 or1.8% and $6,200 or 0.1% and $112,000 or 1.1% and $8,200 or 0.2%, respectively. Adjustments to the product returns reserve were zero for the three and six months ended June 30, 2015 and 2014.

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/14	$75,000
Payments Recorded During the Period	(132,390)
(57,390)
Accrual for New Liabilities During the Reporting Period	132,390
Reserve Balance 3/31/15	75,000
Payments Recorded During the Period	(131,600)
(56,600)
Accrual for New Liabilities During the Reporting Period	131,600
Reserve Balance 6/30/15	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and six months ended June 30, 2015 and 2014 were $83,140 and $50,451 and $169,713 and $126,219, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Three customers accounted for approximately $2,389,000 or 46.2% of net sales for the quarter ended June 30, 2015. Two customers accounted for approximately $2,916,000 or 60.5% of net sales for the three months ended June 30, 2014. Three customers accounted for approximately $4,857,000 or 49.8% of net sales for the six months ended June 30, 2015. Three customers accounted for approximately $5,530,000 or 55.9% of net sales for the six months ended June 30, 2014. No other customers accounted for more than 10% of net sales during the periods.

Table of Contents	7

Supplier Concentrations

Three suppliers, who are located overseas, accounted for approximately 75% of total purchases for the three months ended June 30, 2015.  Two suppliers, who are located overseas, accounted for approximately 78% of total purchases for the three months ended June, 2014.  Two suppliers, who are located overseas, accounted for approximately 56% of total purchases for the six months ended June 30, 2015.  Three suppliers, who are located overseas, accounted for approximately 85% of total purchases for the six months ended June 30, 2014. All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

As a result of the net loss for the six months ended June 30, 2015 and 2014, the Company calculated diluted earnings per share using weighted average basic shares outstanding only, as using diluted shares would be anti-dilutive to loss per share.

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the three and six months ended June 30, 2015 and 2014 if diluted shares were to be included:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator: Net Loss	$(169,914)	$(281,705)	$(268,817)	$(773,006)
Denominator: Basic and Diluted EPS
Common shares outstanding, beginning of period	80,889,171	76,704,275	80,808,629	76,681,498
Weighted average common shares issued during the period	243,640	413,896	203,035	230,365
Denominator for basic earnings per common share	81,132,811	77,117,171	81,011,664	76,911,863

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented as the effect would have been anti-dilutive:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Options outstanding under the Company’s stock option plans	12,782,237	11,098,279	12,782,237	11,098,279
Common Stock Warrants	43,146	43,146	43,146	43,146

Table of Contents	8

Income Taxes

The Company utilizes FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, FASB ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustments were required upon adoption of FASB ASC 740-10.

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

The components of the provision for income taxes for the six months ended June 30, 2015 and 2014 were zero.   Based on its history of losses, the Company historically provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2014, the Company reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets. Accordingly, the Company reversed approximately 28% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $760,000. These deferred tax benefits are recorded on the balance sheet as current deferred tax assets of $183,000 and long term deferred tax assets of $1,649,000 as of June 30, 2015 and December 31, 2014.

We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred taxes.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At June 30, 2015 and December 31, 2014, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

There were no items measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

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

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value rather than the lower of cost or market. The standard will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance shall be applied prospectively and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2017. The impact is not expected to be material.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance shall be applied on a retrospective basis for all periods presented. The Company will adopt this guidance in the first quarter of 2016. The impact is not expected to be material.

Table of Contents	10

3. Inventory

At June 30, 2015 and December 31, 2014 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision for obsolescence of $547,800 for both June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Finished goods, net	$8,878,889	$7,123,654

4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Computer equipment and software	$573,693	$507,640
Office furniture and equipment	264,030	255,085
Leasehold improvements	172,048	169,904

	1,009,771	932,629
Less: Accumulated depreciation	(704,013)	(641,953)
Property and equipment, net	$305,758	$290,676

Depreciation expense for the three months ended June 30, 2015 and 2014 was $29,448 and $26,276, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $62,060 and $53,777, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	June 30,	December 31,
	2015	2014
Trademarks	$167,753	$168,789
Patents	26,236	24,835
Less: Accumulated amortization	(63,328)	(58,560)
Trademarks and Patents, net	$130,661	$135,064

Trademarks and patents consist of definite-lived trademarks and patents of $126,890 and $126,525 and indefinite-lived trademarks and patents of $67,099 and $67,099 at June 30, 2015 and December 31, 2014, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the three months ended June 30, 2015 and 2014 was $2,382 and $2,399, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $4,768 and $4,718, respectively.

Table of Contents	11

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Accounts payable	$1,878,073	$1,770,620
Accrued rebates and co-op	126,545	202,805
Customer deposits	167,332	167,410
Accrued returns reserve	75,000	75,000
Accrued expenses – other	374,656	373,788

Total accounts payable and accrued expenses	$2,621,606	$2,589,623

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at June 30, 2015 was 2.684%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At June 30, 2015, the Company is in compliance with all covenants. At June 30, 2015, we had unused credit available under our current facility of approximately $4,739,618.

As of June 30, 2015 and December 31, 2014, the total amounts due to Capital One, N.A. were $3,260,382 and $2,586,034, respectively.

8. Equity Transactions

Common Stock

On January 23, 2015 the Company issued 106,600 shares of common stock upon the exercise of stock options at a range in exercise price of $0.09 to $0.095.

Table of Contents	12

On June 4, 2015 the Company issued 733,333 shares of restricted common stock with a fair value of $0.28, vesting over a period of one year.

There were 81,648,562 shares of common stock of the Company outstanding at June 30, 2015.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2014	43,146	0.19
Warrants exercised	—
Warrants outstanding at June 30, 2015	43,146	0.19

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

For stock options issued during the three months and six months ended June 30, 2015 and 2014, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Risk free interest rate	1.54%	2.50% to 2.66%	1.54%	0.05% to 2.66%
Dividends	—	—	—	—
Volatility factor	133.9%	82.2%	133.9%	80.9% to 84.5%
Expected life	6.25 years	6.25 years	6.25 years	5.5 to 6.25 years

Table of Contents	13

 A summary of stock option and restricted stock activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	13,408,324	$0.148
Granted	—
Exercised	(106,600)	$0.094
Cancelled/Expired	(519,487)	$0.15
Outstanding at March 31, 2015	12,782,237	$0.148
Granted	733,333	$0.280
Exercised	(733,333)	$0.230
Cancelled/Expired	—	$0.150
Outstanding at June 30, 2015	12,782,237	$0.148
Exercisable at June 30, 2015	8,481,203	$0.146

The following table summarizes information about stock options outstanding at June 30, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.27	12,782,237	6.43	$0.148	$1,813,031

The following table summarizes information about stock options exercisable at June 30, 2015:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.26	8,481,203	5.18	$0.146	$1,220,680

The following table summarizes information about non-vested stock options and restricted stock at June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-Vested at December 31, 2014	5,858,535		$0.146
Granted	—	$
Vested	(1,127,189)		$0.14
Forfeited	(300,000)		$0.16
Non-Vested at March 31, 2015	4,431,346		$0.147
Granted	733,333		$0.280
Vested	(863,645)		$0.14
Forfeited	—	$
Non-Vested at June 30, 2015	4,301,034		$0.152

In accordance with ASC 718, the Company recorded $85,355 and $93,107 of compensation expense for employee stock options during the three months ended June 30, 2015 and 2014. The Company recorded $174,895 and $157,116 of compensation expense for employee stock options during the six months ended June 30, 2015 and 2014. There was a total of $648,865 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at June 30, 2015. This cost is expected to be recognized over a weighted average period of 2.38 years. The total fair value of shares vested during the six months ended June 30, 2015 was $298,026.

Table of Contents	14

9. Income Taxes

The Company utilizes FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, FASB ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustments were required upon adoption of FASB ASC 740-10.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2010 through 2013. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2009 through 2013.   The Company’s 2014 tax returns are currently on extension.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended June 30, 2015 and 2014 as follows:

	June 30, 2015	June 30, 2014
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	2.7%	5.3%
Change in valuation allowance	(36.7%)	(39.3%)
Total	—%	—%

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

As of June 30, 2015, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $4,000,000 and $5,000,000, respectively, that expire between 2015 and 2026.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company exercised its five year option to renew this lease commencing in July 2011. The facility is located in El Segundo, California. As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 for tenant improvements. Rent expense for this facility for the three months and six months ended June 30, 2015 was $2,032 and $4,063, respectively. The Company has sublet this facility for the remainder of its lease term as the Company relocated to Texas.

On June 11, 2014, the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter of 2014. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102. As part of this process, we were granted $60,000 for tenant improvements. Rent expense attributable to this facility for the three months and six months ended June 30, 2015 was $26,193 and $50,456, respectively.

Table of Contents	15

The Company has various non-cancelable operating leases for office equipment expiring through August, 2018. Equipment lease expense charged to operations under these leases was $3,593 and $3,072 for the three months ended June 30, 2015 and 2014, respectively. Equipment lease expense charged to operations under these leases was $7,842 and $5,602 for the six months ended June 30, 2015 and 2014, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facilities	Equipment	Total
2015	$131,481	$5,390	$136,871
2016	181,609	10,139	191,748
2017	97,051	9,240	106,291
2018	16,175	5,775	21,950

	$426,316	$30,544	$456,860

Ironclad California executed a Consulting Agreement with Eduard Albert Jaeger, its founder and former CEO, effective in February 18, 2014. Pursuant to the terms of this two year Consulting Agreement, Mr. Jaeger would be paid an initial base fee of $225,000 for the first year of the agreement and a base fee of $150,000 for the second year of the agreement. In addition, the Company would reimburse Mr. Jaeger for 100% of the premiums for COBRA coverage for himself and his family for the first 12 months of the agreement. The Company would also reimburse Mr. Jaeger for any travel and lodging expense incurred while rendering services to the Company. The total expense recognized in the three months ended June 30, 2015 and 2014 for Mr. Jaeger’s fees and COBRA was $70,064 and $95,924, respectively. The total expense recognized in the six months ended June 30, 2015 and 2014 for Mr. Jaeger’s fees and COBRA was $124,134 and $148,553, respectively.

Table of Contents	16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2015 and 2014. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.”

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

Table of Contents	17

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at June 30, 2015 was 2.684%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At June 30, 2015, the Company is in compliance with all covenants. At June 30, 2015, we had unused credit available under our current facility of approximately $4,739,618.

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

Table of Contents	18

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$4,711,891	$22,576	$4,734,467	$3,526,468	$12,919	$3,539,387
International	437,500	—	437,500	1,279,126	739	1,279,865
Total	$5,149,391	$22,576	$5,171,967	$4,805,594	$13,658	$4,819,252

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$8,162,102	$30,423	$8,192,525	$7,461,389	$81,252	$7,542,641
International	1,547,124	—	1,547,124	2,352,207	739	2,352,946
Total	$9,709,226	$30,423	$9,739,649	$9,813,596	$81,991	$9,895,587

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. As of June 30, 2015 and December 31, 2014, our inventory reserve was $547,800 for both period ended. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $30,000 for both periods ended June 30, 2015 and December 31, 2014.

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

Table of Contents	19

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

Our current estimated future warranty product return rate is approximately 1.5% of the trailing three months net sales and our current estimated future stock adjustment return rate is approximately 0.5% of the trailing three months net sales. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons:  (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/14	$75,000
Payments Recorded During the Period	(132,390)
(57,390)
Accrual for New Liabilities During the Reporting Period	132,390
Reserve Balance 3/31/15	75,000
Payments Recorded During the Period	(131,600)
(56,600)
Accrual for New Liabilities During the Reporting Period	131,600
Reserve Balance 3/31/15	$75,000

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

Table of Contents	20

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Net Sales increased $352,714 or 7.3%, to $5,171,966 in the quarter ended June 30, 2015 from $4,819,252 for the corresponding period in 2014. Three customers accounted for 46.2% of Net Sales during the quarter ended June 30, 2015 and two customers accounted for 60.5% of Net Sales during the quarter ended June 30, 2014. The Net Sales increase for the quarter is due to increased sales in our international, private label and retail segments, offset in part by a decrease in the industrial segment.

Gross Profit increased $118,947 to $1,776,604 for the quarter ended June 30, 2015 from $1,657,657 for the corresponding period in 2014. Gross Profit, as a percentage of net sales, or gross margin, represented 34.4% for both the second quarter of 2015 and the second quarter of 2014.

Operating Expenses was consistent at $1.9 million in the three month periods ending June 30, 2015 and June 30, 2014. As a percentage of net sales, Operating Expenses represented 37.2% for the three months ended June 30, 2015, compared to 40.2% of net sales for the same period in 2014.

Table of Contents	21

Loss from Operations decreased by $132,220, to a loss of $149,728 in the second quarter of 2015, from a loss of $281,948 in the second quarter of 2014. Loss from operations as a percentage of net sales decreased to 2.9% in the second quarter of 2015 from 5.9% in the second quarter of 2014.  The decrease in loss from operations in the second quarter was primarily due to increased sales.

Interest Expense increased $20,193 to $20,193 in the second quarter of 2015 from $-0- in the same period of 2014. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund the increased inventory levels.

Net Loss decreased $111,791 to a loss of $169,914 in the second quarter of 2015 from a loss of $281,705 in the second quarter of 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

Net Sales decreased $155,938 or 1.6%, to $9,739,649 in the six months ended June 30, 2015 from $9,895,587 for the corresponding period in 2014. Three customers accounted for 49.9% of Net Sales during the six months ended June 30, 2015 and three customers accounted for 55.9% of Net Sales for the six months ended June 30, 2014.  The Net Sales decrease for the six month period is due to decreased sales in the private label and retail segments, offset in part by increased sales in our industrial/safety and international segments. We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $416,397 to $3,543,200 for the six months ended June 30, 2015 from $3,126,803 in the prior year period. Gross Profit, as a percentage of net sales, or gross margin, increased to 36.4% on a year-to-date basis from 31.6% for the same period of 2014. The increase in Gross Profit of 4.8% for the first half of the year was primarily due to an increase in higher margin sales, due to the mix of sales, plus the fact that we are paying more favorable prices for the production of our product.

Operating Expenses were $3.8 million for the six months ended June 30, 2015, compared to $3.9 million for the corresponding period in 2014. As a percentage of net sales, Operating Expenses represented 38.8% for the six months ended June 30, 2015, compared to 39.3% of net sales for the same period in 2014. The decrease in actual dollars and percentage of net sales for the six month period is primarily driven by decreased personnel costs in the first quarter and early in the second quarter. Our number of employees was 32 at June 30, 2015 and 28 at June 30, 2014.

Loss from Operations decreased by $532,455 to a loss of $233,888 for the six months ended June 30, 2015, from a loss of $766,343 in the corresponding period of 2014. The decrease in loss from operations in the six month period was primarily due to lower cost of goods sold and reduced operating expenses.

Interest Expense increased $28,029 to $34,942 in the first six months of 2015 from $6,913 in the same period of 2014. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund the increased inventory levels.

Net Loss decreased $504,190 to a loss of $268,816 for the six months ended June 30, 2015 from a loss of $773,006 in the prior year period. This decreased loss was primarily the result of higher margin sales due to customer and product mix and reduced operating expenses.

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at June 30, 2015 was 2.684%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At June 30, 2015, the Company is in compliance with all covenants. At June 30, 2015, we had unused credit available under our current facility of approximately $4,739,618.

The Company utilized cash flow from operations of $656,142 in the first six months of 2015. The cash flow from operations is primarily the result of decreases in accounts receivable and deposits on inventory, offset by increases in inventory and prepaid expenses.

The Company generated approximately $684,000, net, of cash flow in financing activities primarily from borrowings against the line of credit.

At June 30, 2015 we had available, but unused credit under this facility of approximately $4,739,618.

Off Balance Sheet Arrangements

At June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Table of Contents	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of June 30, 2015, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO). The COSO Commission has recently adopted a revision of the Internal Control-Integrated Framework which became effective for us in December 2014. We expect to be in full compliance later this year.

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

Table of Contents	24

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number		Exhibit Title

31.1		Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2		Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS**	XBRL Instance.
101.	SCH**	XBRL Taxonomy Extension Schema.
101.	CAL**	XBRL Taxonomy Extension Calculation.
101.	DEF**	XBRL Taxonomy Extension Definition.
101.	LAB**	XBRL Taxonomy Extension Labels.
101.	PRE**	XBRL Taxonomy Extension Presentation.

** Furnished herewith.

Table of Contents	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 12, 2015	By:	/s/ William Aisenberg
William Aisenberg, EVP, Chief Financial Officer

Table of Contents	26