Form 10-Q
period 2015-09-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2015-11-16
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 6, 2015, the registrant had 82,937,309 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$276,968	$340,903
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000	6,175,904	6,283,032
Inventory, net of reserve of $547,800 and $547,800	7,555,430	7,123,654
Deposits on inventory	151,664	661,744
Prepaid and other assets	759,583	566,022
Deferred tax assets – current	183,000	183,000
Total current assets	15,102,549	15,158,355

PROPERTY AND EQUIPMENT
Computer equipment and software	598,744	507,640
Office equipment and furniture	295,586	255,085
Leasehold improvements	174,298	169,904
Less: accumulated depreciation	(734,669)	(641,953)
Total property and equipment, net	333,959	290,676

Trademarks and patents, net of accumulated amortization of $65,711 and $60,945	128,279	135,064
Deposits	21,306	21,306
Deferred tax assets – long term	1,649,000	1,649,000
Total other assets	1,798,585	1,805,370

Total Assets	$17,235,093	$17,254,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,006,977	$2,589,623
Line of credit	3,229,303	2,586,034
Total current liabilities	5,236,280	5,175,657

Total Liabilities	5,236,280	5,175,657

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 82,937,309 and 80,808,629 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	82,937	80,808
Additional paid-in capital	20,686,013	20,293,486
Accumulated deficit	(8,770,137)	(8,295,550)
Total Stockholders’ Equity	11,998,813	12,078,744
Total Liabilities and Stockholders’ Equity	$17,235,093	$17,254,401

 See Notes to Condensed Consolidated Financial Statements.

Table of Contents	1

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Net sales	$5,420,511	$5,230,800	$15,160,159	$15,126,387

COST OF SALES
Cost of sales	3,504,078	3,379,628	9,700,524	10,148,412

GROSS PROFIT	1,916,433	1,851,172	5,459,635	4,977,975

OPERATING EXPENSES
General and administrative	804,143	1,057,775	2,243,963	2,592,865
Sales and marketing	807,168	690,613	2,239,471	2,053,095
Research and development	166,368	138,174	479,967	391,156
Purchasing, warehousing and distribution	280,810	336,191	805,340	1,020,287
Depreciation and amortization	33,039	30,264	99,867	88,759

Total operating expenses	2,091,528	2,253,017	5,868,608	6,146,162

LOSS FROM OPERATIONS	(175,095)	(401,845)	(408,973)	(1,168,187)

OTHER INCOME (EXPENSE)

Interest expense	(30,693)	(2,703)	(65,635)	(9,615)
Interest income	7	7	21	21
Other income, net	—	—	—	131
Gain on disposition of equipment	—	1,697	—	1,802
Total other income (expense)	(30,686)	(999)	(65,614)	(7,661)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(205,781)	(402,844)	(474,587)	(1,175,848)

BENEFIT FROM INCOME TAXES	—	—	—	—

NET LOSS	$(205,781)	$(402,844)	$(474,587)	$(1,175,848)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	82,292,247	79,072,089	81,443,216	77,639,852
Diluted	82,292,247	79,072,089	81,443,216	77,639,852

See Notes to Condensed Consolidated Financial Statements

Table of Contents	2

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(474,587)	$(1,175,848)
Adjustments to reconcile net loss to net cashflows (used) provided by operating activities:

Depreciation	92,716	81,652
Amortization	7,151	7,107
Stock option expense	265,202	245,644
Gain on disposition of equipment	—	(1,802)
Changes in operating assets and liabilities:
Accounts receivable	107,128	2,365,035
Inventory	(431,776)	(1,351,506)
Deposits on inventory	510,080	(456,982)
Prepaid and other	(193,561)	(317,747)
Accounts payable and accrued expenses	(582,646)	1,020,825
Net cash flows (used) provided by operating activities	(700,293)	416,378

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(135,999)	(188,113)
Proceeds from sale of assets	—	6,233
Investment in trademarks	(366)	(6,300)
Net cash flows used in investing activities	(136,365)	(188,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	129,453	752,238
Proceeds from bank line of credit	10,142,935	4,630,885
Payments to bank line of credit	(9,499,666)	(5,648,183)
Net cash flows provided (used) by financing activities	772,722	(265,060)

NET DECREASE IN CASH	(63,936)	(36,862)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	340,904	313,750
CASH AND CASH EQUIVALENTS END OF PERIOD	$276,968	$276,888

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$65,635	$9,616

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	3

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Ironclad, an inactive parent company, and its wholly owned subsidiary Ironclad Performance Wear Corporation, a California corporation (“Ironclad California”). All significant inter-company transactions have been eliminated in consolidation.

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

Table of Contents	4

Accounts Receivable

Accounts Receivable	September 30, 2015	December 31, 2014
Accounts receivable	$6,205,904	$6,313,032
Less - allowance for doubtful accounts	(30,000)	(30,000)

Net accounts receivable	$6,175,904	$6,283,032

The allowance for doubtful accounts is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Interest is not charged on past due accounts.

Inventory

Inventory is stated at the lower of average cost or market and consists primarily of finished goods. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s estimated forecast of product demand and production requirements.

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

Operating Segment Reporting

The Company has two product lines, “gloves” and “apparel,” both of which have similar characteristics.  They each provide functional protection and comfort to workers in the form of work wear for various parts of the body; their production processes are similar; they are both sold to the same type of class of customers, typically on the same purchase order; and they are warehoused and distributed from the same warehouse facility.  In addition, the “apparel” segment, which the Company is winding down, currently comprises less than 1% of the Company’s revenues.  The Company believes that the aggregation criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, paragraph 17 applies and will accordingly aggregate these two segments.

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

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$4,258,853	$14,754	$4,273,607	$4,844,120	$16,731	$4,860,851
International	1,146,904	—	1,146,904	369,949	—	369,949
Total	$5,405,757	$14,754	$5,420,511	$5,214,069	$16,731	$5,230,800

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$11,145,548	$45,177	$11,190,725	$12,305,509	$97,983	$12,403,492
International	3,969,434	—	3,969,434	2,722,156	739	2,722,895
Total	$15,114,982	$45,177	$15,160,159	$15,027,665	$98,722	$15,126,387

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs) and charges for inventory obsolescence. Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse.

Purchasing, warehousing and distribution costs include all costs related to the sourcing, importation, storage and distribution of the products.

Product and Warranty Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and sales adjustments.

Table of Contents	6

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the three months ended September 30, 2015 and 2014 were approximately $6,000 or 0.1% of net sales and $5,000 or 0.1% of net sales, respectively. Warranty returns for the nine months ended

September 30, 2015 and 2014 were approximately $16,000 or 0.1% of net sales and $39,000 or 0.3% of net sales, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition the Company may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the three months ended September 30, 2015 and 2014 were approximately $4,000 or 0.1% of net sales and $59,000 or 1.1% of net sales. Saleable product returns for the nine months ended September 30, 2105 and 2014 were $258,000 or 1.7% of net sales and $118,000 or 0.8% of net sales, respectively.

Sales Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the three months ended September 30, 2015 and 2014 were approximately $42,000 or 0.8% of net sales and $4,000 or 0.0% of net sales. Sales adjustments for the nine months ended September 30, 2015 and 2014 were $77,000 or 0.5% of net sales and $38,000 or 0.3% of net sales, respectively. Adjustments to the product returns reserve were zero for the three and nine months ended September 30, 2015 and 2014.

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

Reserve for Product and Warranty Returns

Reserve Balance 12/31/14	$75,000
Payments Recorded During the Period	(132,390)
(57,390)
Accrual for New Liabilities During the Reporting Period	132,390
Reserve Balance 3/31/15	75,000
Payments Recorded During the Period	(131,600)
(56,600)
Accrual for New Liabilities During the Reporting Period	131,600
Reserve Balance 6/30/15	75,000
Payments Recorded During the Period	(9,823)
67,177
Accrual for New Liabilities During the Reporting Period	9,823
Reserve Balance 9/30/15	75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and nine months ended September 30, 2015 and 2014 were $68,961 and $109,405 and $238,674 and $319,334, respectively.

Table of Contents	7

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

One customer accounted for approximately $1,328,000 or 24.5% of net sales for the quarter ended September 30, 2015.   Two customers accounted for approximately $2,159,682 or 41.3% of net sales for the three months ended September 30, 2014.  Three customers accounted for approximately $6,807,000 or 44.9% of net sales for the nine months ended September 30, 2015.   Two customers accounted for approximately $6,572,159 or 43.4% of net sales for the nine months ended September 30, 2014. No other customers accounted for more than 10% of net sales during the periods.

Supplier Concentrations

Three suppliers, who are located overseas, accounted for approximately 61% of total purchases for the three months ended September 30, 2015.  Two suppliers, who are located overseas, accounted for approximately 67% of total purchases for the three months ended September 30, 2014.  Two suppliers, who are located overseas, accounted for approximately 51% of total purchases for the nine months ended September 30, 2015.  Two suppliers, who are located overseas, accounted for approximately 72% of total purchases for the nine months ended September 30, 2014. All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

As a result of the net loss for the nine months ended September 30, 2015 and 2014, the Company calculated diluted earnings per share using weighted average basic shares outstanding only, as using diluted shares would be anti-dilutive to loss per share.

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the three and nine months ended September 30, 2015 and 2014 if diluted shares were to be included:

Table of Contents	8

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator: Net Loss	$(205,781)	$(402,844)	$(474,597)	$(1,175,848)
Denominator: Basic and Diluted EPS
Common shares outstanding, beginning of period	81,132,811	77,607,346	80,808,629	76,704,275
Weighted average common shares issued during the period	1,159,436	1,464,743	634,587	935,577
Denominator for basic earnings per common share	82,292,247	79,072,089	81,443,216	77,639,852

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented as the effect would have been anti-dilutive:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Options outstanding under the Company’s stock option plans	11,030,721	10,873,216	11,030,721	13,745,671
Common Stock Warrants	43,146	43,146	43,146	43,146

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

The provision for income taxes for the nine months ended September 30, 2015 and 2014 were zero.   Based on its history of losses, the Company historically provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. For the year ended December 31, 2014, the Company reassessed the need for a valuation allowance against its deferred tax assets and, based on the positive evidence of the last three year’s pre-tax income and forecasted future results, concluded that it is more likely than not that it would be able to realize some of its deferred tax assets. Accordingly, the Company reversed approximately 28% of its valuation allowance for its current deferred tax assets and recorded a deferred tax benefit of $760,000. These deferred tax benefits are recorded on the balance sheet as current deferred tax assets of $183,000 and long term deferred tax assets of $1,649,000 as of September 30, 2015 and December 31, 2014.

Table of Contents	9

We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred taxes.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At September 30, 2015 and December 31, 2014, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

There were no items measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

Recent Accounting Pronouncements

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

Table of Contents	10

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

3. Inventory

At September 30, 2015 and December 31, 2014 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision for obsolescence of $547,800 for both September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Finished goods, net	$7,555,430	$7,123,654

4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Computer equipment and software	$598,744	$507,640
Office furniture and equipment	295,586	255,085
Leasehold improvements	174,298	169,904

	1,068,628	932,629
Less: Accumulated depreciation	(734,669)	(641,953)
Property and equipment, net	$333,959	$290,676

Depreciation expense for the three months ended September 30, 2015 and 2014 was $30,656 and $27,875, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $92,716 and $81,652, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	September 30, 2015	December 31, 2014
Trademarks	$167,754	$168,789
Patents	26,236	24,835
Less: Accumulated amortization	(65,711)	(58,560)
Trademarks and Patents, net	$128,279	$135,064

Trademarks and patents consist of definite-lived trademarks and patents of $126,890 and $126,525 and indefinite-lived trademarks and patents of $67,098 and $67,099 at September 30, 2015 and December 31, 2014, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the three months ended September 30, 2015 and 2014 was $2,383 and $2,389, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $7,151 and $7,107, respectively.

Table of Contents	11

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accounts payable	$1,268,492	$1,770,620
Accrued rebates and co-op	122,400	202,805
Customer deposits	50,784	167,410
Accrued returns reserve	75,000	75,000
Accrued expenses – other	490,301	373,788

Total accounts payable and accrued expenses	$2,006,977	$2,589,623

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan expires November 30, 2016. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at September 30, 2015 was 2.697%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At September 30, 2015, the Company is in compliance with all covenants. At September 30, 2015, we had unused credit available under our current facility of approximately $3,927,718.

As of September 30, 2015 and December 31, 2014, the total amounts due to Capital One, N.A. were $3,229,303 and $2,586,034, respectively.

8. Equity Transactions

Common Stock

On January 23, 2015 the Company issued 106,600 shares of common stock upon the exercise of stock options at a range in exercise price of $0.09 to $0.095.

Table of Contents	12

On June 4, 2015 the Company issued 733,333 shares of restricted common stock with a fair value of $0.28, vesting over a period of one year.

On August 11, 2015 the Company issued 601,055 shares of common stock upon the exercise of stock options at a range in exercise price of $0.09 to $0.095.

On August 16, 2015 the Company issued 503,158 shares of common stock upon the exercise of stock options at a range in exercise price of $0.09 to $0.095.

On August 23, 2015 the Company issued 62,500 shares of common stock upon the exercise of stock options at a range in exercise price of $0.09 to $0.095.

On August 27, 2015 the Company issued 122,034 shares of common stock upon the exercise of stock options at an exercise price of $0.09.

There were 82,937,309 shares of common stock of the Company outstanding at September 30, 2015.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2014	43,146	0.19
Warrants exercised	—
Warrants outstanding at September 30, 2015	43,146	0.19

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

Table of Contents	13

For stock options issued during the three months and nine months ended September 30, 2015 and 2014, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Risk free interest rate	—	1.68%	1.54%	0.05% to 2.66%
Dividends	—	—	—	—
Volatility factor	—	192.25%	133.9%	80.9% to 192.25%
Expected life	—	6.26 years	6.25 years	5.5 to 6.26 years

A summary of stock option and restricted stock activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	13,408,324	$0.148
Granted	—	$—
Exercised	(106,600)	$0.094
Cancelled/Expired	(519,487)	$0.15
Outstanding at March 31, 2015	12,782,237	$0.148
Granted	733,333	$0.280
Exercised	(733,333)	$0.230
Cancelled/Expired	—	$0.150
Outstanding at June 30, 2015	12,782,237	$0.148
Granted	—	$—
Exercised	(1,288,747)	$0.094
Cancelled/Expired	(462,769)	$0.155
Outstanding at September 30, 2015	11,030,721	$0.154
Exercisable at September 30, 2015	7,559,994	$0.154

The following table summarizes information about stock options outstanding at September 30, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.27	11,030,721	6.53	$0.154	$1,146,763

The following table summarizes information about stock options exercisable at September 30, 2015:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.26	7,559,994	5.56	$0.154	$788,144

Table of Contents	14

The following table summarizes information about non-vested stock options and restricted stock at September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2014	5,858,535	$0.146
Granted	—	$—
Vested	(1,127,189)	$0.14
Forfeited	(300,000)	$0.16
Non-Vested at March 31, 2015	4,431,346	$0.147
Granted	733,333	$0.280
Vested	(863,645)	$0.14
Forfeited	—	$—
Non-Vested at June 30, 2015	4,301,034	$0.152
Granted	—	$—
Vested	(496,975)	$0.189
Forfeited.	(333,332)	$0.18
Non-Vested at September 30, 2015	3,470,727	$0.155

In accordance with ASC 718, the Company recorded $90,487 and $88,528 of compensation expense for employee stock options during the three months ended September 30, 2015 and 2014. The Company recorded $265,382 and $245,644 of compensation expense for employee stock options during the nine months ended September 30, 2015 and 2014. There was a total of $517,921 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at September 30, 2015. This cost is expected to be recognized over a weighted average period of 2.16 years. The total fair value of shares vested during the nine months ended September 30, 2015 was $392,012.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2011 through 2014. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2010 through 2014.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2015 and 2014 as follows:

	September 30, 2015	September 30, 2014
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	2.7%	5.3%
Change in valuation allowance	(36.7%)	(39.3%)
Total	—%	—%

Table of Contents	15

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

As of September 30, 2015, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $4.1 million and $5.4 million, respectively, that expire between 2015 and 2026.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company exercised its five year option to renew this lease commencing in July 2011. The facility is located in El Segundo, California. As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 for tenant improvements. Rent expense for this facility for the three months and nine months ended September 30, 2015 was $2,032 and $4,063, respectively. Rent expense for this facility for the three months and nine months ended September 30, 2014 was $40,716 and $127,778, respectively. The Company has sublet this facility for the remainder of its lease term as the Company relocated to Texas.

On June 11, 2014, the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter of 2014. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102. As part of this process, we were granted $60,000 for tenant improvements. Rent expense attributable to this facility for the three months and nine months ended September 30, 2015 was $24,263 and $72,788, respectively.

The Company has various non-cancelable operating leases for office equipment expiring through August, 2018. Equipment lease expense charged to operations under these leases was $3,626 and $4,598 for the three months ended September 30, 2015 and 2014, respectively. Equipment lease expense charged to operations under these leases was $11,468 and $10,200 for the nine months ended September 30, 2015 and 2014, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facilities	Equipment	Total
2015	$65,741	$2,695	$68,436
2016	181,609	10,139	191,748
2017	97,051	9,240	106,291
2018	16,175	5,775	21,950

	$360,576	$27,849	$388,425

Table of Contents	16

Ironclad California executed a Consulting Agreement with Eduard Albert Jaeger, its founder and former CEO, effective in February 18, 2014. Pursuant to the terms of this two year Consulting Agreement, Mr. Jaeger would be paid an initial base fee of $225,000 for the first year of the agreement and a base fee of $150,000 for the second year of the agreement. In addition, the Company would reimburse Mr. Jaeger for 100% of the premiums for COBRA coverage for himself and his family for the first 12 months of the agreement. The Company would also reimburse Mr. Jaeger for any travel and lodging expense incurred while rendering services to the Company. The total expense recognized in the three months ended September 30, 2015 and 2014 for Mr. Jaeger’s fees and COBRA was $60,091 and $48,741, respectively. The total expense recognized in the nine months ended September 30, 2015 and 2014 for Mr. Jaeger’s fees and COBRA was $184,225 and $197,294, respectively.

11. Subsequent Events

The Company evaluated subsequent events through November 13, 2015, the date of issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2015.

As the Company reported in its Form 8-K filed on November 12, 2015, effective November 6, 2015, the Company terminated its Exclusive License and Distributorship Agreement dated January 6, 2009, as amended on January 27, 2015, with ORR Safety Corporation (the “Distributorship Agreement”), for the reasons stated therein.  The Company also terminated its Sub-Distributorship Agreement dated July 22, 2010, as amended on January 27, 2015, with ORR, concurrent with its termination of the Distributorship Agreement.

On September 28, 2015 Ironclad filed suit in Dallas County state court in Texas against ORR Safety alleging breach of the Distributorship Agreement, and seeking damages and a declaration of rights.

On October 23, 2015, ORR removed the Texas state court lawsuit to the US District Court in Dallas, and filed an answer to the complaint generally denying all of the Company’s claims, and additionally filing a counterclaim. The Company believes the counterclaims to be without merit.

Table of Contents	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2015 and 2014. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015.

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 10% of total sales for the third quarter of 2015. From 2006 through 2012 we entered the Canadian and European markets through distributors. International sales represented approximately 21% of total sales for the nine months ended September 30, 2015. We plan to continue to increase sales internationally by expanding our distribution into other international markets during the fiscal year ending December 31, 2015.

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan expires November 30, 2016. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at September 30, 2015 was 2.697%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At September 30, 2015, the Company is in compliance with all covenants. At September 30, 2015, we had unused credit available under our current facility of approximately $4,770,697.

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

Table of Contents	19

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$4,258,853	$14,754	$4,273,607	$4,844,120	$16,731	$4,860,851
International	1,146,904	—	1,146,904	369,949	—	369,949
Total	$5,405,757	$14,754	$5,420,511	$5,214,069	$16,731	$5,230,800

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Net Sales	Gloves	Apparel	Total	Gloves	Apparel	Total
Domestic	$11,145,548	$45,177	$11,190,725	$12,305,509	$97,983	$12,403,492
International	3,969,434	—	3,969,434	2,722,156	739	2,722,895
Total	$15,114,982	$45,177	$15,160,159	$15,027,665	$98,722	$15,126,387

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess.  Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. As of September 30, 2015 and December 31, 2014, our inventory reserve was $547,800 for both period ended. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  The allowance for doubtful accounts was $30,000 for both periods ended September 30, 2015 and December 31, 2014.

Product and Warranty Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and sales adjustments.

Warranty Returns - We have a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process.

Table of Contents	20

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

Reserve for Product and Warranty Returns

Reserve Balance 12/31/14	$75,000
Payments Recorded During the Period	(132,390)
(57,390)
Accrual for New Liabilities During the Reporting Period	132,390
Reserve Balance 3/31/15	75,000
Payments Recorded During the Period	(131,600)
(56,600)
Accrual for New Liabilities During the Reporting Period	131,600
Reserve Balance 6/30/15	75,000
Payments Recorded During the Period	(9,823)
67,177
Accrual for New Liabilities During the Reporting Period	9,823
Reserve Balance 9/30/15	$75,000

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

Table of Contents	21

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Net Sales increased $189,711 or 3.6%, to $5,420,511 in the quarter ended September 30, 2015 from $5,230,800 for the corresponding period in 2014. One customer accounted for 24.5% of Net Sales during the quarter ended September 30, 2015 and two customers accounted for 41.2% of Net Sales during the quarter ended September 30, 2014. The Net Sales increase for the quarter is due to increased sales in our industrial and international segments, offset in part by decreases in the private label and retail segments.

Gross Profit increased $65,261 to $1,916,433 for the quarter ended September 30, 2015 from $1,851,172 for the corresponding period in 2014. Gross Profit, as a percentage of net sales, or gross margin, represented 35.4% for both the third quarter of 2015 and the third quarter of 2014.

Operating Expenses decreased $161,489 to $2,091,528 in the three month period ended September 30, 2015 from $2,253,017 for the corresponding period in 2014. As a percentage of net sales, Operating Expenses represented 38.6% for the three months ended September 30, 2015, compared to 43.1% of net sales for the same period in 2014. This decrease is primarily attributable the fact that the 2014 numbers included severance and other move related costs.

Loss from Operations decreased by $226,750, to a loss of $175,095 in the third quarter of 2015, from a loss of $401,845 in the third quarter of 2014. Loss from operations as a percentage of net sales decreased to 3.2% in the third quarter of 2015 from 7.7% in the third quarter of 2014.  The decrease in loss from operations in the third quarter was primarily due to increased sales and reduced operating expenses.

Table of Contents	22

Interest Expense increased $27,990 to $30,693 in the third quarter of 2015 from $2,703 in the same period of 2014. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund the increased inventory levels.

Net Loss decreased $197,063 to a loss of $205,781 in the third quarter of 2015 from a loss of $402,844 in the third quarter of 2014.

Comparison of Nine Months Ended September 30, 2015 and 2014

Net Sales increased $33,772 or 0.2%, to $15,160,159 in the nine months ended September 30, 2015 from $15,126,387 for the corresponding period in 2014. Three customers accounted for 44.9% of Net Sales during the nine months ended September 30, 2015 and two customers accounted for 43.4% of Net Sales for the nine months ended September 30, 2014.  The Net Sales increase for the nine month period is due to increased sales in the industrial and international segments, offset in part by decreased sales in our private label and retail segments.

Gross Profit increased $481,660 to $5,459,635 for the nine months ended September 30, 2015 from $4,977,975 in the prior year period. Gross Profit, as a percentage of net sales, or gross margin, increased to 36.0% from 32.9% for the same period of 2014. The increase in Gross Profit percentage of 3.1% for the first nine months of the year was primarily due to an increase in higher margin sales, due to the mix of sales, plus the fact that we are paying more favorable prices for the manufacture of our products as a result of better pricing terms negotiated with our vendors.

Operating Expenses decreased $277,554 to $5,868,608 for the nine months ended September 30, 2015, from $6,146,162 for the corresponding period in 2014. As a percentage of net sales, Operating Expenses represented 38.7% for the nine months ended September 30, 2015, compared to 40.6% of net sales for the same period in 2014. The decrease in actual dollars and percentage of net sales for the nine month period is primarily driven by decreased personnel and benefit costs as a result of numerous vacant positions earlier in 2015 and the non-recurring severance expense of 2014. Our number of employees was 38 at September 30, 2015 and 22 at September 30, 2014, due to the just then completed move to Texas.

Loss from Operations decreased by $759,214 to a loss of $408,973 for the nine months ended September 30, 2015, from a loss of $1,168,187 in the corresponding period of 2014. The decrease in loss from operations in the nine month period was primarily due to lower cost of goods sold and reduced operating expenses.

Interest Expense increased $56,020 to $65,635 in the first nine months of 2015 from $9,615 in the same period of 2014. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund the increased inventory levels.

Net Loss decreased $701,261 to a loss of $474,587 for the nine months ended September 30, 2015 from a loss of $1,175,848 in the prior year period. This decreased loss was primarily the result of higher margin sales due to customer and product mix and reduced operating expenses.

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

Table of Contents	23

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan matures on November 30, 2016. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at September 30, 2015 was 2.697%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At September 30, 2015, the Company is in compliance with all covenants. At September 30, 2015, we had unused credit available under our current facility of approximately $3,927,718.

The Company utilized cash flow in its operations of $700,294 in the first nine months of 2015. The cash flow used in operations is primarily the result of decreases in accounts receivable and deposits on inventory, offset by increases in inventory and prepaid expenses and decrease in accounts payable.

The Company generated approximately $773,000, net, of cash flow in financing activities primarily from borrowings against the line of credit.

At September 30, 2015 we had available, but unused credit under this facility of approximately $4,770,697.

Off Balance Sheet Arrangements

At September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Table of Contents	24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2015, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO). The COSO Commission has recently adopted a revision of the Internal Control-Integrated Framework which became effective for us in December 2014. We expect to be in full compliance prior to December 31, 2016.

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

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 28, 2015 we filed suit in Dallas County state court in Texas against ORR Safety Corporation alleging breach of our Exclusive License and Distributorship Agreement dated January 27, 2009, as amended on January 27, 2015, with ORR Safety Corporation (the “Distributorship Agreement”), for ORR’s breach of its covenant to refrain from marketing and selling products designed and/or marketed for the petrochemical and offshore exploration markets that are substantially similar to, or competitive with, our KONG glove, and ORR’s failure to actively promote, market and sell KONG gloves, and seeking damages and a declaration of rights.

On October 23, 2015, ORR removed the Texas state court lawsuit to the US District Court in Dallas, and filed an answer to the complaint generally denying all of the Company’s claims, and additionally filing a counterclaim. The Company believes the counterclaims to be without merit.

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

** Furnished herewith.

Table of Contents	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 16, 2015	By:	/s/ William Aisenberg
William Aisenberg, EVP, Chief Financial Officer

Table of Contents	27