Form 10-K
period 2015-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2016-03-23
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

At March 15, 2016, the issuer had 82,937,309 shares of common stock, par value $0.001 per share, issued and outstanding.

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

We currently sell our products in all 50 states and internationally through an estimated 10,000 retail outlets. Our gloves are priced at retail between $12 and $89 per unit, with apparel unit prices ranging from $10 to $80.

Table of Contents	1

Glove Products

Currently, our primary products are our task-specific technical gloves. Glove products are specially designed for individual user groups. Currently, we produce and sell over 100 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of industrial, construction, do-it-yourself, and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, oil and gas workers, mechanics, hunters, gardeners and do-it-yourself users. Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion. Glove products are currently manufactured by multiple suppliers operating in China, Hong Kong, Cambodia, and Indonesia. The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply, if necessary. Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

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

Performance Work Apparel

We are one of a limited number of manufacturers of performance work apparel and, in the opinion of management, currently face relatively little competition from other manufacturers in this sector. However, as mentioned above, we have de-emphasized our work apparel line in favor of focusing on the task-specific technical glove business. As such, our position in the performance work apparel market will decline significantly.

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores, lumber yards, big box home centers, industrial distributors, automotive and sporting goods retailers. We intend to continue to expand into additional large retailers and distributors in 2015.

Table of Contents	2

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

Private-Label and Co-Branded Products and Relationships

We have selectively teamed up with several existing brands in our marketplace to produce private-label gloves (co-branded with a “Built Tough by Ironclad” tag). In addition, we have also developed co-branded gloves with qualified partners to penetrate alternate marketplaces, such as the oil & gas industry (i.e. the KONG™ glove). We have also licensed brand names whereby we have the right to use their logo or patterns on gloves we produce for sale to our customers.

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

Sales and Customer Analysis

We are currently distributing our products through an estimated 10,000 outlets that cater to the professional tradesman, do-it-yourself consumer, industrial user and sporting goods consumer, including “Big Box” home centers, hardware co-ops, lumber yards, industrial distributors, national auto retailers and sporting goods retailers. Currently, we estimate that our products are sold in only 25% of the retail and distribution outlets identified by our management as viable Ironclad outlets. We intend to continue to emphasize and expand our relationships with these retailers and distributors.

Sales through industrial distributors accounted for approximately 39% and 43% of our sales revenue in 2015 and 2014, respectively. One distributor, Customer “A”, accounted for approximately 20% of our sales in 2015 and approximately 28% of our sales in 2014.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers, large industrial distributors and international channels, which we believe creates significant opportunities for strengthening our brand and expanding our product penetration in the various markets.

Geographic Information

Domestic sales accounted for 74% of our revenue in 2015 and 79% in 2014. International sales in Australia, the United Kingdom, Canada, the Netherlands, Sweden and other countries accounted for our remaining revenue in each year. All of our fixed assets are located in the United States, principally in Texas at our headquarters. Our products are currently manufactured in China, Hong Kong, Indonesia, and Cambodia. Most of our inventory is held in our main, third party warehouse in California, however, we do maintain a small, varying amount in our FTZ warehouse in Singapore.

Table of Contents	3

Intellectual Property and Proprietary Rights

We currently have six U.S. patents, one international patent and eleven U.S. and multiple international patents pending, which are intended to protect the design and technical innovations found in our performance work gloves. Following are descriptions of the patents or patents pending.

U.S. Patents Issued – 6

“Glove Palm Pattern”

U.S. Patent No. D514,771, February 14, 2006

Palm reinforcement design - provides high dexterity and protection (the Ironclad ‘apple core’ palm design).

Example of usage - General Utility Glove

“Glove having molded rubber palm pattern with a portion that rolls over fingertips”

U.S. Patent No. 7,100,212, Reissue number RE42,839, September 5, 2006

Seamless, molded rubber fingertip design - provides comfort and tactility at the fingertips, and molded rubber reinforcement for grip and durability.

Example of usage – Extreme Duty 2 Glove

 “Glove Palm Pattern”

U.S. Patent No. D536,837 February 13, 2007

Three-dimensional, impact protection palm pad design – provides impact and vibration protection while holding pneumatic and electric power tools, with increased dexterity and tool control, and reduces injury-inducing pressure on the median nerve of the hand (ContourGrip®).

Example of usage – Vibration Impact Glove

“Glove construction wherein palm material rolls over fingertip”

U.S. Patent No. 7,287,285, October 30, 2007

Three-dimensional fingertip design that eliminates seams at the fingertips - provides comfort and tactility at the fingertips, and mimics the three-dimensional shape of the finger (Rolltop® fingertips).

Example of usage –Ranchworx Glove, Tuffchix Glove

“Glove Palm Pattern”

U.S. Patent No. D568,003, April 29, 2008

Silicone grip palm design – provides enhanced ‘tacky’ grip on smooth surfaces (cardboard boxes, hand and power tools, glass, drywall, etc.), while maintaining fabric breathability and dexterity.

Table of Contents	4

Example of usage – Box Handler Glove

 “Glove Palm Design”

U.S. Patent No. D618,882, July 6, 2010

Palm design for grip or reinforcements – provides the same benefits as D568,003, in a design specific to the automotive retail market.

Example of usage – Snap-on SuperGrip Glove

U.S. Patents Pending - 11

“Glove for use in the oil and natural gas extraction industries”USPTO Application No. 12/284,256, September 19, 2008

Glove design with enhanced back of hand impact protection – designed to reduce or eliminate injuries that occur on oil drilling sites, such as broken and fractured bones, pinched fingers, bruises, etc., while maintaining high dexterity, comfort and grip.

Example of usage – KONG Original Glove

“Fabric with improved heat resistance and methods of making same” USPTO Application No. 11/731,061, March 30, 2007

Glove palm material – a material that provides contact heat resistance while maintaining breathability, washability, dexterity, durability and shrink resistance.

Example of usage – Heatworx Heavy Duty Glove

“Improved Glove Palm Construction and Method For Fabricating the Palm Construction” USPTO Application No 13/385,666, March 1, 2012

Glove palm material – a material that provides oil resistance, heat resistance and grip in the presence of heavy oil saturation, while maintaining breathability, washability, dexterity, and durability.

Example of usage – KONG HPT SuperGrip Glove

“Glove Back Design”

USPTO Application No 29/463,797, March 16, 2014

Back of hand design for impact protection rubber pieces.

Example of usage – KONG ORIGINAL

“Glove with Optimized Safety Markings”

USPTO Application Nos. 62/233,210 & 62/257,376, September 25th, 2015

Utility patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

Table of Contents	5

“Glove Back Design” USPTO Application No. 29/540,612, September 25th, 2015

Design patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

“Glove Back”

USPTO Application No. 29/546,159, November 19th, 2015

Design patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

“Glove Back”

USPTO Application No. 29/546,160, November 19th, 2015

Design patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

“Glove Back”

USPTO Application No. 29/546,162, November 19th, 2015

Design patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

“Glove Palm Design”

USPTO Application No. 29/540,689, September 25th, 2015

Design patent for glove with rubber palm.

Example of usage – Ironclad Industrial Impact Vibram gloves

“Glove with Improved Grip and Durability”

USPTO Application No. 62/233,282, September 25th, 2015

Utility patent for glove molded rubber palm.

Example of usage – Ironclad Industrial Impact Vibram gloves

Table of Contents	6

Foreign Patents Issued - 1

Singapore

“Glove for use in the oil and natural gas extraction industries”

Patent number: 169763 [WO 2010/032218], April 13, 2012

Glove design with enhanced back of hand impact protection – designed to reduce or eliminate injuries that occur on oil drilling sites, such as broken and fractured bones, pinched fingers, bruises, etc., while maintaining high dexterity, comfort and grip.

Example of usage – KONG Original Glove

Foreign Patents Pending – Multiple Countries

WIPO – Multiple countries

“Glove for use in the oil and natural gas extraction industries”

PCT/IB2009/054108, September 30, 2009

Glove design with enhanced back of hand impact protection – designed to reduce or eliminate injuries that occur on oil drilling sites, such as broken and fractured bones, pinched fingers, bruises, etc., while maintaining high dexterity, comfort and grip.

Example of usage – KONG Original Glove

Ironclad owns the following trademark intellectual property: 49 registered U.S. trademarks, 6 in-use U.S. trademarks, 17 U.S. trademark pending registration, 23 registered international trademarks and 44 pending international trademark. These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image. We also have 7 copyright marks.

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

Employees

As of March 15, 2016, Ironclad had 40 full-time employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. Ironclad considers its relationships with its employees to be positive.

Table of Contents	7

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

•	the timing of our introduction of new product lines;
•	the level of consumer acceptance of each new product line;
•	general economic and industry conditions that affect consumer spending and retailer purchasing;
•	trends in the industries in which our customers generally operate;
•	the availability of manufacturing capacity;
•	the seasonality of the markets in which we participate;
•	the timing of trade shows;
•	the product mix of customer orders;
•	the timing of the placement or cancellation of customer orders;
•	the weather;
•	transportation delays;
•	quotas and other regulatory matters; and
•	the timing of expenditures in anticipation of increased sales and actions of competitors.

Table of Contents	8

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

We have a history of operating losses and there can be no assurance that we can achieve and maintain profitability.

We have a history of operating losses and may not achieve and sustain profitability. Even if we achieve profitability we cannot guarantee that we will remain profitable. Even if we remain profitable, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect our business, potentially requiring us to raise additional funds to continue operations.

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

Substantially all of our revenues have been derived from a relatively limited product line consisting of task-specific gloves, and our future success depends on our ability to expand our product line and achieve broader market acceptance of our company and our products.

To date, our products have consisted mainly of task-specific gloves, targeted primarily to the construction, do-it-yourself, industrial and sporting goods markets. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance in our existing market segments as well as in new segments. We may be required to enter into new arrangements and relationships with vendors, suppliers and others to achieve broader acceptance of our products, but cannot guarantee that we will be able to enter into such relationships. We also may be required to undertake new types of risks or obligations that we may be unable to manage. There can be no assurance that consumers will purchase our products or that retail outlets will stock our products. Though we plan to continue to expend resources on promoting, marketing and advertising to increase product awareness, we cannot guarantee that any expenses we incur in such efforts will generate the desired product awareness or commensurate increase in sales of our products. If we are unable to expand into new market segments, we may be unable to grow and expand our business or implement our business strategy as described in this report. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Table of Contents	9

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

The performance task specific glove industry is highly competitive. There are several other companies that provide similar products, many of which are larger and have greater financial resources than us. Our future growth and financial success depend on our ability to further penetrate and expand our existing distribution channels and to increase the size of our average annual net sales per account in these channels, as well as our ability to penetrate and expand other distribution channels. For example, we encounter competition in our existing glove and workwear distribution channels from a number of competitors. Unknown or unforeseen new entrants into our distribution channels, particularly low-cost overseas producers, will further increase the level of competition in these channels. There can be no assurance that we will be able to maintain our growth rate or increase our market share in our distribution channels at the expense of existing competitors and other apparel manufacturers choosing to enter the market segments in which we compete. In addition, there can be no assurance that we will be able to enter and achieve significant growth in other distribution channels.

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

Table of Contents	10

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

Our glove products are manufactured by 6 manufacturers operating in China, Hong Kong, Indonesia and Cambodia. We use offshore manufacturers for all or some of these products. In addition, approximately 21% of our fiscal 2015 net revenues were generated through international sales and we plan to increase our sales to international markets in the future. As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

•	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
Table of Contents	11

•	difficulties in managing foreign operations, including difficulties associated with inventory management and collection on foreign accounts receivable;
•	dependence on foreign distributors and distribution networks;
•	currency exchange fluctuations and the ability of our manufacturers to change the prices they charge us based on fluctuations in the value of the U.S. dollar relative to their respective currencies;
•	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards as well as restrictions on the transfer of funds;
•	disruptions or delays in shipments;
•	changes in local economic and non-economic conditions and standards in which our manufacturers, suppliers or customers are located; and
•	reduced protection for intellectual property rights in jurisdictions outside the United States.

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

Table of Contents	12

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

Compliance with the periodic reporting requirements required by the U.S. Securities and Exchange Commission (or SEC) consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us. If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be forced to deregister with the SEC. If we file for deregistration, our common stock will no longer be listed on the OTC Markets’ OTCQB tier (or OTCQB), and it may suffer a decrease in or absence of liquidity as after the deregistration process is complete, our common stock will only be tradable on the “Pink Sheets.” As a result of such deregistration, non-affiliates will no longer have access to information regarding our results of operations. Without the availability of such information, our lenders may be forced to increase their monitoring of our operations which may result in higher costs to us when borrowing money which could have a negative impact and harm our business.

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

Table of Contents	13

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

Although prices for our shares of common stock are quoted on the OTCQB (under the symbol ICPW), there is a limited public trading market for our common stock, and no assurance can be given that a public trading market will be sustained.

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

Table of Contents	14

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

Our securities, as traded on the OTCQB, are subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule affects the ability of broker-dealers to sell our securities and also affects the ability of purchasers to sell their securities in any market that might develop therefor.

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

Table of Contents	15

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Table of Contents	16

Item 2. Properties.

We lease all of our facilities. Our headquarters are located at 1920 Hutton Court, Suite 300, Farmers Branch, Texas 75234. The table below sets forth certain information regarding our leaseholds as of December 31, 2015.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
2201 Park Place, Suite 101 El Segundo, CA	8,900	$14,196	Facility was sublet to a 3rd party, effective 9/1/14, for the remainder of the lease term.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent		Use
1920 Hutton Court, Suite 300, Farmers Branch, TX	13,026	$11,102	**	Corporate offices and warehouse

** For the period of 9/1/14 – 2/28/15 we received a rent abatement of 100%. In addition, we received a $60,000 tenant build-out/improvement credit at the time we executed the lease.

Address	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
The Garden Centre #3-08 Cilandak Commercial Estate Jl. Raya Cilandak KKO Jakarta Selatan 12560 Indonesia	1,006	$1,200	International sourcing office.

We believe our facilities are adequate to meet our current and near-term needs.

Item 3. Legal Proceedings.

On September 28, 2015 Ironclad Performance Wear Corporation filed a Petition in the District Court of Dallas County, Texas, 193rd Judicial District, Cause No. DC-15-11878, against Orr Safety Corporation (“Orr”), a significant customer of the Company.  The Petition alleged that Orr had materially breached an Exclusive License and Distributorship Agreement with Ironclad by, inter alia, failing to use its best efforts to actively promote, market and sell the KONG® brand of gloves manufactured by Ironclad, and selling gloves that were similar to, or competitive with, the KONG® brand.  The Petition also alleged that Orr materially breached other agreements between the parties, and provided notice that Ironclad was terminating the Exclusive License and Distributorship Agreement due to Orr’s material breaches.  The Petition sought damages, declaratory relief regarding Ironclad’s rights and obligations under the relevant agreements, and all other available relief.  On October 23, 2015, Orr filed an Answer and Counterclaim in the Dallas County action, and concurrently removed the case to the United States District Court for the Northern District of Texas, Case No. 3:15-cv-03453-D.  Orr’s Counterclaim alleged that Ironclad breached the Exclusive License and Distributorship Agreement, as well as a Sub-Distributorship Agreement between the parties by, inter alia, infringing upon Orr’s exclusive rights under the agreements, failing to pay appropriate royalties to Orr, and failing to protect the intellectual property of the KONG® brand of glove.  The Counterclaim also alleged that Ironclad engaged in selling “counterfeit” KONG® products in violation of the parties’ agreement.  Ironclad filed an Answer to the Counterclaim on November 27, 2015 denying all material allegations.  On December 7, 2015, Orr filed an Amended Answer to Ironclad’s Petition responding to each of the allegations pursuant to the pleading standards in federal court.  On December 3, 2015, the Court entered a Scheduling Order setting deadlines for discovery and dispositive motions.  No trial date has been set.  Discovery in the case is ongoing.

Item 4. Mine Safety Disclosures.

Not applicable.

Table of Contents	17

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

	High	Low
Year Ended December 31, 2014
First Quarter	$0.21	$0.15
Second Quarter	$0.23	$0.17
Third Quarter	$0.37	$0.21
Fourth Quarter	$0.27	$0.19
Year Ended December 31, 2015
First Quarter	$0.30	$0.20
Second Quarter	$0.31	$0.24
Third Quarter	$0.30	$0.23
Fourth Quarter	$0.31	$0.21

 On March 15, 2016, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.26 per share. As of March 15, 2016, there were 137 stockholders of record of our common stock.

Dividends

We have never paid dividends on our common stock. We intend to retain any future earnings for use in our business.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2015 and 2014. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

Table of Contents	18

We plan to increase our domestic revenues by leveraging our relationships with existing retailers and industrial distributors, including “Big Box” and sporting goods retailers, increasing our product offerings in new and existing locations, and introducing new products, developed and targeted for specific customers and/or industries.

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 4% of total sales. From 2006 through 2012 we entered the Canadian and European markets through distributors. International sales represent approximately 30% of total sales in 2015. We plan to continue to increase sales internationally by expanding our distribution into other international markets during the fiscal year ending December 31, 2016.

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

Revenue Recognition

Under our sales model, a customer is obligated to pay us for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. Our standard terms are typically net 30 days from the transfer of title to the products to a customer, however, we have negotiated special terms with certain customers and industries. We typically collect payment from a customer within 30 to 60 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of our agreement with a particular customer. The sale price of our products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by us. A customer’s obligation to pay us for products sold to it is not contingent upon the resale of those products. We recognize revenue at the time product is shipped or delivered to a customer, based on terms of agreement with a customer and collection is reasonably assured.

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally through third party distributors. Below is a table outlining this breakdown for the comparative periods:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Domestic	$16,265,891	$18,972,659
International	7,316,128	5,310,893
Total	$23,582,019	$24,283,552

The Company sells product directly to numerous international distributors, located on various continents. As the Company does not receive information from these distributors regarding their customers and their respective locations, the Company is not able to specifically disclose in which countries its’ products are sold.

Table of Contents	19

Cost of Goods Sold

Our cost of goods sold includes the Free on Board cost of the product plus landed costs. Landed costs include freight-in, insurance, duties and administrative costs to deliver the finished goods to our distribution warehouse. Cost of goods sold does not include purchasing costs, warehousing or distribution costs. These costs are captured as incurred on a separate line in operating expenses. Our gross profit may not be comparable to other entities that may include some or all of these costs in the calculation of gross profit.

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the years ended December 31, 2015 and December 31, 2014 we adjusted our inventory reserve by $0 and $73,200 with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $547,800 as of December 31, 2015 and $547,800 as of December 31, 2014. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Sales Adjustments - These adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve.

Table of Contents	20

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

Our current estimated future sales return rate is approximately 1.0% of the trailing twelve months net sales. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons: (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Reserve for Product and Warranty Returns
Reserve Balance 12/31/13	$75,000
Payments Recorded During the Period	(230,389)
(155,389)
Accrual for New Liabilities During the Reporting Period	230,389

Reserve Balance 12/31/14	75,000
Payments Recorded During the Period	(294,959)
(219,959)
Accrual for New Liabilities During the Reporting Period	294,959

Reserve Balance 12/31/15	$75,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in our balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. For the year ended December 31, 2014 we assessed the need for a valuation allowance against our deferred tax assets and, based on the positive evidence of the prior four years’ pre-tax income and forecasted future results, concluded that it is more likely than not that we would be able to realize some of our deferred tax assets. Accordingly, we released $760,000 of our valuation allowance in 2014. At December 31, 2015 we once again reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize more of our deferred tax asset than estimated in 2014. Accordingly, there is no adjustment to deferred taxes for 2015. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets and have provided a 42% valuation allowance against our remaining deferred tax asset as of December 31, 2015.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”), which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The new standard applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

Table of Contents	22

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, requiring the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related debt liability. The new standard applies retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the impact this ASU will have on our financial position and results of operations but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.

On July 22, 2015, the FASB issued ASU 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early application of the ASU is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is early adopting this guidance effective January 1, 2016 on a retrospective basis. We are currently evaluating the impact this ASU will have on our financial position and results of operations but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Comparison of Years Ended December 31, 2015 and December 31, 2014

Net Sales decreased $701,533, or 2.9%, to $23,582,019 in the year ended December 31, 2015 from $24,283,552 for the corresponding period in 2014. This decrease was primarily due to decreased sales to our industrial customers, who primarily sell to the oil & gas industry, of approx. $1,287,000, our retail customers, most notably the retail automotive parts industry of approx. $819,000 and our private label customers, of approximately $489,000. These decreases were partially offset by increased sales of approximately $1,793,000 with international customers. Customer “A”, who primarily sells to the oil & gas industry, accounted for approximately $4,673,000 or 20% of net sales for year ended December 31, 2015 and Customer “B”, who primarily sells to the international mining and retail industries, accounted for approximately $2,919,000 or 12% of net sales for the year ended December 31, 2015. Customer “A” accounted for approximately $6,792,000 or 28% of net sales for year ended December 31, 2014 and Customer “B” accounted for approximately $5,457,000 or 23% of net sales for the year ended December 31, 2014. Despite the current ORR litigation noted in Item 3, they continue to purchase from us, albeit at a lower volume than previously. We continue to focus our sales efforts on those areas where we see continued growth, the industrial and safety channels, international markets and job specific glove styles. Accounts receivable increased as of December 31, 2015 despite the decrease in sales due to timing of shipments and billings.

Gross Profit increased $106,206 to $8,278,422 for the year ended December 31, 2015 from $8,169,216 for the year ended December 31, 2014. Gross profit, as a percentage of net sales, or gross margin, increased to 35.1% in 2015 from 33.6% in 2014. This increase in gross profit is primarily due to product mix and customer sales mix shifts.

Operating Expenses increased by $363,715, or 4.5%, to $8,424,230 in 2015 from $8,060,515 in 2014. As a percentage of net sales, operating expenses increased to 35.7% in 2015 from 32.2% in the same period of 2014. The increased spending in 2015 was primarily due to increased travel and meal expenses of approximately $204,000 and increased legal fees, primarily due to the ORR litigation noted in Item 3, of approximately $220,000. Our number of employees increased to 41 at December 31, 2015 from 23 at December 31, 2014.

Table of Contents	23

(Loss) Income from Operations decreased $254,509 or 234%, to ($145,808) in 2015 from $108,701 in 2014. (Loss) Income from operations as a percentage of net sales decreased to (0.6%) in 2015 from 0.4% in 2014. The decrease in income from operations for 2015 was primarily the result of the lower net sales and higher operating expenses as mentioned above.

Interest Expense increased $66,116 to $91,404 in 2015 from $25,288 in 2014. The increase was primarily due to higher working capital needs which necessitated higher bank borrowings in the current year.

Interest Income was consistent at $28 in 2015 from $28 in 2014.

Other Income, net was $0 in 2015 as compared with $131 in 2014.

Gain on Disposition of Equipment was $0 in 2015 as compared to $1,802 in 2014.

Deferred Income Tax Benefit. For the year ended December 31, 2014 we assessed the need for a valuation allowance against our deferred tax assets and, based on the positive evidence of the prior four years’ pre-tax income and forecasted future results, concluded that it is more likely than not that we would be able to realize some of our deferred tax assets. Accordingly, we released $760,000 of our valuation allowance in 2014. At December 31, 2015 we once again reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize more of our deferred tax asset than estimated in 2014. Accordingly, there is no adjustment to deferred taxes for 2015. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets and have provided a 42% valuation allowance against our remaining deferred tax asset as of December 31, 2015.

Net Income (loss) decreased $1,165,634 to ($231,315) in 2015 from $934,319 in 2014. This decrease in income is a result of two factors, the combination of each of the net sales, profit and expense factors discussed above, and release of valuation allowances against deferred tax assets recognized in 2014.

Seasonality and Annual Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period. We typically generate approximately 60% of our glove net sales during these months. As the overall economy continues to experience pockets of recovery, our results have been positively impacted by the successful introduction of new products designed specifically for the oil and gas, safety, automotive and sporting goods industries.

Our working capital, at any particular time, reflects the seasonality of our glove business and plans to expand product lines and enter new markets. We expect inventory, accounts payable and accrued expenses to be higher in the third and fourth quarters for these reasons.

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from July through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity. In the short term we are monitoring our credit issuances and cash collections to maximize cash flows and investigating opportunities to quickly reduce our current inventories to convert these assets into cash. Over the past year, and continuing in the near and longer term we are focused on controlling our operating costs, increasing revenue and margins and improving operating procedures to generate sustained profitability. This will be accomplished through hiring and training the right staff and implementing robust systems.

Operating Activities. In 2015, cash used in operating activities was $659,425 and consisted primarily of net loss of $231,315, increased by non-cash items of $489,829, a decrease in inventory of $441,939, a decrease in deposits on inventory of $490,151, an increase in accounts payable and accrued expenses of $769,102; offset by an increase in accounts receivable of $2,574,736 and an increase in prepaid expenses and other assets of $44,395.

Table of Contents	24

In 2014, cash used in operating activities was $923,751 and consisted primarily of net income of $934,319, decreased by non-cash items of $392,308, an increase in inventory of $2,480,052 and an increase in prepaid expenses and other assets of $169,505; offset by a decrease in accounts receivable of $517,160, an increase in accounts payable and accrued expenses of $459,718; and a decrease in deposits on inventory of $206,919.

Investing Activities. In 2015 and 2014, investing activities were primarily the result of capital expenditures, mainly for computer equipment, furniture, leasehold improvements and trademark applications. Cash used in investing activities decreased $45,260 to $172,696 for 2015 from $217,956 in 2014. Expenditures for property and equipment in 2015 and 2014 were $172,330 and $217,888, and investment in trademarks and patents were $366 and $6,300, respectively.

Financing Activities. Financing activities in 2015 consisted of net borrowing under our bank credit facility of $638,746 and cash proceeds from the issuance of common stock due to stock option exercises of $129,453. Financing activities during 2014 consisted of net borrowings under our bank credit facility of $416,623 and cash proceeds from the issuance of common stock due to a private placement and stock option exercises of $752,237.

We believe that our cash flows from operations and borrowings available to us under our senior secured credit facility (which comes due in November 2016 which the Company intends to either renew or replace it with another line of credit), the availability of purchase order financing and our continuing cost containment measures will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Our ability to access these sources of liquidity may be negatively impacted (including the acceleration of payment of our senior secured credit facility) by a decrease in demand for our products and/or the requirement that we meet certain borrowing conditions and debt covenants under our senior secured credit facility, as well as the other factors described in Risk Factors.

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

Table of Contents	25

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan expires November 30, 2016. On or before the expiration date the Company intends to either renew or replace it with another line of credit. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at December 31, 2015 was 2.697%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At December 31, 2015, the Company is in compliance with all covenants. At December 31, 2015, we had unused credit available under our current facility of approximately $4,601,808. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base.

Off Balance Sheet Arrangements

At December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Table of Contents	26

Item 8. Financial Statements and Supplementary Data.

Table of Contents	27

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ironclad Performance Wear Corporation

Farmers Branch, Texas

We have audited the accompanying consolidated balance sheets of Ironclad Performance Wear Corporation as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

March 23, 2016

Table of Contents	28

 IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$276,981	$340,903
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000	8,857,768	6,283,032
Inventory, net of reserve of $547,800 and $547,800	6,681,715	7,123,654
Deposits on inventory	171,593	661,744
Prepaid and other	610,417	566,022
Deferred tax assets - current	404,000	183,000

Total Current Assets	17,002,474	15,158,355

PROPERTY AND EQUIPMENT
Computer equipment and software	622,264	507,640
Furniture and equipment	308,398	255,085
Leasehold improvements	174,298	169,904
Less: accumulated depreciation and amortization	(767,047)	(641,953)

Total Property and Equipment, Net	337,913	290,676

OTHER ASSETS
Trademarks and patents, net of accumulated amortization of $68,094 and $58,560	125,895	135,064
Deposits	21,306	21,306
Deferred tax assets – long term	1,428,000	1,649,000

Total Other Assets	1,575,201	1,805,370

TOTAL ASSETS	$18,915,588	$17,254,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,358,724	$2,589,623
Line of credit	3,224,780	2,586,034

Total Current Liabilities	6,583,504	5,175,657
Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value,172,744,750 shares authorized, 82,937,309 and 80,808,629 shares issued and outstanding at December 31, 2015 and 2014, respectively	82,937	80,808
Capital in excess of par value	20,776,012	20,293,486
Accumulated deficit	(8,526,865)	(8,295,550)

Total Stockholders’ Equity	12,332,084	12,078,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,915,588	$17,254,401

 See accompanying notes to consolidated financial statements.

Table of Contents	29

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 For the Years Ended December 31,

	2015	2014
REVENUES
Net sales	$23,582,019	$24,283,552

COST OF SALES
Cost of sales	15,303,597	16,114,336

GROSS PROFIT	8,278,422	8,169,216

EXPENSES
General and administrative	3,311,254	3,372,235
Sales and marketing	3,120,131	2,717,491
Research and development	670,590	543,375
Purchasing, warehousing and distribution	1,187,628	1,303,818
Depreciation and amortization	134,627	123,596

Total Operating Expenses	8,424,230	8,060,515

(LOSS) INCOME FROM OPERATIONS	(145,808)	108,701

OTHER INCOME (EXPENSE)
Interest expense	(91,404)	(25,288)
Interest income	28	28
Other income, net	—	131
Gain on disposition of equipment	—	1,802

Other Income (Expense), Net	(91,376)	(23,327)

NET INCOME BEFORE BENEFITS FROM INCOME TAXES	(237,184)	85,374
Benefit from income taxes - current	5,869	88,945
Deferred income tax benefit – reversal of valuation allowance	—	760,000

NET INCOME (LOSS)	$(231,315)	$934,319

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	81,819,809	78,438,557
Diluted	81,819,809	89,287,402

See accompanying notes to consolidated financial statements.

Table of Contents	30

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(231,315)	$934,319
Adjustments to reconcile net income to net cash used in operating activities
Allowance (recovery of) for bad debts	—	(18,000)
Inventory (recoveries) reserve	—	(73,200)
Depreciation and amortization	134,627	123,596
(Gain) loss on disposal of equipment	—	(1,804)
Reversal of deferred income tax valuation allowance	—	(760,000)
Stock option expense	355,202	337,098
Changes in operating assets and liabilities:
Accounts receivable	(2,574,736)	517,160
Inventory	441,939	(2,480,052)
Deposits on inventory	490,151	206,919
Prepaid and other	(44,395)	(169,505)
Accounts payable and accrued expenses	769,102	459,718
Net cash flows used in operating activities	(659,425)	(923,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(172,330)	(217,888)
Proceeds from sale of property and equipment	—	6,232
Investment in trademarks and patents	(366)	(6,300)
Net cash flows used in investing activities	(172,696)	(217,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	13,711,687	9,579,288
Payments on bank lines of credit	(13,072,941)	(9,162,665)
Proceeds from issuance of common stock	129,453	752,237
Net cash flows provided by financing activities	768,199	1,168,860

NET INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(63,922)	27,153
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	340,903	313,750
CASH AND CASH EQUIVALENTS END OF YEAR	$276,981	$340,903

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid in cash	91,404	25,288
Income taxes (refunded) paid	(8,359)	(9,200)

See accompanying notes to consolidated financial statements.

Table of Contents	31

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock
	Shares Issued and Outstanding	$0.001 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2013	76,704,275	$76,704	$19,208,255	(9,229,869)	$10,055,090
Common stock issued upon exercise of stock options	1,246,330	1,246	140,991	—	142,237
Stock option expense	—	—	240,409	—	240,409
Private Placement	2,124,691	2,125	607,875	—	610,000
Board restricted stock issuance	733,333	733	95,956	—	96,689
Net income	—	—	—	934,319	934,319
Balance at December 31, 2014	80,808,629	80,808	20,293,486	(8,295,550)	12,078,744
Common stock issued upon exercise of stock options	1,395,347	1,396	128,057	—	129,453
Stock option expense	—	—	181,041	—	181,041
Board restricted stock issuance	733,333	733	173,428	—	174,161
Net income (loss)	—	—	—	(231,315)	(231,315)
Balance at December 31, 2015	82,937,309	$82,937	$20,776,012	(8,526,865)	$12,332,084

See accompanying notes to consolidated financial statements.

Table of Contents	32

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business.

Ironclad Performance Wear Corporation (the “Company”, “we”, “us”) was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and automotive and sporting goods retailers. The Company has received six U.S. patents and one international patent and has eleven U.S. and multiple international patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 49 registered U.S. trademarks, 6 in-use U.S. trademarks, 17 U.S. trademark pending registration, 23 registered international trademarks and 44 pending international trademark. We also have 7 copyright marks.

2. Accounting Policies.

Basis of Consolidation

The consolidated financial statements include the accounts of Ironclad Performance Wear Corporation, the parent company, and its wholly owned subsidiary Ironclad California. All significant inter-company transactions have been eliminated in consolidation.

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

Accounts Receivable

The allowance for doubtful accounts for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Management believes the balances for allowance for doubtful accounts at December 31, 2015 and 2014 are reasonably stated.

Accounts Receivable	December 31, 2015	December 31, 2014

Accounts receivable	$8,887,768	$6,313,032
Less-Allowance for doubtful accounts	(30,000)	(30,000)

Net accounts receivable	$8,857,768	$6,283,032

Inventory

Inventory is stated at the lower of average cost (which approximates first in, first out) or market and consists primarily of finished goods. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s estimated forecast of product demand and production requirements.

Table of Contents	33

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Computers and software are depreciated over a period of 36 months. Furniture and equipment is depreciated over a period of 60 months. Leasehold improvements are depreciated over fifteen years or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred.

Operating Leases

Rental expense for operating leases are recognized on a straight-line basis over the term of the lease agreements including rent free periods.

Trademarks and Patents

The costs incurred to acquire trademarks and patents, which are active and relate to products with a definite life cycle, are amortized over the estimated useful life of fifteen years. Trademarks, which are active and relate to corporate identification, such as logos, are not amortized. Pending trademarks and patents are capitalized and reviewed monthly for active status. Indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. The Company's fair value methodology is based on prices of similar assets or other valuation methodologies including discounted cash flow techniques. Definite-lived intangible assets are amortized over their estimated useful lives. The Company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

Long-Lived Asset Impairment

The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from the assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Based upon the anticipated future income and cash flow from operations and other factors, relevant in the opinion of the Company’s management, there has been no impairment.

Operating Segment Reporting

The Company has one product line, “gloves”.  In previous years the Company had two product lines, “gloves” and “apparel”, but as a result of the decrease in the number of performance apparel items produced and sold by the Company, the Company has determined that it has one product line. The Company’s chief operating decision maker makes operating decisions and assesses performance for the “gloves” product line.

Table of Contents	34

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer, however, we have negotiated special terms with certain customers and industries. The Company typically collects payment from a customer within 30 to 60 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products. The Company recognizes revenues when products are shipped or delivered to customers, based on terms of agreement with the customer and collection is reasonably assured.

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally through third party distributors. Below is a table outlining this breakdown for the comparative periods:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Domestic	$16,265,891	$18,972,659
International	7,316,128	5,310,893
Total	$23,582,019	$24,283,552

The Company sells product directly to numerous international distributors, located on various continents. As the Company does not receive information from these distributors regarding their customers and their respective locations, the Company is not able to specifically disclose in which countries its’ products are sold.

Cost of Goods Sold

Cost of goods sold includes all of the costs associated with producing the product by independent, third party factories (FOB costs), plus the costs of transporting, inspecting and delivering the product to our distribution warehouse in California (landed costs). Landed costs consist primarily of ocean/air freight, transport insurance, import duties, administrative charges and local trucking charges from the port to our warehouse. Purchasing, warehousing and distribution costs are reported in operating expenses on the line item entitled “Purchasing, warehousing and distribution”.

Product Returns, Allowances and Adjustments

Product returns, allowances and adjustments is a broad term that encompasses a number of offsets to gross sales. Included herein are warranty returns of defective products, returns of saleable products and sales adjustments.

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the years ended December 31, 2015 and 2014, were approximately $17,000 or 0.1% and $39,000 or 0.2% of net sales, respectively.

Table of Contents	35

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the years ended December 31, 2015 and 2014, were approximately $279,000 or 1.2% and $121,000 or 0.5% of net sales, respectively. Adjustments to the product returns reserve for the years ended December 31, 2015 and 2014 were approximately $0 or 0.0% and $30,000 or 0.1%, respectively.

Sales Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the years ending December 31, 2015 and 2014 were approximately $129,000 or 0.5% and $70,000 or 0.3%, respectively.

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

Reserve for Product and Warranty Returns
Reserve Balance 12/31/13	$75,000
Payments Recorded During the Period	(230,389)
(155,389)
Accrual for New Liabilities During the Reporting Period	230,389

Reserve Balance 12/31/14	75,000
Payments Recorded During the Period	(294,959)
(219,959)
Accrual for New Liabilities During the Reporting Period	294,959

Reserve Balance 12/31/15	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the years ended December 31, 2015 and 2014 were $342,403 and $423,962, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales and the related freight costs as cost of sales.

Customer Concentrations

Customer “A” accounted for approximately $4,673,000 or 20% of net sales for year ended December 31, 2015 and Customer “B” accounted for approximately $2,919,000 or 12% of net sales for the year ended December 31, 2015. Customer “A” accounted for approximately $6,792,000 or 28% of net sales for year ended December 31, 2014 and Customer “B” accounted for approximately $5,457,000 or 23% of net sales for the year ended December 31, 2014. No other customer accounted for more than 10% of net sales. All transactions were in United States dollars. There were no transaction gains or losses associated with sales transactions.

Table of Contents	36

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable Concentrations

Customer “B” accounted for approximately $1,372,000 or 15% of accounts receivable at December 31, 2015 and Customer “D” accounted for approximately $2,132,000 or 24% of accounts receivable at December 31, 2015. Customer “A” accounted for approximately $943,000 or 15% of accounts receivable at December 31, 2014, Customer “B” accounted for approximately $1,817,271 or 29% of accounts receivable at December 31, 2014 and Customer “C” accounted for approximately $679,000 or 11% of accounts receivable at December 31, 2014. No other customer accounted for more than 10% of accounts receivable. All transactions were in United States dollars.

Seasonality

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period. We typically generate approximately 60% of our glove net sales during these months. As the overall economy continues to experience pockets of recovery, our results have been positively impacted by the successful introduction of new products designed specifically for the oil and gas, safety, automotive and sporting goods industries.

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

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31:

	2015	2014
Numerator: Net Income (Loss)	$(231,315)	$934,319
Denominator: Basic EPS
Common shares outstanding, beginning of year	80,808,629	76,704,275
Weighted average common shares issued during the year	1,011,180	1,734,282
Denominator for basic earnings per common share	81,819,809	78,438,557
Denominator: Diluted EPS
Common shares outstanding, beginning of period	80,808,629	76,704,275
Weighted average common shares issued during the year	1,011,180	1,734,282
Dilutive stock options outstanding at the end of the year	—	10,848,845
Denominator for diluted earnings per common share	81,819,809	89,287,402

Table of Contents	37

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following potential common shares have been excluded from the computation of diluted net earnings per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2015	2014
Common Stock Warrants	43,146	43,146
Common Shares	10,864,053	2,602,625

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

The significant components of benefit for income taxes were federal tax benefit of $8,359 and $91,200 for the years ended December 31, 2015 and 2014, respectively, offset by current state provisions of $2,490 and $2,255, for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2014 we assessed the need for a valuation allowance against our deferred tax assets and, based on the positive evidence of the prior four years’ pre-tax income and forecasted future results, concluded that it is more likely than not that we would be able to realize some of our deferred tax assets. Accordingly, we released $760,000 of our valuation allowance in 2014. At December 31, 2015 we once again reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize more of our deferred tax asset than estimated in 2014. Accordingly, there is no adjustment to deferred taxes for 2015. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets and have provided a 42% valuation allowance against our remaining deferred tax asset as of December 31, 2015.

By statute, tax years ending in December 31, 2015 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

Under the accounting for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The company uses the following valuation techniques to measure fair value for its assets and liabilities:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities;
•	Level 2 – Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs);
•	Level 3 – Unobservable inputs for the asset or liability, which are valued based on management's estimates of assumptions that market participants would use in pricing the asset or liability.

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, line of credit, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

Defined Contribution Plan

Obligations for contributions to defined contribution plans are expensed as the related service is provided. Prepaid contributions are recognized as an asset to the extent that a cash refund or a reduction in future payments is available. Employer match contributions to the Company’s 401(k) plan, for the years ended December 31, 2015 and 2014 were $81,206 and $93,503, respectively.

Contingent Losses

We record a liability for a contingent loss when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”), which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. In July 2015, the FASB approved a deferral of the ASU effective date from annual and interim periods beginning after December 15, 2016 to annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

Table of Contents	39

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The new standard applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, requiring the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related debt liability. The new standard applies retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the impact this ASU will have on our financial position and results of operations but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.

On July 22, 2015, the FASB issued ASU 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early application of the ASU is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is early adopting this guidance effective January 1, 2016 on a retrospective basis. We are currently evaluating the impact this ASU will have on our financial position and results of operations but do not expect adoption will have a material impact on our financial position, results of operations or cash flows.

Table of Contents	40

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Inventory

At December 31, 2015 and 2014 the Company had one class of inventory - finished goods.

	December 31, 2015	December 31, 2014

Finished Goods	$7,229,515	$7,671,454
Reserve for Obsolescence	(547,800)	(547,800)
Net Inventory	$6,681,715	$7,123,654

4. Property and equipment

Property and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Computer hardware and software	$622,264	$507,640
Furniture and equipment	308,398	255,085
Leasehold improvements	174,298	169,904
	1,104,960	932,629
Less accumulated depreciation	(767,047)	(641,953)

Property and equipment, net	$337,913	$290,676

Depreciation expense for the years ended December 31, 2015 and 2014 was $125,093 and $114,100, respectively.

5. Trademarks and patents

Trademarks and patents consisted of the following:

	December 31, 2015	December 31, 2014

Trademarks and patents	$193,989	$193,624
Less: Accumulated amortization	(68,094)	(58,560)

Trademarks, net	$125,895	$135,064

Trademarks consist of definite-lived trademarks of $126,890 and $126,525 and indefinite-lived trademarks of $67,099 and $67,099 at December 31, 2015 and 2014, respectively. All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $9,534 and $9,496 for the years ended December 31, 2015 and 2014, respectively. The Company expects to amortize approximately $10,000 in each of the next five years.

Table of Contents	41

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014

Accounts payable	$574,657	$727,223
Accrued inventory	1,894,190	1,043,397
Accrued rebates and co-op	159,227	202,805
Accrued returns reserve	75,000	75,000
Customer deposits	7,722	167,410
Accrued expenses – other	647,928	373,788

Total accounts payable and accrued expenses	$3,358,724	$2,589,623

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan expires November 30, 2016. On or before the expiration date the Company intends to either renew or replace it with another line of credit. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at December 31, 2015 was 2.697%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. At December 31, 2015, the Company is in compliance with all covenants. At December 31, 2015, we had unused credit available under our current facility of approximately $4,601,808.

Table of Contents	42

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Equity transactions

Common Stock

On January 23, 2015 the Company issued 106,600 shares of common stock upon the exercise of stock options at exercise prices ranging from $0.09 to $0.095.

On June 4, 2015 the Company issued 733,333 shares of restricted common stock with a fair value of $0.28, vesting over a period of one year.

On August 11, 2015 the Company issued 601,055 shares of common stock upon the exercise of stock options at exercise prices ranging from $0.09 to $0.095.

On August 16, 2015 the Company issued 503,158 shares of common stock upon the exercise of stock options at exercise prices ranging from $0.09 to $0.095.

On August 23, 2015 the Company issued 62,500 shares of common stock upon the exercise of stock options at exercise prices ranging from $0.09 to $0.095.

On August 27, 2015 the Company issued 122,034 shares of common stock upon the exercise of stock options at an exercise price of $0.09.

There were 82,937,309 shares of common stock of the Company outstanding at December 31, 2015.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2014	43,146	$0.185
Warrants outstanding at December 31, 2015	43,146	$0.185

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

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For stock options issued during the years ended December 31, 2015 and 2014, the fair value of these options was estimated at the date of the grant using a Black-Scholes Model with the following range of assumptions:

	December 31, 2015	December 31, 2014
Risk free interest rate	1.54%	0.05% - 2.66%
Dividends	—	—
Volatility factor	133.9%	80.9% - 194.8%
Expected life	6.25 years	5.5 - 6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	10,143,765	$0.14
Granted	5,138,250	$0.18
Exercised	(1,246,330)	$0.12
Cancelled/Expired	(1,360,694)	$0.17
Outstanding at December 31, 2014	12,674,991	$0.16
Exercised	(1,395,347)	$0.09
Cancelled/Expired	(1,148,924)	$0.16
Outstanding at December 31, 2015	10,130,720	$0.16
Exercisable at December 31, 2015	7,515,298	$0.16

Table of Contents	44

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize information about stock options outstanding at December 31, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.27	10,864,053	6.24	$0.154	$1,481,094

The following tables summarize information about stock options exercisable at December 31, 2015:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.27	7,881,966	5.45	$0.151	$1,096,219

The following tables summarize information about non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2013	2,254,531	$0.13
Granted	5,138,250	$0.14
Vested	(1,125,574)	$0.12
Forfeited	(775,339)	$0.12
Non-Vested at December 31, 2014	5,491,868	$0.14
Vested	(2,243,114)	$0.13
Forfeited	(633,332)	$0.14
Non-Vested at December 31, 2015	2,615,422	$0.16

From time to time, we issue awards of restricted common stock to board members representing common stock of the Company. Generally, the awards vest over a period of one year after the date of grant contingent upon the continued service of the recipients. Awards are valued based on the market value of the common stock at grant date and compensation expense is recognized over the vesting period. The Company granted 733,333 restricted common stock awards in both 2015 and 2014.

The following tables summarize information about non-vested stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2013	—	$0.0
Granted	733,333	$0.23
Vested	(366,666)	$0.23
Non-Vested at December 31, 2014	366,667	$0.23
Granted	733,333	$0.28
Vested	(733,335)	$0.26
Non-Vested at December 31, 2015	366,665	$0.28

Table of Contents	45

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded $355,202 of compensation expense for employee stock options during the year ended December 31, 2015. There was a total of $427,922 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2000 and 2006 Option Plans outstanding at December 31, 2015. This cost is expected to be recognized over a weighted average period of 2.17 years. The total fair value of shares vested during the year ended December 31, 2015 was $482,272.

9. Income Taxes

The benefit for income taxes for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Current	$5,869	$88,945
Deferred	—	760,000

	$5,869	$848,945

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2015 and 2014 as follows:

	2015	2014
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	3.76	(2.7)
Change in valuation allowance	(30.14)	(1,220.1)
True-up federal income tax liability	(1.30)	(106.8)
Other	(3.83)	297.4
Total	2.49%	(998.2%)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize more of the benefits of this deductible difference than estimated in 2014, and has chosen to maintain its deferred tax asset at the same level at December 31, 2015.

Table of Contents	46

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Deferred tax assets
Net operating loss carryforward	$1,799,777	$1,909,145
Stock option expense	1,561,198	1,419,724
Allowance for doubtful accounts	11,949	11,949
Allowance for product returns	29,873	29,873
Inventory reserve	218,189	218,189
Other	143,884	141,063
Valuation allowance	(1,594,720)	(1,523,234)

Total deferred tax assets	2,170,150	2,206,709
Fixed Assets/Intangibles	(32,958)	(75,673)
Deferred tax liabilities – state taxes	(305,192)	(299,036)
Total deferred tax liabilities	(338,150)	(374,709)
Net deferred tax assets	$1,832,000	$1,832,000

As of December 31, 2015, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $4,104,000 and $5,384,000, respectively, that expire between 2016 and 2027.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company exercised its five year option to renew this lease commencing in July 2011. The facility is located in El Segundo, California. As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 for tenant improvements. Rent expense for this facility for the years ended December 31, 2015 and 2014 was $3,069 and $126,972, respectively. The Company has sublet this facility for the remainder of its lease term as the Company relocated to Texas.

On June 11, 2014, the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102. As part of this process, we were granted $60,000 for tenant improvements. Rent expense attributable to this facility for the years ended December 31, 2015 and 2014 was $108,768 and $32,350, respectively.

On November 10, 2015, the Company entered into a 24 month lease for a new international sourcing office in Jakarta, Indonesia, commencing on January 1, 2016. The monthly base rent is approximately $1,200 during the first year of the lease with an increase to approximately $1,325 per month for the second year of the lease. A security deposit of three month’s rent has been made in the amount of $3,730. Rent expense attributable to this facility for the year ended December 31, 2015 was $0.

The Company has various non-cancelable operating leases for office equipment expiring through August, 2018. Equipment lease expense charged to operations under these leases was $13,672 and $12,962 for the years ended December 31, 2015 and 2014, respectively.

Table of Contents	47

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total

2016	$196,034	$10,139	$206,173
2017	112,919	9,240	122,159
2018	16,175	5,775	21,950

	$325,128	$25,154	$350,282

Ironclad California executed a Consulting Agreement with Eduard Albert Jaeger, its founder and former CEO, effective in February 18, 2014. Pursuant to the terms of this two year Consulting Agreement, Mr. Jaeger will be paid an initial base fee of $225,000 for the first year of the agreement and a base fee of $150,000 for the second year of the agreement. In addition, the Company will reimburse Mr. Jaeger for 100% of the premiums for COBRA coverage for himself and his family for the first 12 months of the agreement. The Company will also reimburse Mr. Jaeger for any travel and lodging expense incurred while rendering services to the Company. The total expense recognized in the years ended December 31, 2015 and December 31, 2014 for Mr. Jaeger’s fees and COBRA was $188,314 and $209,512, respectively.

Legal Proceedings.

On September 28, 2015 Ironclad Performance Wear Corporation filed a Petition in the District Court of Dallas County, Texas, 193rd Judicial District, Cause No. DC-15-11878, against Orr Safety Corporation (“Orr”), a significant customer of the Company.  The Petition alleged that Orr had materially breached an Exclusive License and Distributorship Agreement with Ironclad by, inter alia, failing to use its best efforts to actively promote, market and sell the KONG® brand of gloves manufactured by Ironclad, and selling gloves that were similar to, or competitive with, the KONG® brand.  The Petition also alleged that Orr materially breached other agreements between the parties, and provided notice that Ironclad was terminating the Exclusive License and Distributorship Agreement due to Orr’s material breaches.  The Petition sought damages, declaratory relief regarding Ironclad’s rights and obligations under the relevant agreements, and all other available relief.  On October 23, 2015, Orr filed an Answer and Counterclaim in the Dallas County action, and concurrently removed the case to the United States District Court for the Northern District of Texas, Case No. 3:15-cv-03453-D.  Orr’s Counterclaim alleged that Ironclad breached the Exclusive License and Distributorship Agreement, as well as a Sub-Distributorship Agreement between the parties by, inter alia, infringing upon Orr’s exclusive rights under the agreements, failing to pay appropriate royalties to Orr, and failing to protect the intellectual property of the KONG® brand of glove.  The Counterclaim also alleged that Ironclad engaged in selling “counterfeit” KONG® products in violation of the parties’ agreement.  Ironclad filed an Answer to the Counterclaim on November 27, 2015 denying all material allegations.  On December 7, 2015, Orr filed an Amended Answer to Ironclad’s Petition responding to each of the allegations pursuant to the pleading standards in federal court.  On December 3, 2015, the Court entered a Scheduling Order setting deadlines for discovery and dispositive motions.  No trial date has been set.  Discovery in the case is ongoing.

11. Subsequent Event

On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base.

Table of Contents	48

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

As of December 31, 2015, management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

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

We carried out an evaluation under the supervision, and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or 1992 COSO. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with

Table of Contents	49

GAAP. The Company has started the process of adopting the 2013 COSO Framework during 2015 and expects full adoption in 2016.

Based on their evaluation, our management concluded that internal control over financial reporting was effective as of December 31, 2015.

Item 9B. Other Information.

None.

Table of Contents	50

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 15, 2016. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
Jeffrey Cordes	58	Chief Executive Officer, Director
William Aisenberg	55	Executive Vice President, Chief Financial Officer And Secretary
R.D. Pete Bloomer	80	Director
Vane Clayton	57	Director
David Jacobs	82	Director
Michael A. DiGregorio	61	Director
Charles H. Giffen	58	Director
Patrick O’Brien	69	Director

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

Table of Contents	51

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

Vane Clayton, Director

Mr. Clayton has served on our board of directors since March 2004, and has served as our Chairman of the Board since May 2014. He currently serves as the Chairman, CEO and board member of KPA, LLC, a technology enabled services company providing environment, health and safety compliance, human resource management software and sales and finance compliance solutions to 6,000 clients in the U.S. and Canada. Mr. Clayton created liquidity for KPA’s prior private equity investors in 2014 with the sale of KPA to CIVC Partners, a Chicago-based Private Equity firm. Prior to KPA, Mr. Clayton was President of ZOLL Data Systems, an Enterprise Software subsidiary of ZOLL Medical Corporation (purchased by Asahi Kasei for $2.2B in 2012). Earlier in his career, Mr. Clayton managed a sales team for Raychem ($1.7B in Sales), a division of Tyco Electronics. Mr. Clayton has experience in directing public and private companies in high growth sales and marketing strategies; new product and channel development; fund raising; Sarbanes-Oxley Section 404 compliance; strategic positioning; and building successful teams. Mr. Clayton holds a B.S. in Agricultural/Mechanical Engineering from Purdue University and an MBA from Harvard Business School.

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

Table of Contents	52

Michael A. DiGregorio, Director

Mr. DiGregorio was appointed to our board of directors in January 2013 pursuant to the terms of the previously disclosed Settlement Agreement signed in December 2012. He has spent many years in senior financial and operating capacities in domestic and international markets. A CPA by background, he has been CFO of public and private companies, and also president of two large organizations. Thirteen of those years were spent working with private equity groups, in which he helped transform underperforming companies and helped add significant market value to those enterprises. Since early 2012, he has been developing his board and advisory practice. From mid-2009 to February 2012, he was EVP & CFO for Korn Ferry International, Inc. Previously he had been the CFO at St. John Knits and also at Jafra Cosmetics International, Inc. Mr. DiGregorio also serves as a member of the board of directors of Calavo Growers, Inc. (NASDAQ: CVGW), Matilda Jane Clothing Co. LLC and Humantelligence, LLC. Mr. DiGregorio’s experience in senior financial and operating capacities led to the conclusion that Mr. DiGregorio should serve on our board of directors in light of our business and structure.

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

Patrick O’Brien, Director

Mr. O’Brien was appointed to our board of directors in March 2014. He brings to our board of directors his seasoned executive and business expertise with diverse international experience in private and public companies with an emphasis on financial analysis and business development. He currently serves as the Managing Director & Principal of Granville Wolcott Advisors, a company he formed in 2009 which provides business consulting, due diligence and asset management services for public and private clients. From 2005 to 2009, Mr. O’Brien was a Vice President - Asset Management for Bental-Kennedy Associates Real Estate Counsel where he represented pension fund ownership interests in hotel real estate investments nationwide. Mr. O’Brien also serves on the board of directors of Livevol, Inc., a private company that is a leader in equity and index options technology, and Merriman Holdings, Inc. (OTCQX: MERR), an institutional broker-dealer with an investment banking, corporate servicing practice and a Digital Capital Platform. Cinedigm is a new kind of independent studio providing solutions across four primary business areas: acquisition & releasing; digital cinema service; distribution services; and digital networks. (CIDM: NASDAQ). Mr. O’Brien previously served as a member of the board of directors of Factory Card & Party Outlet (FCPO, NASDAQ) until its sale to AAH Holdings. Mr. O’Brien is a graduate of the Eli Broad College of Business at Michigan State University with a BA in Hotel Management.

Table of Contents	53

Audit Committee of the Board of Directors

The Audit Committee of our board of directors currently consists of Messrs. DiGregorio (Chair), Giffen and O’Brien. Our board of directors has determined that Mr. DiGregorio is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, and that Messrs. DiGregorio, Giffen and O’Brien are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Our board of directors has also determined that each other member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. Accordingly, our board of directors believes that each member of our Audit Committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations on our Audit Committee. The primary purposes of the Audit Committee are (i) to review the scope of the audit and all non-audit services to be performed by our independent registered public accounting firm and the fees incurred by us in connection therewith, (ii) to review the results of such audit, including the report of our independent registered accounting firm and letter of comment to management and management’s response thereto, (iii) to review with our independent registered public accounting firm our internal accounting principles, policies and practices and financial reporting, (iv) to engage our independent registered public accounting firm and (v) to review our quarterly and annual financial statements prior to public issuance. The role and responsibilities of the Audit Committee are more fully set forth in a written Charter adopted by our board of directors. The Audit Committee was created by our board of directors effective May 18, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2015, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than Mr. Clayton who did not timely file one Form 4 reporting one transaction.

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

Table of Contents	54

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

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Jeffrey Cordes (1)	2015	300,000	—	10,600	310,600
Chief Executive Officer, President, Director	2014	252,692	325,103	11,129	588,924

William Aisenberg(2)	2015	225,000	—	9,036	234,036
Executive Vice President, Chief	2014	144,519	136,819	6,103	287,411
Financial Officer, Secretary

Kenneth Bryan Griggs(3)	2015	176,538	—	5,154	181,692
Former Exec. V.P. – Sales &	2014	212,827	65,606	6,065	284,498
Marketing
(1)	Mr. Cordes commenced employment as our Chief Executive Officer, President and a Director on February 18, 2014. The other compensation disclose588,924d for Mr. Cordes represents 401(k) employer matching funds. Mr. Cordes’ annual base salary is $300,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. Mr. Cordes has an employment agreement with us the terms of which are discussed below. On February 18, 2014, we granted Mr. Cordes options to purchase 2,700,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter. The fair value of those options was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2014	2.14%	80.9%	6.25 years	None
(2)	Mr. Aisenberg commenced employment as our Executive Vice President, Chief Financial Officer and Secretary on May 5, 2014. The other compensation disclosed for Mr. Aisenberg represents 401(k) employer matching funds. Mr. Aisenberg’s annual base salary is $225,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. Mr. Aisenberg has an employment agreement with us the terms of which are discussed below. On May 8, 2014, we granted Mr. Aisenberg options to purchase 1,000,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter. The fair value of those options was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2014	2.62%	82.2%	6.25 years	None

(3)	Mr. Griggs commenced employment as our Executive Vice President-Sales & Marketing on February 20, 2014. The other compensation disclosed for Mr. Griggs represents 401(k) employer matching funds. Mr. Griggs’ annual base salary is $255,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. Mr. Griggs employment with the Companyt erminated on July 17, 2015. On March 1, 2014, we granted Mr. Griggs options to purchase 500,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter. The fair value of those options was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Table of Contents	55

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2014	2.25%	84.5%	6.25 years	None

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date
Jeffrey Cordes	—	(2)	2,700,000	(2)	0.17	2/18/24

William Aisenberg	—	(3)	1,000,000	(3)	0.19	5/8/24
(1)	On May 4, 2009, the board of directors approved changing the exercise price for all outstanding stock options, outstanding as of that date, which were fixed and re-priced at $0.09 per share, which price represents an amount equal to $0.02 above the average closing stock price of the Company over the prior 30 days.
(2)	Mr. Cordes was granted options to purchase 2,750,000 shares on 2/18/14, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.
(3)	Mr. Aisenberg was granted options to purchase 1,000,000 shares on 5/8/14, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter.

The following executive officers listed in the above table exercised options during the fiscal year ended December 31, 2015:

Name	# Options Exercised	Exercise Price	Total
None

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
R. D. Pete Bloomer	30,000	28,000	58,000
Vane Clayton	42,000	46,667	88,667
Michael DiGregorio	36,000	37,333	73,333
Charles Giffen	30,000	28,000	58,000
David Jacobs	30,000	28,000	58,000
Patrick O’Brien	36,000	37,333	73,333

None of the directors listed in the above table exercised options during the fiscal year ended December 31, 2015.

In 2014, non-employee directors of Ironclad received $30,000 for attending meetings and serving on Ironclad’s board of directors. In addition, effective May 20, 2014, the Chairman of the Board began to receive an additional $12,000 per year, payable in four quarterly installments of $3,000 each. Also effective May 20, 2014, committee chairs began to receive an additional $6,000 per year, payable in four quarterly installments of $1,500 each. In 2015, non-employee directors of Ironclad received $30,000 for attending meetings and serving on Ironclad’s board of directors. In addition, the Chairman of the Board received an additional $12,000 per year, payable in four quarterly installments of $3,000 each. Also, committee chairs received an additional $6,000 per year, payable in four quarterly installments of $1,500 each. Since April 2000, non-employee directors of Ironclad California and, after 2006, our company have each received options to purchase shares or restricted shares of Ironclad common stock upon their appointment to our board of directors and periodically thereafter. We expect to continue the practice of compensating our directors with options to purchase our common stock going forward. Compensation payable to non-employee directors may be adjusted from time to time, as approved by our board of directors.

Table of Contents	56

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

Table of Contents	57

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

Table of Contents	58

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of March 15, 2016 by:

•	each of our executive officers;
•	each of our directors;
•	all of our directors and executive officers as a group; and
•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 15, 2016 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 82,937,309 shares of our common stock outstanding on March 15, 2016. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Ironclad Performance Wear Corporation, 1920 Hutton Court, Suite 300, Farmers Branch, Texas 75234.

Table of Contents	59

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Executive Officers and Directors:
Jeffrey Cordes (1)	2,142,373	2.5%
Chief Executive Officer, Director
William Aisenberg (2)	2,379,506	2.9%
Chief Financial Officer, Executive Vice President, Secretary
R.D. Pete Bloomer (3)	1,125,604	1.3%
Director
Vane Clayton (4)	1,701,175	2.0%
Director
David Jacobs (5)	854,310	1.0%
Director
Michael DiGregorio (6)	967,476	1.2%
Director
Charles Giffen (7)	519,577	*
Director
Patrick O’Brien (8)	479,071	*
Director
Directors and officers as a group (8 persons) (9)	10,169,092	11.6%

5% Shareholders:
Ronald Chez	7,535,791	9.1%
Scott Jarus	7,299,700	8.8%
Kenneth J. Frank	5,842,951	7.0%

* Less than 1%

(1)	Includes 1,518,750 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 15, 2016.
(2)	Includes 479,167 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 15, 2016.
(3)	Consists of (i) 372,882 shares of common stock held directly, (ii) 46,722 shares of common stock held by CVM Management, Inc., of which Mr. Bloomer is the President and as such has voting and investment power, and (iii) 835,437 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 15, 2016.
(4)	Consists of (i) 667,217 shares of common stock held directly, (ii) 166,667 shares of common stock held by Clayton Wyoming, LLC, of which Mr. Clayton is the manager and as such has voting and investment power, and (iii) 706,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 15, 2016.
(5)	Includes 306,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 15, 2016.
(6)	Includes 232,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 15, 2016.
(7)	Includes 232,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 15, 2016.
(8)	Includes 38,250 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 15, 2016.
(9)	Consists of, (i) 5,606,510 shares of common stock, and (ii) 4,562,582 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of March 15, 2016.

Table of Contents	60

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Stock Incentive Plan)	406,795	(1)	$0.09	—

Equity compensation plans approved by security holders (2006 Stock Incentive Plan)	10,457,258	(2)	$0.154	4,856,898

Equity compensation plans not approved by security holders (Warrants)	43,146	(3)	$0.185	—

Total	10,907,199		$0.152	4,856,898

(1)	This number represents options assumed in connection with the merger with Ironclad California.
(2)	This number represents stock options to purchase 10,457,258 shares of our common stock under the 2006 Stock Incentive Plan, or the Plan.
(3)	This number represents warrants issued to purchase 43,146 shares of our common stock in exchange for services. This warrant has no expiration.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

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

Table of Contents	61

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

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered by BDO USA, LLP for the years ended December 31, 2015 and December 31, 2014, are set forth below.

	2015	2014
Audit Fees	$105,000	$92,500
Audit-Related Fees	—	—
Total Auditor Fees	$105,000	$92,500

Audit Fees

The audit fees for the years ended December 31, 2015 and December 31, 2014 were for professional services rendered by BDO USA, LLP. Audit fees relate to professional services rendered in connection with the audit of the Company's consolidated annual financial statements, quarterly review of consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings.

Audit-Related Fees

There were no fees for audit-related services for the years ended December 31, 2015 and 2014. Audit-related services principally include accounting consultations.

Tax Fees

Fees were incurred totaling approximately $20,400 and $18,200 during the years ended December 31, 2015 and 2014, respectively for tax services, including for tax compliance, tax advice and tax planning. The tax services were provided by Huselton, Morgan & Maultsby and BDO USA, LLP during the years ended December 31, 2015 and December 31, 2014.

All Other Fees

No other fees were incurred during the years ended December 31, 2015 and 2014 for services provided by BDO USA, LLP, except as described above.

Audit Committee Pre-Approval Policy

The Audit Committee is responsible for appointing, setting the compensation for and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee is required to approve all audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of these services does not impair the independent auditor's independence; except that the Chairman of the Audit Committee has discretion to unilaterally engage accounting professionals previously approved by the Audit Committee to perform additional services, provided that the cost of such services does not exceed certain predetermined amounts.

The Audit Committee specifically approved all audit and non-audit services performed by our independent accountants in 2015.

Table of Contents	62

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 25.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number		Exhibit Title

3.1.1		Articles of Domestication of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
3.1.2		Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
3.1.3		Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
3.2		Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed March 7, 2014.
4.1.1		Articles of Domestication of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
4.1.2		Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
4.1.3		Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
4.2		Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed March 15, 2012.
4.3		Ironclad Performance Wear Corporation 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-139210), filed December 8, 2006.
4.4		First Amendment to Ironclad Performance Wear Corporation 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-139210), filed December 8, 2006.
4.5		2006 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-145855), filed September 4, 2007.
4.6		Amendment No. 1 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 11, 2009.
4.7		Amendment No. 2 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 000-51365), filed April 18, 2011.
4.8		Amendment No. 3 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 000-51365), filed April 5, 2013.
4.9		Amendment No. 4 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 000-51365), filed April 9, 2014.
10.1	†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed December 21, 2012.
10.2	†	Separation Agreement between Eduard Albert Jaeger and the Registrant. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.

Table of Contents	63

10.3		Standard Industrial/Commercial Multi-Tenant Lease by and between Park/El Segundo Partners, LLC, and the Registrant, dated September 12, 2005, as amended. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
10.4		Letter Agreement with Advantage Media Systems, Inc., dated June 29, 2007. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed July 6, 2007.
10.5	*	Exclusive License and Distributorship Agreement dated January 6, 2009, between the Registrant and Orr Safety Corporation. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 15, 2009.
10.6		Business Loan Agreement dated November 30, 2012, between Ironclad Performance Wear Corporation and Union Bank, N.A. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed December 11, 2012.
10.7		Security Agreement dated November 30, 2012, between Ironclad Performance Wear Corporation and Union Bank, N.A. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed December 11, 2012.
10.8		Commercial Promissory Note issued on November 30, 2012 by Ironclad Performance Wear Corporation in favor of Union Bank, N.A. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-51365), filed December 11, 2012.
10.9	†	Offer Letter dated February 3, 2014 issued by Ironclad Performance Wear Corporation to Jeffrey Cordes. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 13, 2014.
10.10	†	Offer Letter dated February 18, 2014 issued by Ironclad Performance Wear Corporation to K. Bryan Griggs.
10.11	†	Offer Letter dated April 22, 2014 issued by Ironclad Performance Wear Corporation to William Aisenberg. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed August 13, 2014.
10.12		Industrial Multi-Tenant Lease dated June 11, 2014, between Ironclad Performance Wear Corporation and 6400 Broadway L.L.L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365) filed June 17, 2014.
10.13		Form of Subscription Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed August 25, 2014.
10.14		Form of Lock-Up Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed August 25, 2014.
10.15	*	Revolving Loan and Security Agreement dated November 28, 2014, among Ironclad Performance Wear Corporation, a California corporation, Ironclad Performance Wear Corporation, a Nevada corporation and Capital One, N.A.
10.16		Revolving Line of Credit Note issued by Ironclad Performance Wear Corporation, a California corporation, and Ironclad Performance Wear Corporation, a Nevada corporation, to Capital One, N.A.
21.1		Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
23.1		Consent of BDO USA, LLP
24.1		Power of Attorney (included on signature page).
31.1		Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS	XBRL Instance.
101.	SCH	XBRL Taxonomy Extension Schema.
101.	CAL	XBRL Taxonomy Extension Calculation.

Table of Contents	64

101.	DEF	XBRL Taxonomy Extension Definition.
101.	LAB	XBRL Taxonomy Extension Labels.
101.	PRE	XBRL Taxonomy Extension Presentation.

† Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

** Furnished herewith.

Table of Contents	65

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: March 23, 2016		/s/ William Aisenberg
	By:	William Aisenberg
	Its:	Executive Vice President and
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

Name	Title	Date

/s/ Jeffrey Cordes	Chief Executive Officer and Director	March 23, 2016
Jeffrey Cordes	(Principal Executive Officer)

/s/ William Aisenberg	Executive Vice President and	March 23, 2016
William Aisenberg	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David Jacobs	Director	March 23, 2016
David Jacobs

/s/ R.D. Pete Bloomer	Director	March 23, 2016
R. D. Pete Bloomer

/s/ Vane Clayton	Director	March 23, 2016
Vane Clayton

/s/ Michael DiGregorio	Director	March 23, 2016
Michael DiGregorio

/s Charles Giffen	Director	March 23, 2016
Charles Giffen

/s/ Patrick O’Brien	Director	March 23, 2016
Patrick O’Brien

Table of Contents	66