Form 10-Q
period 2016-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2016-05-16
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As of May 8, 2016, the registrant had 83,098,600 shares of common stock issued and outstanding.

 PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016 (unaudited)	December 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$276,988	$276,981
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000	8,310,435	8,857,768
Inventory, net of reserve of $449,438 and $547,800	9,302,238	6,681,715
Deposits on inventory	108,597	171,593
Prepaid and other	1,017,181	610,417
Total current assets	19,015,439	16,598,474

PROPERTY AND EQUIPMENT
Computer equipment and software	203,562	622,264
Office equipment and furniture	286,131	308,398
Leasehold improvements	140,717	174,298
Less: accumulated depreciation	(228,912)	(767,047)
Total property and equipment, net	401,498	337,913

Trademarks and patents, net of accumulated amortization of $71,186 and $68,094	164,985	125,895
Deposits	25,036	21,306
Deferred tax assets	1,832,000	1,832,000
Total other assets	2,022,021	1,979,201

Total Assets	$21,438,958	$18,915,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,419,558	$3,358,724
Line of credit	5,926,316	3,224,780
Total current liabilities	9,345,874	6,583,504

Total Liabilities	9,345,874	6,583,504

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 83,098,600 and 82,937,309 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	83,099	82,937
Additional paid-in capital	20,895,120	20,776,012
Accumulated deficit	(8,885,135)	(8,526,865)
Total Stockholders’ Equity	12,093,084	12,332,084
Total Liabilities and Stockholders’ Equity	$21,438,958	$18,915,588

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	1

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
REVENUES
Net sales	$5,046,783	$4,567,682

COST OF SALES
Cost of sales	3,225,842	2,801,086

GROSS PROFIT	1,820,941	1,766,596

OPERATING EXPENSES
General and administrative	892,148	678,412
Sales and marketing	722,222	698,882
Research and development	162,752	155,471
Purchasing, warehousing and distribution	326,246	282,998
Depreciation and amortization	40,326	34,997

Total operating expenses	2,143,694	1,850,760

LOSS FROM OPERATIONS	(322,753)	(84,164)

OTHER INCOME (EXPENSE)

Interest expense	(36,187)	(14,750)
Interest income	—	7
Total other expense	(36,187)	(14,743)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(358,940)	(98,907)

BENEFIT FROM INCOME TAXES	(670)	—

NET LOSS	$(358,270)	(98,907)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	(0.00)
Diluted	$(0.00)	(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	83,011,751	80,889,171
Diluted	83,011,751	80,889,171

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	2

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(358,270)	$(98,907)
Adjustments to reconcile net loss provided by (used in) operating activities:
Depreciation	37,234	32,612
Amortization	3,092	2,385
Inventory reserve	(98,362)	—
Stock option expense	104,753	89,540
Changes in operating assets and liabilities:
Accounts receivable	547,333	1,548,086
Inventory	(2,522,161)	(1,312,488)
Deposits on inventory	62,996	420,590
Prepaid and other	(410,494)	(33,960)
Accounts payable and accrued expenses	60,834	(313,929)
Net cash flows provided by (used in) operating activities	(2,573,045)	333,929

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(100,819)	(49,101)
Investment in trademarks	(42,182)	(366)
Net cash flows used in investing activities	(143,001)	(49,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	14,517	10,002
Proceeds from bank line of credit	5,748,652	3,658,364
Payments to bank line of credit	(3,047,116)	(3,923,209)
Net cash flows provided by (used in) financing activities	2,716,053	(254,843)

NET INCREASE IN CASH	7	29,619
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	276,981	340,903
CASH AND CASH EQUIVALENTS END OF PERIOD	$276,988	$370,522

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$36,187	$14,750

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	3

IRONCLAD PERFORMANCE WEAR CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Description of Business

Ironclad Performance Wear Corporation (“Ironclad”, the “Company”, “we”, “us” or “our”) was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received eight U.S. patents, two international patents, eight U.S. patents and 15 foreign patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 49 registered U.S. trademarks, 6 in-use U.S. trademarks, 18 U.S. trademark pending registration, 23 registered international trademarks, 44 international trademarks pending and 7 copyright marks.

2. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2016.

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

Table of Contents	4

Accounts Receivable

Accounts Receivable	March 31, 2016	December 31, 2015

Accounts receivable	$8,340,435	$8,887,768
Less - allowance for doubtful accounts	(30,000)	(30,000)

Net accounts receivable	$8,310,435	$8,857,768

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

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three months ended March 31, 2016 and March 31, 2015 we decreased our inventory reserve by $98,362 and $0 with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $449,438 as of March 31, 2016 and $547,800 as of March 31, 2015. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Table of Contents	5

Trademarks

The costs incurred to acquire trademarks, which are active and relate to products with a definite life cycle, are amortized over the estimated useful life of fifteen years. Trademarks, which are active and relate to corporate identification, such as logos, are not amortized. Pending trademarks are capitalized and reviewed monthly for active status.

Long-Lived Asset Impairment

The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Based upon the anticipated future income and cash flow from operations and other factors, relevant in the opinion of the Company’s management, there has been no impairment. The Company retired $575,368 of fully depreciated fixed assets during the quarter ended March 31, 2016.

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

Revenue Disclosures

The Company’s revenues are derived substantially from the sale of our core line of task specific work gloves, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Domestic	$3,748,157	$3,458,058
International	1,298,626	1,109,624
Total	$5,046,783	$4,567,682

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/15	$75,000
Payments Recorded During the Period	(87,480)
(12,480)
Accrual for New Liabilities During the Reporting Period	87,480
Reserve Balance 3/31/16	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2016 and 2015 were $62,928 and $86,573, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Table of Contents	7

Customer Concentrations

Three customers accounted for approximately $2,802,000 or 55.5% of net sales for the quarter ended March 31, 2016.   Three customers accounted for approximately $2,468,000 or 54.0% of net sales for the three months ended March 31, 2015.  No other customers accounted for more than 10% of net sales during the periods.

Supplier Concentrations

Three suppliers, who are located overseas, accounted for approximately 58% of total purchases for the three months ended March 31, 2016.  Four suppliers, who are located overseas, accounted for approximately 74% of total purchases for the three months ended March 31, 2015.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

As a result of the net loss for the three months ended March 31, 2016 and 2015, the Company calculated diluted earnings per share using weighted average basic shares outstanding only, as using diluted shares would be anti-dilutive to loss per share.

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, 2016 and 2015 if diluted shares were to be included:

	2016	2015
Numerator: Net Loss	$(358,270)	$(98,907)
Denominator: Basic and Diluted EPS
Common shares outstanding, beginning of period	82,937,309	80,808,629
Weighted average common shares issued during the period	74,442	80,542
Denominator for basic earnings per common share	83,011,751	80,889,171
Denominator: Diluted EPS
Common shares outstanding, beginning of period	82,937,309	80,808,629
Weighted average common shares issued during the period	74,442	80,542
Denominator for diluted earnings per common share	83,011,751	80,889,171

Table of Contents	8

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented as the effect would have been anti-dilutive:

	Three Months
	Ended March 31,
	2016	2015
Options outstanding under the Company’s stock option plans	11,846,509	12,782,237
Common Stock Warrants	43,146	43,146

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

The components of the provision for income taxes for the three months ended March 31, 2016 and 2015 was a benefit of $670 pertaining to a tax refund received and $0, respectively.   Based on its history of losses, the Company historically provided a 100% valuation allowance against its deferred tax assets, as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss carryforwards would be realized. As of March 31, 2016, the Company reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize more of our deferred tax asset than estimated as of December 31, 2015. Accordingly, there is no adjustment to deferred taxes for the period ended March 31, 2016. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets.. These deferred tax benefits are recorded on the balance sheet as long term deferred tax assets of $1,832,000 as of March 31, 2016 and December 31, 2015.

We will continue to evaluate if it is more likely than not that we will realize the benefits from future deferred taxes.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At March 31, 2016 and December 31, 2015, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

Table of Contents	9

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

There were no items measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”).  The FASB issued ASU 2014-12 to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  ASU 2014-12 is effective for the Company for fiscal year 2016. The adoption of the ASU did not have a material impact on our financial position, results of operations or cash flows.

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

Table of Contents	10

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, requiring the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related debt liability. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which amended the SEC paragraphs of ASC Subtopic 835-30 to include the language from the SEC Staff Announcement indicating that the SEC would not object to presenting deferred debt issuance costs related to line-of-credit agreements as assets and subsequently amortizing the deferred debt issuance costs ratably over the term of the agreement. The standards will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. The new guidance shall be applied on a retrospective basis for all periods presented. We adopted this guidance in the first quarter of 2016. The impact was not material as we have a line-of-credit arrangement and debt issuance costs are retained as part of assets.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this guidance effective January 1, 2016 on a retrospective basis. Accordingly, we have reclassified $404,000 of deferred tax assets previously classified as current as of December 31, 2015 to non-current.

3. Inventory

At March 31, 2016 and December 31, 2015 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $449,438 as of March 31, 2016 and $547,800 as of December 31, 2015.

	March 31, 2016	December 31, 2015
Finished goods, net	$9,302,238	$6,681,715

4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2016	December 31, 2015

Computer equipment and software	$203,562	$622,264
Office furniture and equipment	286,131	308,398
Leasehold improvements	140,717	174,298

	630,410	1,104,960
Less: Accumulated depreciation	(228,912)	(767,047)
Property and equipment, net	$401,498	$337,913

Table of Contents	11

Depreciation expense for the three months ended March 31, 2016 and 2015 was $37,234 and $32,612, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	March 31,	December 31,
	2016	2015

Trademarks and patents	$236,171	$193,989
Less: Accumulated amortization	(71,186)	(68,094)
Trademarks and Patents, net	$164,985	$125,895

Trademarks and patents consist of definite-lived trademarks and patents of $182,512 and $126,890 and indefinite-lived trademarks and patents of $53,659 and $67,099 at March 31, 2016 and December 31, 2015, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the three months ended March 31, 2016 and 2015 was $3,092 and $2,385, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Accounts payable	$2,677,003	$2,468,847
Accrued rebates and co-op	214,928	159,227
Customer deposits	—	7,722
Accrued returns reserve	75,000	75,000
Accrued expenses – other	452,626	647,928

Total accounts payable and accrued expenses	$3,419,557	$3,358,724

7. Bank Lines of Credit

Bank Revolving Loan

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan expires November 30, 2016. On or before the expiration date the Company intends to either renew or replace it with another line of credit. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at March 31, 2016 was 2.938%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base. At March 31, 2016, the Company is in compliance with all covenants. At March 31, 2016, we had unused credit available under our current facility of approximately $1,585,661.

Table of Contents	12

As of March 31, 2016 and December 31, 2015, the total amounts due to Capital One, N.A. were $5,926,316 and $3,224,780, respectively.

8. Equity Transactions

Common Stock

On February 18, 2016 the Company issued 161,291 shares of common stock upon the exercise of stock options at an exercise price of $0.09.

There were 83,098,600 shares of common stock of the Company outstanding at March 31, 2016.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2015	43,146	0.19
Warrants exercised	—
Warrants outstanding at March 31, 2016	43,146	0.19

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

No stock options were issued during the three months ended March 31, 2015. For stock options issued during the three months ended March 31, 2016, the fair value of these options amounting to $262,800 was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

Table of Contents	13

March 31, 2016
Risk free interest rate	1.705%
Dividends	—
Volatility factor	101.0%
Expected life	6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	12,674,991	$0.16
Exercised	(1,395,347)	$0.09
Cancelled/Expired	(1,148,924)	$0.16
Outstanding at December 31, 2015	10,130,720	$0.16
Granted	1,200,000	$0.27
Exercised	(161,291)	$0.090
Cancelled/Expired	(56,253)	$0.220
Outstanding at March 31, 2016	11,113,176	$0.18
Exercisable at March 31, 2016	7,657,231	$0.15

The following table summarizes information about stock options outstanding at March 31, 2016:

Range of Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$	0.09 - $0.27	11,113,176	6.45	$0.166	$	1,291, 201

The following table summarizes information about stock options exercisable at March 31, 2015:

Range of Exercise Price		Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$	0.09 - $0.27	7,657,231	5.49	$0.150	$1,025,513

The following table summarizes information about non-vested stock options at March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2015	2,615,422	$0.16
Granted	1,200,000	$0.27
Vested	(303,224)	$0.116
Forfeited	(56,253)	$0.22
Non-Vested at March 31, 2016	3,455,945	$0.193

From time to time, we issue awards of restricted common stock to our board members. Generally, the awards vest over a period of one year after the date of grant contingent upon the continued service of the recipients. Awards are valued based on the market value of the common stock at grant date and compensation expense is recognized over the vesting period. The Company granted 733,333 restricted common stock awards in both 2015 and 2014.

Table of Contents	14

The following tables summarize information about non-vested stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2014	366,667	$0.23
Granted	733,333	$0.28
Vested	(733,335)	$0.26
Non-Vested at December 31, 2015	366,665	$0.28
Granted	—	$—
Vested	(183,333)	$0.28
Non-Vested at March 31, 2016	183,332	$0.28

In accordance with ASC 718, the Company recorded $104,753 and $89,540 of compensation expense for employee stock options during the three months ended March 31, 2016 and 2015. There was a total of $558,663 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2016. This cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the three months ended March 31, 2016 was $92,936.

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

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2011 through 2014. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2010 through 2014.   The Company’s 2015 tax returns are currently on extension.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended March 31, 2016 and 2015 as follows:

	March 31, 2016	March 31, 2015
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	2.9%	2.7%
Change in valuation allowance	(36.7%)	(36.7%)
Total	0.2%	—%

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

Table of Contents	15

As of March 31, 2016, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $4,104,000 and $5,384,000, respectively, that expire between 2016 and 2027.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company exercised its five year option to renew this lease commencing in July 2011. The facility is located in El Segundo, California. As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 for tenant improvements. Rent expense for this facility for the three months ended March 31, 2016 was $0. The Company has sublet this facility for the remainder of its lease term as the Company relocated to Texas.

On June 11, 2014, the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter of 2014. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102. As part of this process, we were granted $60,000 for tenant improvements. Rent expense attributable to this facility for the three months ended March 31, 2016 was $27,799.

On November 10, 2015, the Company entered into a 24 month lease for a new international sourcing office in Jakarta, Indonesia, commencing on January 1, 2016. The monthly base rent is approximately $1,200 during the first year of the lease with an increase to approximately $1,325 per month for the second year of the lease. A security deposit of three month’s rent has been made in the amount of $3,730. Rent expense attributable to this facility for the three months ended March 31, 2016 was $4,197.

The Company has various non-cancelable operating leases for office equipment expiring through August, 2018. Equipment lease expense charged to operations under these leases was $7,485 and $4,249 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facilities	Equipment	Total
2016	$125,886	$7,444	$133,330
2017	$112,919	$9,240	$122,159
2018	$16,175	$5,775	$21,950

	$254,980	$22,459	$277,439

Table of Contents	16

11. Legal Proceedings

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2016 and 2015. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors.” In our Annual Report on Form 10-K filed with the SEC on March 23, 2016.

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 10% of total sales for the quarter presented. From 2006 through 2015 we entered the Canadian and European markets through distributors. International sales represented approximately 30% of total sales in fiscal year 2015. We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2016.

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

Table of Contents	18

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan expires November 30, 2016. On or before the expiration date the Company intends to either renew or replace it with another line of credit. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at March 31, 2016 was 2.938%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base. At March 31, 2016, the Company is in compliance with all covenants. At March 31, 2016, we had unused credit available under our current facility of approximately $1,585,661.

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves plus our line of work wear apparel products, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Domestic	$3,748,157	$3,458,058
International	1,298,626	1,109,624
Total	$5,046,783	$4,567,682

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three months ended March 31, 2016 and March 31, 2015 we adjusted our inventory reserve by $98,362 and $0 with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $449,438 as of March 31, 2016 and $547,800 as of March 31, 2015. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Table of Contents	20

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

Reserve for Product Returns, Allowances and Adjustments
Reserve Balance 12/31/15	$75,000
Payments Recorded During the Period	(87,480)
(12,480)
Accrual for New Liabilities During the Reporting Period	87,480
Reserve Balance 3/31/16	$75,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of March 31, 2016, the Company reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize more of our deferred tax asset than estimated as of December 31, 2015. Accordingly, there is no adjustment to deferred taxes for the period ended March 31, 2016. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets. These deferred tax benefits are recorded on the balance sheet as long term deferred tax assets of $1,832,000 as of March 31, 2016 and December 31, 2015.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Net Sales increased $479,101, or 10.5%, to $5,046,783 in the quarter ended March 31, 2016 from $4,567,682 for the corresponding period in 2015. Three customers accounted for 55.5% of Net Sales during the quarter ended March 31, 2016 and three customers accounted for 54.0% of Net Sales during the quarter ended March 31, 2015. The increase is primarily due to increased sales in our industrial segment, offset by reduced sales in our international, private label and retail segments   The sales increase in our industrial segment was primarily due to our increased business with Grainger. We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $54,345, or 3.0%, to $1,820,941 for the quarter ended March 31, 2016 from $1,766,596 for the corresponding period in 2015. Gross profit, as a percentage of net sales, or gross margin, decreased to 36.1% in the first quarter of 2016 from 38.7% in the same quarter of 2015.  The decrease in gross profit percentage points of 2.6% for the first quarter was primarily due to ramp up costs of initiating our new program with Grainger. This includes expediting product from the factories to Grainger and certain start-up costs in distributions and operations.

Operating Expenses increased by $292,934, or 15.8%, to $2,143,694 in the first quarter of 2016 from $1,850,760 in the first quarter of 2015. As a percentage of net sales, operating expenses increased to 42.5% in the first quarter of 2016 from 40.5% in the same period of 2015.  The increased spending for the first three months of 2016 was primarily driven by two factors. The majority of the increase is driven by approximately $160,000 of legal costs related to the ORR litigation. The balance of the variance is primarily due to an increase in wage and benefit costs. Part of this increase comes from additional headcount required to service the Grainger business and generate new business. The remainder of the wage and benefit increase is attributable to the year-over-year impact of post Q1 2015 new hires.

Loss from Operations increased by $238,589, or 283%, to a loss of $322,753 in the first quarter of 2016, from a loss of $84,164 in the first quarter of 2015. Loss from operations as a percentage of net sales increased to 6.4% in the first quarter of 2016 from 1.8% in the first quarter of 2015.  The increase in loss from operations in the three month period was primarily due to the increase in operating expenses.

Interest Expense increased $21,437 to $36,187 in the first quarter of 2016 from $14,750 in the same period of 2015. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund the build in accounts receivable inventory levels.

Table of Contents	22

Net Loss increased by $259,363, or 262%, to a loss of $358,270 in the first quarter of 2016 from a loss of $98,907 in the first quarter of 2015.  This increased loss was primarily the result of the increase in operating expenses.

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan expires November 30, 2016. On or before the expiration date the Company intends to either renew or replace it with another line of credit. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at March 31, 2016 was 2.938%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base. At March 31, 2016, the Company is in compliance with all covenants. At March 31, 2016, we had unused credit available under our current facility of approximately $1,585,661.

The Company utilized cash flow from operations of $2,573,045 in the first quarter of 2016. The cash flow used in operations is primarily the result of increases in inventory and prepaid expenses, offset by decreases in accounts receivable and deposits on inventory. The increase in inventory of $2,522,161 from December 31, 2015 and $866,096 from March 31, 2015 is attributable to the build-up of inventory to service our greatly expanded program with Grainger and the introduction of our new Vibram/IVE lines. It is projected that inventory levels will reduce during the second quarter of 2016.

The Company used approximately $2,716,000, net, of cash flow in financing activities through borrowings on the line of credit.

Table of Contents	23

Off Balance Sheet Arrangements

At March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of March 31, 2016, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO). The COSO Commission has adopted a revision of the Internal Control-Integrated Framework which became effective for us in December 2014. We expect to be in full compliance later this year.

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

Table of Contents	24

PART II:  OTHER INFORMATION

ITEM 5. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

* Furnished herewith.

Table of Contents	25

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 16, 2016	By:	/s/ William Aisenberg
William Aisenberg, EVP, Chief Financial Officer

Table of Contents	26