Form 10-Q
period 2016-06-30
IRONCLAD PERFORMANCE WEAR CORP
filed 2016-08-15
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ](Do not check if smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]

As of August 7, 2016, the registrant had 84,000,454 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016 (unaudited)	December 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$464,467	$276,981
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000	7,308,559	8,857,768
Inventory, net of reserve of $247,549 and $547,800	8,727,945	6,681,715
Deposits on inventory	108,597	171,593
Prepaid and other assets	923,147	610,417
Total current assets	17,532,715	16,598,474

PROPERTY AND EQUIPMENT
Computer equipment and software	236,830	622,264
Office equipment and furniture	290,203	308,398
Leasehold improvements	140,718	174,298
Less: accumulated depreciation	(269,311)	(767,047)
Total property and equipment, net	398,440	337,913

Other Assets – Non-current	416,757	—
Trademarks and patents, net of accumulated amortization of $74,425 and $68,094	182,897	125,895
Deposits	44,909	21,306
Deferred tax assets – long term	1,832,000	1,832,000
Total other assets	2,476,563	1,979,201

Total Assets	$20,407,718	$18,915,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,751,876	$3,358,724
Line of credit	5,964,578	3,224,780
Total current liabilities	8,716,454	6,583,504

Total Liabilities	8,716,454	6,583,504

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 84,000,454 and 82,937,309 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	84,000	82,937
Additional paid-in capital	21,101,185	20,776,012
Accumulated deficit	(9,493,921)	(8,526,865)
Total Stockholders’ Equity	11,691,264	12,332,084
Total Liabilities and Stockholders’ Equity	$20,407,718	$18,915,588

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	1

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Net sales	$5,396,415	$5,171,966	$10,443,197	$9,739,649

COST OF SALES
Cost of sales	3,446,901	3,395,362	6,672,742	6,196,449

GROSS PROFIT	1,949,514	1,776,604	3,770,455	3,543,200

OPERATING EXPENSES
General and administrative	1,050,891	761,411	1,943,039	1,439,823
Sales and marketing	858,176	733,424	1,580,399	1,432,304
Research and development	163,359	158,132	326,111	313,602
Purchasing, warehousing and distribution	394,765	241,534	721,013	524,531
Depreciation and amortization	43,638	31,831	83,964	66,828

Total operating expenses	2,510,829	1,926,332	4,654,526	3,777,088

LOSS FROM OPERATIONS	(561,315)	(149,728)	(884,071)	(233,888)

OTHER INCOME (EXPENSE)

Interest expense	(47,493)	(20,193)	(83,680)	(34,942)
Interest income	25	7	25	14
Total other income (expense)	(47,468)	(20,186)	(83,655)	(34,928)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(608,783)	(169,914)	(967,726)	(268,816)

BENEFIT FROM INCOME TAXES	—	—	670	—

NET LOSS	$(608,783)	$(169,914)	$(967,056)	$(268,816)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	83,449,762	81,132,811	83,230,756	81,011,664
Diluted	83,449,762	81,132,811	83,230,756	81,011,664

See Notes to Condensed Consolidated Financial Statements

Table of Contents	2

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(967,056)	$(268,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,633	62,060
Amortization	6,331	4,768
Inventory reserve	(300,251)	—
Stock option expense	191,602	174,895
Changes in operating assets and liabilities:
Accounts receivable	1,549,209	956,340
Inventory	(1,745,979)	(1,755,235)
Deposits on inventory	62,996	382,771
Prepaid and other	(336,333)	(244,909)
Other assets- Non-current	(416,757)	—
Accounts payable and accrued expenses	(606,848)	31,985
Net cash flows used by operating activities	(2,485,453)	(656,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(138,160)	(77,142)
Trademarks and patents	(63,333)	(364)
Net cash flows used in investing activities	(201,493)	(77,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	134,634	10,002
Proceeds from bank line of credit	9,510,148	7,494,911
Payments to bank line of credit	(6,770,350)	(6,820,563)
Net cash flows provided by financing activities	2,874,432	684,350

NET INCREASE (DECREASE) IN CASH	187,486	(49,297)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	276,981	340,903
CASH AND CASH EQUIVALENTS END OF PERIOD	$464,467	$291,606

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$83,680	$34,942
Income taxes paid in cash	$—	$—

See Notes to Condensed Consolidated Financial Statements.

Table of Contents	3

IRONCLAD PERFORMANCE WEAR CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Description of Business

Ironclad Performance Wear Corporation (“Ironclad”, the “Company”, “we”, “us” or “our”) was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received eight U.S. patents, two international patents and eight U.S. patents and 15 foreign patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 49 registered U.S. trademarks, 6 in-use U.S. trademarks, 18 U.S. trademark pending registration, 23 registered international trademarks, 44 international trademarks pending and 7 copyright marks.

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

Table of Contents	4

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

Accounts Receivable

Accounts Receivable	June 30, 2016	December 31, 2015

Accounts receivable	$7,755,316	$8,887,768
Less - allowance for doubtful accounts	(30,000)	(30,000)

Net accounts receivable	$7,725,316	$8,857,768

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

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the six months ended June 30, 2016 and June 30, 2015 we decreased our inventory reserve by $300,251 and $0 with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $247,549 as of June 30, 2016 and $547,800 as of June 30, 2015. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Table of Contents	5

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

In June 2016, the Company entered into a barter agreement whereby it delivered $307,837 of its inventory in exchange for future advertising credits and other items. The credits, which expire in June 2019, are valued at the lower of the Company’s cost or market value of the inventory transferred. The Company has recorded barter credits of $307,837 in ‘‘Other Assets- Non-current’’ at June 30, 2016. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising, or other items, and use the barter credits to pay the balance. These credits are charged to expense as they are used. During the six months ended June 30, 2016 $0 was charged to expense for barter credits used.

Table of Contents	6

In June 2016, the Company entered into patent licensing agreements with multiple companies. The licenses are for a fixed fee and are non-cancellable by the licensee. The Company has no significant continuing obligation with regards to the use of the patent and the license arrangements are treated as an outright sale. The total value of these agreements was $315,000. The payment terms for these licenses varied by licensee and, in one case, payments extend over a period of five years. The Company has recorded $206,080 in ‘‘Prepaid expenses and other current assets’’ at June 30, 2016, representing the amounts that are due and payable within twelve months of June 30, 2016. At June 30, 2016, ‘‘Other Assets- Non-current’’ includes $108,920 of amounts that are due and payable in periods after June 30, 2017.

Revenue Disclosures

The Company’s revenues are derived substantially from the sale of our core line of task specific work gloves, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Domestic	$4,734,692	$4,734,467
International	661,723	437,500
Total	$5,396,415	$5,171,967
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Domestic	$8,484,744	$8,192,525
International	1,958,453	1,547,124
Total	$10,443,197	$9,739,649

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

Warranty Returns – we have a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process for a period of one year from the date of purchase.

Table of Contents	7

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/15	$75,000
Payments Recorded During the Period	(87,480)
(12,480)
Accrual for New Liabilities During the Reporting Period	87,480
Reserve Balance 3/31/16	75,000
Payments Recorded During the Period	(141,955)
(66,955)
Accrual for New Liabilities During the Reporting Period	141,955
Reserve Balance 6/30/16	$75,000

Table of Contents	8

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and six months ended June 30, 2016 and 2015 were $122,291 and $83,140 and $185,209 and $169,713, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $1,471,000 or 27.3% of net sales for the three months ended June 30, 2016.   Three customers accounted for approximately $2,389,000 or 46.2% of net sales for the three months ended June 30, 2015.  Two customers accounted for approximately $3,653,000 or 35.0% of net sales for the six months ended June 30, 2016.   Three customers accounted for approximately $4,857,000 or 49.8% of net sales for the six months ended June 30, 2015. No other customers accounted for more than 10% of net sales during the periods.

Supplier Concentrations

Four suppliers, who are located overseas, accounted for approximately 63% of total purchases for the three months ended June 30, 2016.  Three suppliers, who are located overseas, accounted for approximately 75% of total purchases for the three months ended June 30, 2015.  Three suppliers, who are located overseas, accounted for approximately 56% of total purchases for the six months ended June 30, 2016.  Two suppliers, who are located overseas, accounted for approximately 56% of total purchases for the six months ended June 30, 2015. All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

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

Table of Contents	9

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

As a result of the net loss for the six months ended June 30, 2016 and 2015, the Company calculated diluted earnings per share using weighted average basic shares outstanding only, as using diluted shares would be anti-dilutive to loss per share.

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the three and six months ended June 30, 2016 and 2015 if diluted shares were to be included:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator: Net Loss	$(608,783)	$(169,914)	$(967,056)	$(268,817)
Denominator: Basic and Diluted EPS
Common shares outstanding, beginning of period	83,098,600	80,889,171	82,937,309	80,808,629
Weighted average common shares issued during the period	351,162	243,640	293,447	203,035
Denominator for basic earnings per common share	83,449,762	81,132,811	83,230,756	81,011,664

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented as the effect would have been anti-dilutive:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Options outstanding under the Company’s stock option plans	10,155,075	12,782,237	10,155,075	12,782,237
Common Stock Warrants	43,146	43,146	43,146	43,146

Table of Contents	10

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

The components of the provision for income taxes for the six months ended June 30, 2016 and 2015 was a benefit of $670 pertaining to a tax refund received and $0, respectively.  As of June 30, 2016, the Company reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize more of our deferred tax asset than estimated as of December 31, 2015. Accordingly, there is no adjustment to deferred taxes for the period ended June 30, 2016. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets.. These deferred tax benefits are recorded on the balance sheet as long term deferred tax assets of $1,832,000 as of June 30, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At June 30, 2016 and December 31, 2015, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

Table of Contents	11

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

There were no items measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

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

Table of Contents	12

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

3. Inventory

At June 30, 2016 and December 31, 2015 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision for obsolescence of $247,549 as of June 30, 2016 and $547,800 as of December 31, 2015.

	June 30, 2016	December 31, 2015
Finished goods, net	$8,727,945	$6,681,715

4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015

Computer equipment and software	$236,830	$622,264
Office furniture and equipment	290,203	308,398
Leasehold improvements	140,718	174,298

	667,751	1,104,960
Less: Accumulated depreciation	(269,311)	(767,047)
Property and equipment, net	$398,440	$337,913

Depreciation expense for the three months ended June 30, 2016 and 2015 was $40,399 and $29,448, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $77,633 and $62,060, respectively.

Table of Contents	13

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	June30,	December 31,
	2016	2015

Trademarks and patents	$257,322	$193,989
Less: Accumulated amortization	(74,425)	(68,094)
Trademarks and Patents, net	$182,897	$125,895

Trademarks and patents consist of definite-lived trademarks and patents of $182,698 and $126,890 and indefinite-lived trademarks and patents of $74,624 and $67,099 at June 30, 2016 and December 31, 2015, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the three months ended June 30, 2016 and 2015 was $3,239 and $2,382, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $6,331 and $4,768, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Accounts payable	$2,248,971	$2,468,847
Accrued rebates and co-op	260,143	159,227
Customer deposits	—	7,222
Accrued returns reserve	75,000	75,000
Accrued expenses – other	167,760	647,928

Total accounts payable and accrued expenses	$2,751,874	$3,358,724

7. Bank Lines of Credit

Bank Revolving Loan

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan expires November 30, 2016. On or before the expiration date the Company intends to either renew or replace it with another line of credit. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at June 30, 2016 was 2.957%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base. On August 9, 2016, Capital One Bank elected to waive the Minimum Debt Service Coverage Ratio, calculated as of June 30, 2016, in accordance with Section 7.15(a) of the Loan and Security Agreement. At June 30, 2016, we had unused credit available under our current facility of approximately $2,035,422.

Table of Contents	14

As of June 30, 2016 and December 31, 2015, the total amounts due to Capital One, N.A. were $5,964,578 and $3,224,780, respectively.

8. Equity Transactions

Common Stock

On February 18, 2016 the Company issued 161,291 shares of common stock upon the exercise of stock options at an exercise price of $0.09.

On May 3, 2016 the Company issued 2,000 shares of common stock upon the exercise of stock options at an exercise price of $0.09.

On May 16, 2016 the Company issued 115,000 shares of common stock upon the exercise of stock options at an exercise price of $0.09.

On May 18, 2016 the Company issued 531,854 shares of common stock upon the exercise of stock options at an exercise price of $0.09.

On June 15, 2016 the Company issued 253,000 shares of common stock upon the exercise of stock options at a range of exercise prices from of $0.24 to $0.25.

There were 84,000,454 shares of common stock of the Company outstanding at June 30, 2016.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2015	43,146	0.19
Warrants exercised	—
Warrants outstanding at June 30, 2016	43,146	0.19

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

Table of Contents	15

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

For stock options issued during the three months and six months ended June 30, 2016 and 2015, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Risk free interest rate	—	1.54	1.705%	1.54%
Dividends	—	—	—	—
Volatility factor	—	133.9	101.0%	133.9%
Expected life	—	6.25 years	6.25 years	6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	12,674,991	$0.16
Exercised	(1,395,347)	$0.09
Cancelled/Expired	(1,148,924)	$0.16
Outstanding at December 31, 2015	10,130,720	$0.16
Granted	1,200,000	$0.27
Exercised	(161,291)	$0.090
Cancelled/Expired	(56,253)	$0.220
Outstanding at March 31, 2016	11,113,176	$0.18
Granted	—	$—
Exercised	(901,854)	$0.133
Cancelled/Expired	(56,247)	$0.191
Outstanding at June 30, 2016	10,155,075	$0.181
Exercisable at June 30, 2016	6,994,649	$0.165

Table of Contents	16

The following table summarizes information about stock options outstanding at June 30, 2016:

Range of Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$	0.09 - $0.27	10,155,075	6.40	$0.181	$549,743

The following table summarizes information about stock options exercisable at June 30, 2015:

Range of Exercise Price		Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$	0.09 - $0.27	6,994,649	5.50	$0.165	$462,222

The following table summarizes information about non-vested stock options at June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2015	2,615,422	$0.16
Granted	1,200,000	$0.27
Vested	(303,224)	$0.116
Forfeited	(56,253)	$0.22
Non-Vested at March 31, 2016	3,455,945	$0.193
Vested	295,519	$0.114
Non-Vested at June 30, 2016	3,160,426	$0.215

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

The following tables summarize information about non-vested stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2015	366,665	$0.28
Granted	—	$—
Vested	(183,333)	$0.28
Non-Vested at March 31, 2016	183,332	$0.28
Granted	—	$—
Vested	(183,332)	$0.28
Non-Vested at June 30, 2016	—	$—

Table of Contents	17

In accordance with ASC 718, the Company recorded $86,850 and $85,355 of compensation expense for employee stock options during the three months ended June 30, 2016 and 2015. The Company recorded $191,602 and $174,895 of compensation expense for employee stock options during the six months ended June 30, 2016 and 2015. There was a total of $471,814 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at June 30, 2016. This cost is expected to be recognized over a weighted average period of 2.34 years. The total fair value of shares vested during the six months ended June 30, 2016 was $86,850.

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

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended June 30, 2016 and 2015 as follows:

	June 30, 2016	June 30, 2015
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	2.9%	2.7%
Change in valuation allowance	(36.9%)	(36.7%)
Total	0%	0%

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

As of June 30, 2016, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $4,104,000 and $5,384,000, respectively, that expire between 2016 and 2027.

Table of Contents	18

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company exercised its five year option to renew this lease commencing in July 2011. The facility is located in El Segundo, California. As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 for tenant improvements. The Company has sublet this facility for the remainder of its lease term as the Company relocated to Texas. Accordingly, rent expense for this facility for the three months and six months ended June 30, 2016 was $0 and $0, respectively. Rent expense for the three months and six months ended June 30, 2015 was $2,032 and $4,063, respectively.

On June 11, 2014, the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter of 2014. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102. As part of this process, we were granted $60,000 for tenant improvements. Rent expense attributable to this facility for the three months and six months ended June 30, 2016 was $25,962and $54,310, respectively. Rent expense for the three months and six months ended June 30, 2015 was $26,193 and $50,456, respectively.

On November 10, 2015, the Company entered into a 24 month lease for a new international sourcing office in Jakarta, Indonesia, commencing on January 1, 2016. The monthly base rent is approximately $1,200 during the first year of the lease with an increase to approximately $1,325 per month for the second year of the lease. A security deposit of three month’s rent has been made in the amount of $3,730. Rent expense attributable to this facility for the three months and six months ended June 30, 2016 was $4,806 and $9,003, respectively. No rent expense was recognized during 2015.

The Company has various non-cancelable operating leases for office equipment expiring through August, 2018. Equipment lease expense charged to operations under these leases was $4,547 and $3,953 for the three months ended June 30, 2016 and 2015, respectively. Equipment lease expense charged to operations under these leases was $12,032 and $7,842 for the six months ended June 30, 2016 and 2015, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facilities	Equipment	Total
2016	55,738	4,749	60,487
2017	112,919	9,240	122,159
2018	16,175	5,775	21,950

	$184,832	$19,764	$204,596

Table of Contents	19

11. Legal Proceedings

On September 28, 2015 Ironclad Performance Wear Corporation filed a Petition in the District Court of Dallas County, Texas, 193rd Judicial District, Cause No. DC-15-11878, against Orr Safety Corporation (“Orr”), a significant customer of the Company.  The Petition alleged that Orr had materially breached an Exclusive License and Distributorship Agreement with Ironclad by, inter alia, failing to use its best efforts to actively promote, market and sell the KONG® brand of gloves manufactured by Ironclad, and selling gloves that were similar to, or competitive with, the KONG® brand.  The Petition also alleged that Orr materially breached other agreements between the parties, and provided notice that Ironclad was terminating the Exclusive License and Distributorship Agreement due to Orr’s material breaches.  The Petition sought damages, declaratory relief regarding Ironclad’s rights and obligations under the relevant agreements, and all other available relief.  On October 23, 2015, Orr filed an Answer and Counterclaim in the Dallas County action, and concurrently removed the case to the United States District Court for the Northern District of Texas, Case No. 3:15-cv-03453-D.  Orr’s Counterclaim alleged that Ironclad breached the Exclusive License and Distributorship Agreement, as well as a Sub-Distributorship Agreement between the parties by, inter alia, infringing upon Orr’s exclusive rights under the agreements, failing to pay appropriate royalties to Orr, and failing to protect the intellectual property of the KONG® brand of glove.  The Counterclaim also alleged that Ironclad engaged in selling “counterfeit” KONG® products in violation of the parties’ agreement.  Ironclad filed an Answer to the Counterclaim on November 27, 2015 denying all material allegations.  On December 7, 2015, Orr filed an Amended Answer to Ironclad’s Petition responding to each of the allegations pursuant to the pleading standards in federal court.  On December 3, 2015, the Court entered a Scheduling Order setting deadlines for discovery and dispositive motions.  On July 13, 2016, the Company filed a motion for summary judgement.

On August 10, 2016, the Company reached an agreement in principle to settle the lawsuit. The terms of this agreement are confidential. Orr will continue to be an important distributor of the Company’s products, but the Company can also sell KONG® through other distribution channels.

Table of Contents	20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2016 and 2015. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 23, 2016.

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

Table of Contents	21

Historically, we have funded our working capital needs through a combination of our existing asset-based credit facility along with subordinated debt and equity financing transactions.

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan expires November 30, 2016. On or before the expiration date the Company intends to either renew or replace it with another line of credit. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at June 30, 2016 was 2.957%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base. On August 9, 2016, Capital One Bank elected to waive the Minimum Debt Service Coverage Ratio, calculated as of June 30, 2016, in accordance with Section 7.15(a) of the Loan and Security Agreement.  Similarly, in advance of the September 30, 2016 compliance period, Capital One Bank is expected to amend the Minimum Debt Service Coverage Ratio definition to allow “add-backs” of non-recurring expenses to more accurately capture the Company’s cash flow. At June 30, 2016, we had unused credit available under our current facility of approximately $2,035,422.

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

Table of Contents	22

In June 2016, the Company entered into patent licensing agreements with multiple companies. The licenses are for a fixed fee and are non-cancellable by the licensee. The Company has no significant continuing obligation with regards to the use of the patent and the license arrangements are treated as an outright sale. The total value of these agreements was $315,000.

Revenue Disclosures

The Company’s revenues are derived substantially from the sale of our core line of task specific work gloves, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Domestic	$4,734,692	$4,734,467
International	661,723	437,500
Total	$5,396,415	$5,171,967
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Domestic	$8,484,744	$8,192,525
International	1,958,453	1,547,124
Total	$10,443,197	$9,739,649

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the six months ended June 30, 2016 and June 30, 2015 we decreased our inventory reserve by $300,251 and $0 with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $247,549 as of June 30, 2016 and $547,800 as of June 30, 2015. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Table of Contents	23

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

Our current estimated future warranty product return rate is approximately 1.0% of the trailing twelve months net sales. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons:  (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Table of Contents	24

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/15	$75,000
Payments Recorded During the Period	(87,480)
(12,480)
Accrual for New Liabilities During the Reporting Period	87,480
Reserve Balance 3/31/16	75,000
Payments Recorded During the Period	(141,955)
(66,955)
Accrual for New Liabilities During the Reporting Period	141,955
Reserve Balance 6/30/16	$75,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of March 31, 2016, the Company reviewed our current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize more of our deferred tax asset than estimated as of December 31, 2015. Accordingly, there is no adjustment to deferred taxes for the period ended March 31, 2016. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets. These deferred tax benefits are recorded on the balance sheet as long term deferred tax assets of $1,832,000 as of June 30, 2016 and December 31, 2015.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Table of Contents	25

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

Net Sales increased $224,449 or 4.3%, to $5,396,415 in the quarter ended June 30, 2016 from $5,171,966 for the corresponding period in 2015. Two customers accounted for 27.3% of Net Sales during the quarter ended June 30, 2016 and three customers accounted for 46.2% of Net Sales during the quarter ended June 30, 2015. The Net Sales increase for the quarter is due to increased sales in our industrial and retail segments and the increase in the patent licensing fees. This is partially offset by decreases in the international and private label segments.

Gross Profit increased $172,910 to $1,949,514 for the quarter ended June 30, 2016 from $1,776,604 for the corresponding period in 2015. Gross Profit, as a percentage of net sales, or gross margin, represented 36.1% for the second quarter of 2016 and 34.4% for the second quarter of 2015. The increase in gross profit dollars and percentage is primarily driven by the impact of the patent license fees. This increase is partially offset by ramp-up costs of initiating our new program with Grainger. This includes expediting product from the factories to Grainger and certain start-up costs in distribution and operations.

Operating Expenses increased to $2.5 million in the three month period ending June 30, 2016 from $1.9 million for the three month period ended June 30, 2015. As a percentage of net sales, Operating Expenses represented 46.5% for the three months ended June 30, 2016, compared to 37.2% of net sales for the same period in 2015. The majority of the increase is driven by approximately $252,000 of legal costs related to the ORR litigation. The balance of the variance is primarily due to an increase in wage and benefit costs. Part of this increase comes from additional headcount required to service the Grainger business and generate new business. The remainder of the wage and benefit increase is attributable to the year-over-year impact of post second quarter 2015 new hires.

Loss from Operations increased by $411,587, to a loss of $561,315 in the second quarter of 2016, from a loss of $149,728 in the second quarter of 2015. Loss from operations as a percentage of net sales increased to 10.4% in the second quarter of 2016 from 2.9% in the second quarter of 2015.  The increase in loss from operations in the second quarter was primarily due to increased operating expenses.

Interest Expense increased $27,300 to $47,493 in the second quarter of 2016 from $20,193 in the same period of 2015. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund the increased accounts receivable and inventory levels.

Net Loss increased $438,869 to a loss of $608,783 in the second quarter of 2016 from a loss of $169,914 in the second quarter of 2015.   The increase in net loss is primarily attributable to higher operating expenses as outlined above.

Comparison of Six Months Ended June 30, 2016 and 2015

Net Sales increased $703,548 or 7.2%, to $10,443,197 in the six months ended June 30, 2016 from $9,739,649 for the corresponding period in 2015. Two customers accounted for 35.0% of Net Sales during the six months ended June 30, 2016 and three customers accounted for 49.8% of Net Sales for the six months ended June 30, 2015.  The Net Sales increase for the six month period is due to increased sales in the industrial and retail segments, offset in part by decreased sales in our international and private label segments and the increase in the patent licensing fees. We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Table of Contents	26

Gross Profit increased $227,255 to $3,770,455 for the six months ended June 30, 2016 from $3,543,200 in the prior year period. Gross Profit, as a percentage of net sales, or gross margin, decreased to 36.1% on a year-to-date basis from 36.4% for the same period of 2015. The decrease in gross profit percentage points of 0.3% was primarily due to first quarter ramp up costs of initiating our new program with Grainger. This includes expediting product from the factories to Grainger and certain start-up costs in distributions and operations.

Operating Expenses were $4.7 million for the six months ended June 30, 2016, compared to $3.8 million for the corresponding period in 2015. As a percentage of net sales, Operating Expenses represented 44.6% for the six months ended June 30, 2016, compared to 38.8% of net sales for the same period in 2015. The majority of the increase is driven by approximately $413,000 of legal costs related to the ORR litigation. The balance of the variance is primarily due to an increase in wage and benefit costs. Part of this increase comes from additional headcount required to service the Grainger business and generate new business. The remainder of the wage and benefit increase is attributable to the year-over-year impact of post second quarter 2015 new hires. Our number of employees was 42 at June 30, 2015 and 32 at June 30, 2015.

Loss from Operations increased by $650,183 to a loss of $884,071 for the six months ended June 30, 2016, from a loss of $233,888 in the corresponding period of 2015. The increase in loss from operations in the six month period was primarily due to increased operating expenses.

Interest Expense increased $48,738 to $83,680 in the first six months of 2016 from $34,942 in the same period of 2015. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund the increased accounts receivable and inventory levels.

Net Loss increased $698,240 to a loss of $967,056 for the six months ended June 30, 2016 from a loss of $268,816 in the prior year period. This increased loss was primarily the result of increased operating expenses.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from June through the end of October each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.  In the short term we monitor our credit issuances and cash collections to maximize cash flows and investigate opportunities to reduce our current inventories to convert these assets into cash.  Over the past several years, and continuing in the near and longer term we are focused on controlling our operating costs, while at the same time, investing for the growth of the business, managing margins and improving operating procedures to generate sustained profitability.

Table of Contents	27

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan expires November 30, 2016. On or before the expiration date the Company intends to either renew or replace it with another line of credit. On June 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at June 30, 2016 was 2.957%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base. On August 9, 2016, Capital One Bank elected to waive the Minimum Debt Service Coverage Ratio, calculated as of June 30, 2016, in accordance with Section 7.15(a) of the Loan and Security Agreement.  Similarly, in advance of the September 30, 2016 compliance period, Capital One Bank is expected to amend the Minimum Debt Service Coverage Ratio definition to allow “add-backs” of non-recurring expenses to more accurately capture the Company’s cash flow. At June 30, 2016, we had unused credit available under our current facility of approximately $2,035,422.

The Company utilized cash flow from operations of $2,485,453 in the first six months of 2016. The cash flow utilized from operations is primarily the result of increases in inventory and prepaid expenses and decreases in accounts payable and accrued expense, offset by decreases in accounts receivable and deposits on inventory. The increase in inventory of $1,745,979 (net of change in allowance of inventory obsolescence of $300,251) from December 31, 2015 is attributable to the build-up of inventory to service our greatly expanded program with Grainger and the introduction of our new Vibram/IVE lines. It is projected that inventory levels will reduce during the later quarters of 2016.

The Company generated approximately $2,874,432, net, of cash flow in financing activities primarily from borrowings against the line of credit.

We believe that our cash flows from operations and borrowings available to us under the revolving credit facility (which comes due in November 2016 and which we intend to either renew or replace with another line of credit), the availability of purchase order financing and our continuing cost containment measures will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Our ability to access these sources of liquidity may be negatively impacted by the non-renewal or replacement of our revolving credit facility, a decrease in demand for our products and/or the requirement that we meet certain borrowing conditions and debt covenants under our revolving credit facility.

Table of Contents	28

Off Balance Sheet Arrangements

At June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of June 30, 2016, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO). The COSO Commission has recently adopted a revision of the Internal Control-Integrated Framework which became effective for us in December 2014. We expect to be in full compliance later this year.

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

Table of Contents	29

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

** Furnished herewith.

Table of Contents	30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: August 15, 2016	By:	/s/ William Aisenberg
William Aisenberg, EVP, Chief Financial Officer

Table of Contents	31