Form 10-Q
period 2016-09-03
IRONCLAD PERFORMANCE WEAR CORP
filed 2016-11-14
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Yes  [ ]    No  [X]

As of November 7, 2016, the registrant had 84,500,454 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016 (unaudited)	December 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$282,368	$276,981
Accounts receivable, net of allowance for doubtful accounts of $459,540 and $30,000	7,762,628	8,857,768
Inventory, net of reserve of $247,549 and $547,800	8,422,548	6,681,715
Deposits on inventory	108,597	171,593
Prepaid and other assets	860,999	610,417
Total current assets	17,437,140	16,598,474

PROPERTY AND EQUIPMENT
Computer equipment and software	255,010	622,264
Office equipment and furniture	295,394	308,398
Leasehold improvements	140,718	174,298
Less: accumulated depreciation	(310,670)	(767,047)
Total property and equipment, net	380,452	337,913

Other assets – non-current	414,762	—
Trademarks and patents, net of accumulated amortization of $77,738 and $68,094	179,584	125,895
Deposits	36,820	21,306
Deferred tax assets – long term	—	1,832,000
Total other assets	631,166	1,979,201

Total Assets	$18,448,758	$18,915,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,394,219	$3,358,724
Line of credit	5,457,908	3,224,780
Total current liabilities	8,852,127	6,583,504

Total Liabilities	8,852,127	6,583,504

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 84,500,454 and 82,937,309 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	84,500	82,937
Additional paid-in capital	21,194,693	20,776,012
Accumulated deficit	(11,682,562)	(8,526,865)
Total Stockholders’ Equity	9,596,631	12,332,084
Total Liabilities and Stockholders’ Equity	$18,448,758	$18,915,588

See Notes to Condensed Consolidated Financial Statements.

Table Of Contents	1

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Net sales	$6,454,723	$5,420,511	$16,897,920	$15,160,159

COST OF SALES
Cost of sales	4,190,496	3,504,078	10,863,237	9,700,524

GROSS PROFIT	2,264,227	1,916,433	6,034,683	5,459,635

OPERATING EXPENSES
General and administrative	911,347	804,143	2,854,385	2,243,963
Sales and marketing	988,082	807,168	2,568,481	2,239,471
Research and development	158,698	166,368	484,809	479,967
Purchasing, warehousing and distribution	472,104	280,810	1,193,117	805,340
Depreciation and amortization	44,672	33,039	128,636	99,867

Total operating expenses	2,574,903	2,091,528	7,229,428	5,868,608

LOSS FROM OPERATIONS	(310,676)	(175,095)	(1,194,745)	(408,973)

OTHER INCOME (EXPENSE)

Interest expense	(45,992)	(30,693)	(129,672)	(65,635)
Interest income	25	7	50	21
Total other income (expense)	(45,967)	(30,686)	(129,622)	(65,614)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(356,643)	(205,781)	(1,324,367)	(474,587)

DEFERRED INCOME TAX EXPENSE	(1,832,000)	—	(1,832,000)	—
BENEFIT FROM INCOME TAXES	—	—	670	—

NET LOSS	$(2,188,643)	$(205,781)	$(3,155,697)	$(474,587)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.00)	$(0.04)	$(0.01)
Diluted	$(0.03)	$(0.00)	$(0.04)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	84,245,019	82,292,247	83,571,312	81,443,216
Diluted	84,245,019	82,292,247	83,571,312	81,443,216

See Notes to Condensed Consolidated Financial Statements

Table Of Contents	2

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,155,697)	$(474,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118,991	92,716
Amortization	9,645	7,151
Inventory obsolescence reversal	(300,251)	—
Bad debt expense	429,540	—
Deferred tax expense	1,832,000	—
Stock option expense	285,610	265,202
Changes in operating assets and liabilities:
Accounts receivable	665,600	107,128
Inventory	(1,440,582)	(431,776)
Deposits on inventory	62,996	510,080
Prepaid and other	(266,096)	(193,561)
Other assets - non-current	(414,762)	—
Accounts payable and accrued expenses	35,495	(582,646)
Net cash flows used by operating activities	(2,137,511)	(700,293)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment purchased	(161,530)	(135,999)
Trademarks and patents	(63,333)	(366)
Net cash flows used in investing activities	(224,863)	(136,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	134,633	129,453
Proceeds from bank line of credit	13,174,505	10,142,935
Payments to bank line of credit	(10,941,377)	(9,499,666)
Net cash flows provided by financing activities	2,367,761	772,722

NET INCREASE (DECREASE) IN CASH	5,387	(63,936)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	276,981	340,904
CASH AND CASH EQUIVALENTS END OF PERIOD	$282,368	$276,968

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$129,672	$65,635
Income taxes paid in cash	$—	$—

See Notes to Condensed Consolidated Financial Statements.

Table Of Contents	3

IRONCLAD PERFORMANCE WEAR CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Description of Business

Ironclad Performance Wear Corporation (“Ironclad”, the “Company”, “we”, “us” or “our”) was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves and performance apparel designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily industrial distributors, hardware, lumber and automotive retailers, “Big Box” home centers and sporting goods retailers. The Company has received nine U.S. patents, 11 international patents and five U.S. patents and nine foreign patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 51 registered U.S. trademarks, 6 in-use U.S. trademarks, 17 U.S. trademark pending registration, 34 registered international trademarks, 44 international trademarks pending and 7 copyright marks.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Company (“FDIC”) insures cash amounts at each institution for up to $250,000 and the Securities Investor Protection Corporation (“SIPC”) also insures cash amounts at each institution up to $250,000.  The Company maintains cash in excess of the FDIC and SIPC limits.

Accounts Receivable

Accounts Receivable	September 30, 2016	December 31, 2015

Accounts receivable	$8,222,168	$8,887,768
Less - allowance for doubtful accounts	(459,540)	(30,000)

Net accounts receivable	$7,762,628	$8,857,768

Table Of Contents	4

The allowance for doubtful accounts is based on management’s regular evaluation of individual customer’s receivables and consideration of a customer’s financial condition and credit history. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Interest is not charged on past due accounts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated by us for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ. In the third quarter of 2016 we increased our allowance for doubtful accounts by $489,000 to provide for the estimate of uncollectible 2015 receivables net of inventories expected to be returned from our former Canadian distributor. This return was accepted in order to allow us to refocus and rebuild our Canadian distribution network to enable us to service our major customers in Canada and due to the distributor’s inability to meet its financial obligations to us.

Inventory

Inventory is stated at the lower of average cost (which approximates first in, first out) or market and consists primarily of finished goods. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s estimated forecast of product demand and production requirements.

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the nine months ended September 30, 2016 and September 30, 2015 we decreased our inventory reserve by $300,251 and $0 with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $247,549 as of September 30, 2016 and $547,800 as of December 31, 2015. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Revenue Recognition

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer, however we have negotiated special terms with certain customers and industries. The Company typically collects payment from a customer within 30 to 60 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership generally passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products. The Company recognizes revenues when products are delivered, or shipped to customers, based on terms of agreement with the customers and collection is reasonably assured. All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign customers.

In June 2016, the Company entered into a barter agreement whereby it delivered $307,837 of its inventory in exchange for future advertising credits and other items. The credits, which expire in June 2019, are valued at the lower of the Company’s cost or market value of the inventory transferred. The Company has recorded barter credits of $307,837 in ‘‘Other Assets - Non-current’’ at September 30, 2016. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising, or other items, and use the barter credits to pay the balance. These credits are charged to expense as they are used. During the nine months ended September 30, 2016 $0 was charged to expense for barter credits used.

In Q2 and Q3 2016, the Company entered into patent licensing agreements with multiple companies. The licenses are for a fixed fee and are non-cancellable by the licensee. The Company has no significant continuing obligation with regards to the use of the patent and the license arrangements are treated as an outright sale. The total value of these agreements was $365,000. The payment terms for these licenses varied by licensee and, in one case, payments extend over a period of five years. The Company has recorded $41,980 in ‘‘Prepaid expenses and other current assets’’ at September 30, 2016, representing the amounts that are due and payable within twelve months of September 30, 2016. At September 30, 2016, ‘‘Other Assets - Non-current’’ includes $106,925 of amounts that are due and payable in periods after September 30, 2017.

Revenue Disclosures

The Company’s revenues are derived substantially from the sale of our core line of task specific work gloves, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Domestic	$5,098,656	$4,273,607
International	1,356,067	1,146,904
Total	$6,454,723	$5,420,511
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Domestic	$13,581,504	$11,190,725
International	3,316,416	3,969,434
Total	$16,897,920	$15,160,159

Table Of Contents	6

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

Our current estimated future sales return rate is approximately 1.0% of the trailing twelve months’ net sales. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons: (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Table Of Contents	7

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/15	$75,000
Payments Recorded During the Period	(87,480)
(12,480)
Accrual for New Liabilities During the Reporting Period	87,480
Reserve Balance 3/31/16	75,000
Payments Recorded During the Period	(141,955)
(66,955)
Accrual for New Liabilities During the Reporting Period	141,955
Reserve Balance 6/30/16	75,000
Payments Recorded During the Period	(4,599)
70,401
Accrual for New Liabilities During the Reporting Period	4,599
Reserve Balance 9/30/16	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three and nine months ended September 30, 2016 and 2015 were $150,629 and $68,961 and $335,848 and $238,674, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $2,129,000 or 33.0% of net sales for the three months ended September 30, 2016.   One customer accounted for approximately $1,328,000 or 24.5% of net sales for the three months ended September 30, 2015.  Two customers accounted for approximately $5,782,000 or 34.2% of net sales for the nine months ended September 30, 2016.   Three customers accounted for approximately $6,807,000 or 44.9% of net sales for the nine months ended September 30, 2015. No other customers accounted for more than 10% of net sales during the periods.

Supplier Concentrations

Two suppliers, who are located overseas, accounted for approximately 38% of total purchases for the three months ended September 30, 2016.  Three suppliers, who are located overseas, accounted for approximately 61% of total purchases for the three months ended September 30, 2015.  Three suppliers, who are located overseas, accounted for approximately 50% of total purchases for the nine months ended September 30, 2016.  Two suppliers, who are located overseas, accounted for approximately 51% of total purchases for the nine months ended September 30, 2015. All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

Table Of Contents	8

Stock Based Compensation

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share-Based Payment.”  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment.  ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, such as the options issued under our stock incentive plans.

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

As a result of the net loss for the nine months ended September 30, 2016 and 2015, the Company calculated diluted earnings per share using weighted average basic shares outstanding only, as using diluted shares would be anti-dilutive to loss per share.

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the three and nine months ended September 30, 2016 and 2015 if diluted shares were to be included:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator: Net Loss	$(2,188,643)	$(205,781)	$(3,155,697)	$(474,597)
Denominator: Basic and Diluted EPS
Common shares outstanding, beginning of period	84,000,454	81,132,811	82,937,309	80,808,629
Weighted average common shares issued during the period	244,565	1,159,436	634,003	634,587
Denominator for basic earnings per common share	84,245,019	82,292,247	83,571,312	81,443,216

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented as the effect would have been anti-dilutive:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Options outstanding under the Company’s stock option plans	10,955,075	11,030,721	10,955,075	11,030,721
Common Stock Warrants	43,146	43,146	43,146	43,146

Table Of Contents	9

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

The components of the provision for income taxes for the nine months ended September 30, 2016 and 2015 was deferred income tax expense of $1,832,000 and $0, respectively.  As of September 30, 2016, we reviewed current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize any of our deferred tax assets. In recognition of this risk, we increased our valuation allowance by $1,832,000 on the deferred taxes for the period ended September 30, 2016. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets. These deferred tax benefits are recorded on the balance sheet as long term deferred tax assets of $0 and $1,832,000 as of September 30, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At September 30, 2016 and December 31, 2015, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

Table Of Contents	10

Level 3 — Uses inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

There were no items measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

Recent Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services and expands related disclosure requirements. ASU 2016-10 clarifies ASU 2014-09 to address the potential for diversity in practice at the adoption. ASU 2016-10 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements as well as the expected adoption method.

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

Table Of Contents	11

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance will change how companies account for certain aspects of share-based payments to employees. Companies will be required to recognize the difference between the estimated and the actual tax impact of awards within the income statement when the awards vest or are settled, and additional paid-in capital (“APIC”) pools will be eliminated. This ASU also impacts the classification of awards as either equity or liabilities and the classification of share-based transactions within the statement of cash flows. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

3. Inventory

At September 30, 2016 and December 31, 2015 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision for obsolescence of $247,549 as of September 30, 2016 and $547,800 as of December 31, 2015.

	September 30, 2016	December 31, 2015
Finished goods, net	$8,422,548	$6,681,715

4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2016	December 31, 2015

Computer equipment and software	$255,010	$622,264
Office furniture and equipment	295,394	308,398
Leasehold improvements	140,718	174,298

	691,122	1,104,960
Less: Accumulated depreciation	(310,670)	(767,047)
Property and equipment, net	$380,452	$337,913

Depreciation expense for the three months ended September 30, 2016 and 2015 was $41,359 and $30,656, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $118,991 and $92,716, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	September30,	December 31,
	2016	2015

Trademarks and patents	$257,322	$193,989
Less: Accumulated amortization	(77,738)	(68,094)
Trademarks and Patents, net	$179,584	$125,895

Table Of Contents	12

Trademarks and patents consist of definite-lived trademarks and patents of $182,698 and $126,890 and indefinite-lived trademarks and patents of $74,624 and $67,099 at September 30, 2016 and December 31, 2015, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the three months ended September 30, 2016 and 2015 was $3,313 and $2,383, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $9,645 and $7,151, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accounts payable	$2,471,232	$2,468,847
Accrued rebates and co-op	389,455	159,227
Customer deposits	—	7,222
Accrued returns reserve	75,000	75,000
Accrued expenses – other	458,532	647,928

Total accounts payable and accrued expenses	$3,394,219	$3,358,724

7. Bank Lines of Credit

Bank Revolving Loan

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan was due to expire on November 30, 2016. On September 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at September 30, 2016 was 3.023%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base.

On November 7, 2016, Capital One, N.A. granted the Company a 90-day extension of the maturity date from November 30, 2016 to February 28, 2017.

On November 7, 2016 and August 9, 2016, Capital One, N.A. also elected to waive the Minimum Debt Service Coverage Ratio, calculated as of September 30, 2016 and June 30, 2016, respectively, in accordance with Section 7.15(a) of the Loan and Security Agreement.

Table Of Contents	13

As of September 30, 2016 and December 31, 2015, the total amounts due to Capital One, N.A. were $5,457,908 and $3,224,780, respectively.

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

On August 16, 2016 the Company issued 500,000 shares of restricted common stock with a fair value of $0.24, vesting over a period of one year.

There were 84,500,454 shares of common stock of the Company outstanding at September 30, 2016.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2015	43,146	0.19
Warrants exercised	—
Warrants outstanding at September 30, 2016	43,146	0.19

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

Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). In September, 2009, the shareholders of the Company approved an increase in the number of shares of common stock reserved under the 2006 Plan to 11,000,000 shares.  In April, 2011, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 13,000,000 shares. In May, 2013, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 16,000,000 shares. In April, 2014, the shareholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 21,000,000 shares. Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors.

Table Of Contents	14

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

For stock options issued during the three months and nine months ended September 30, 2016 and 2015, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Risk free interest rate	0.51% - 1.13%	-	0.51% - 1.705%	1.54%
Dividends	-	-	-	-
Volatility factor	70.47% - 93.01%	-	70.47% - 101.0%	133.9%
Expected life	6.25 years	-	6.25 years	6.25 years

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	10,130,720	$0.160
Granted	1,200,000	$0.270
Exercised	(161,291)	$0.090
Cancelled/Expired	(56,253)	$0.220
Outstanding at March 31, 2016	11,113,176	$0.180
Granted	-	$-
Exercised	(901,854)	$0.133
Cancelled/Expired	(56,247)	$0.191
Outstanding at June 30, 2016	10,155,075	$0.181
Granted	400,000	$0.250
Exercised	-	$-
Cancelled/Expired	(100,000)	$0.270
Outstanding at September 30, 2016	10,455,075	$0.161
Exercisable at September 30, 2016	7,413,400	$0.163

The following table summarizes information about stock options outstanding at September 30, 2016:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.27	10,455,075	6.01	$0.165	$1,036,052

Table Of Contents	15

The following table summarizes information about stock options exercisable at September 30, 2016:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.27	7,413,400	5.26	$0.163	$707,068

The following table summarizes information about non-vested stock options at September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2015	2,615,422	$0.160
Granted	1,200,000	$0.270
Vested	(303,224)	$0.116
Forfeited	(56,253)	$0.220
Non-Vested at March 31, 2016	3,455,945	$0.193
Granted	-	$-
Vested	(295,519)	$0.114
Forfeited	-	$-
Non-Vested at June 30, 2016	3,160,426	$0.215
Granted	400,000	$0.250
Vested	(293,751)	$0.114
Forfeited	(100,000)	$0.130
Non-Vested at September 30, 2016	3,166,675	$0.169

From time to time, we issue awards of restricted common stock to our board members. Generally, the awards vest over a period of one year after the date of grant contingent upon the continued service of the recipients. Awards are valued based on the market value of the common stock at grant date and compensation expense is recognized over the vesting period. The Company granted 500,000 restricted common stock awards in 2016 and 733,333 restricted stock awards in 2015.

The following tables summarize information about non-vested stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2015	366,665	$0.28
Granted	-	$-
Vested	(183,333)	$0.28
Non-Vested at March 31, 2016	183,332	$0.28
Granted	-	$-
Vested	(183,332)	$0.28
Non-Vested at June 30, 2016	-	$-
Granted	500,000	$0.24
Vested	(125,000)	$0.24
Non-Vested at September 30, 2016	375,000	$0.24

In accordance with ASC 718, the Company recorded $94,009 and $90,487 of compensation expense for employee stock options during the three months ended September 30, 2016 and 2015. The Company recorded $285,610 and $265,202 of compensation expense for employee stock options during the nine months ended September 30, 2016 and 2015. There was a total of $567,247 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at September 30, 2016. This cost is expected to be recognized over a weighted average period of 2.19 years. The total fair value of shares vested during the nine months ended September 30, 2016 was $254,251.

Table Of Contents	16

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2013 through 2015. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2011 through 2015.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2016 and 2015 as follows:

	September 30, 2016	September 30, 2015
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	2.9%	2.7%
Change in valuation allowance	(175.2%)	(36.7%)
Total	(138.3%)	0%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of the winter glove line during this period. The Company typically generates 55% - 65% of the glove net sales during these months. The change in valuation allowance is affected by the seasonality of the business. As of September 30, 2016, we reviewed current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize any of our deferred tax assets. In recognition of this risk, we have increased the valuation allowance by $1,832,000 on the deferred taxes for the period ended September 30, 2016.

As of September 30, 2016, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $4,104,000 and $5,384,000, respectively, that expire between 2016 and 2027.

10. Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company exercised its five year option to renew this lease commencing in July 2011. The facility is located in El Segundo, California. As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 for tenant improvements. The Company has sublet this facility for the remainder of its lease term as the Company relocated to Texas. Accordingly, rent expense for this facility for the three months and nine months ended September 30, 2016 was $0 and $0, respectively. Rent expense for the three months and nine months ended September 30, 2015 was $2,032 and $4,063, respectively.

On June 11, 2014, the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter of 2014. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102. As part of this process, we were granted $60,000 for tenant improvements. Rent expense attributable to this facility for the three months and nine months ended September 30, 2016 was $27,468 and $81,778, respectively. Rent expense for the three months and nine months ended September 30, 2015 was $24,263 and $72,788, respectively.

Table Of Contents	17

On November 10, 2015, the Company entered into a 24 month lease for a new international sourcing office in Jakarta, Indonesia, commencing on January 1, 2016. The monthly base rent is approximately $1,200 during the first year of the lease with an increase to approximately $1,325 per month for the second year of the lease. A security deposit of three month’s rent has been made in the amount of $3,730. Rent expense attributable to this facility for the three months and nine months ended September 30, 2016 was $4,343 and $13,346, respectively. No rent expense was recognized during 2015.

The Company has various non-cancelable operating leases for office equipment expiring through October, 2019. Equipment lease expense charged to operations under these leases was $3,863 and $3,626 for the three months ended September 30, 2016 and 2015, respectively. Equipment lease expense charged to operations under these leases was $15,895 and $11,468 for the nine months ended September 30, 2016 and 2015, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facilities	Equipment	Total
2016	27,869	2,698	30,567
2017	112,919	10,794	123,713
2018	16,175	7,329	23,504
2019	-	1,295	1,295
	$156,963	$22,116	$179,079

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

On August 26, 2016, the Company executed a settlement agreement to settle the lawsuit. The terms of this agreement are confidential. Orr will continue to be an important distributor of the Company’s products, but the Company can also sell KONG® through other distribution channels.

Table Of Contents	18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2016 and 2015. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 23, 2016.

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

Table Of Contents	19

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan was due to expire on November 30, 2016. On September 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at September 30, 2016 was 3.023%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base.

On November 7, 2016, Capital One, N.A. granted the Company a 90-day extension of the maturity date from November 30, 2016 to February 28, 2017. Capital One, N.A. has also stated that additional extensions and/or renewals will be considered, as necessary. During this extension, the Company’s intent is to renew the line with Capital One, N.A. and has already commenced talks with them to begin the process. We cannot assure that we would be able to successfully renew or replace the line of credit described above that would allow us to meet our debt obligations.

On November 7, 2016 and August 9, 2016, Capital One, N.A. also elected to waive the Minimum Debt Service Coverage Ratio, calculated as of September 30, 2016 and June 30, 2016, respectively, in accordance with Section 7.15(a) of the Loan and Security Agreement. Although we were able to obtain waivers for our loan covenants violations we may not meet the requirements of our covenants throughout the end of the extension period of the loan. At September 30, 2016, we had unused credit available under our current facility of approximately $2,542,092.

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

Table Of Contents	20

In the second and third quarters of 2016, the Company entered into patent licensing agreements with multiple companies. The licenses are for a fixed fee and are non-cancellable by the licensee. The Company has no significant continuing obligation with regards to the use of the patent and the license arrangements are treated as an outright sale. The total value of these agreements was $365,000.

Revenue Disclosures

The Company’s revenues are derived substantially from the sale of our core line of task specific work gloves, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Domestic	$5,098,656	$4,273,607
International	1,356,067	1,146,904
Total	$6,454,723	$5,420,511
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Domestic	$13,581,504	$11,190,725
International	3,316,416	3,969,434
Total	$16,897,920	$15,160,159

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the nine months ended September 30, 2016 and September 30, 2015 we decreased our inventory reserve by $300,251 and $0 with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $247,549 as of September 30, 2016 and $547,800 as of December 31, 2015. The reduction in the inventory obsolescence allowance of $300,251 over the nine month period ended September 30, 2016 is due to the sale of a portion of the glove and apparel inventory that we had previously reserved. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our current customers consist primarily of large national, regional and smaller independent customers with good payment histories with us. We perform periodic credit evaluations of our customers and maintain allowances for potential credit losses based on management’s evaluation of historical experience and current industry trends. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required. New customers are evaluated for credit worthiness before terms are established. Although we expect to collect all amounts due, actual collections may differ.  In the third quarter of 2016 we increased our allowance for doubtful accounts by $489,000 to provide for the estimate of uncollectible 2015 receivables net of inventories expected to be returned from our former Canadian distributor. This return was accepted in order to allow us to refocus and rebuild our Canadian distribution to enable us to service our major customers in Canada and due to the distributor’s inability to meet its financial obligations to us.

Table Of Contents	21

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/15	$75,000
Payments Recorded During the Period	(87,480)
(12,480)
Accrual for New Liabilities During the Reporting Period	87,480
Reserve Balance 3/31/16	75,000
Payments Recorded During the Period	(141,955)
(66,955)
Accrual for New Liabilities During the Reporting Period	141,955
Reserve Balance 6/30/16	75,000
Payments Recorded During the Period	(4,599)
70,401
Accrual for New Liabilities During the Reporting Period	4,599
Reserve Balance 9/30/16	$75,000

Table Of Contents	22

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of September 30, 2016, we reviewed current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize any of our deferred tax assets. In recognition of this risk, we increased the valuation allowance by $1,832,000 on the deferred taxes for the period ended September 30, 2016. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets. These deferred tax benefits are recorded on the balance sheet as long term deferred tax assets of $0 and $1,832,000 as of September 30, 2016 and December 31, 2015.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Net Sales increased $1,034,212 or 19.1%, to $6,454,723 in the quarter ended September 30, 2016 from $5,420,511 for the corresponding period in 2015. Two customers accounted for 33.0% of Net Sales during the quarter ended September 30, 2016 and one customer accounted for 24.5% of Net Sales during the quarter ended September 30, 2015. The Net Sales increase for the quarter is due to increases in our industrial, international and retail sales and the increase in the patent licensing fees. Patent licensing fees earned during the three month period ended September 30, 2016 was $116,103. This is partially offset by a decrease in the private label sales.  The sales increase in our industrial sales was primarily due to our increased business with Grainger.

Gross Profit increased $347,794 to $2,264,227 for the quarter ended September 30, 2016 from $1,916,433 for the corresponding period in 2015. Gross Profit, as a percentage of net sales, or gross margin, represented 35.1% for the third quarter of 2016 and 35.4% for the third quarter of 2015. The increase in gross profit dollars is primarily driven by the impact of 19% higher net sales and the patent license fees. This decrease in gross margin is primarily due to ramp-up costs of initiating our new program with Grainger. This includes expediting product from the factories to Grainger and certain start-up costs in distribution and operations.

Table Of Contents	23

Operating Expenses increased $483,384 to $2,574,903 in the three month period ending September 30, 2016 from $2,091,519 for the three month period ended September 30, 2015. As a percentage of net sales, Operating Expenses represented 39.9% for the three months ended September 30, 2016, compared to 38.6% of net sales for the same period in 2015. The majority of the increase is driven by approximately $489,000 of bad debt expense related to the discontinuance of our relationship with our Canadian distributor and increases in wages and benefit costs to service the Grainger business and generate new business, offset by the recovery realized from the settlement of the litigation with ORR.

Loss from Operations increased by $135,590, to a loss of $310,676 in the third quarter of 2016, from a loss of $175,086 in the third quarter of 2015. Loss from operations as a percentage of net sales increased to 4.8% in the third quarter of 2016 from 3.2% in the third quarter of 2015.  The increase in loss from operations in the third quarter was primarily due to increased operating expenses.

Interest Expense increased $15,299 to $45,992 in the third quarter of 2016 from $30,693 in the same period of 2015. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund the increased accounts receivable and inventory levels.

Net Loss Before Provision for Income Taxes increased $150,871 to a loss of $356,643 in the third quarter of 2016 from a loss of $205,772 in the third quarter of 2015.   The increase in net loss is primarily attributable to higher operating expenses as outlined above.

Deferred Income Tax Expense increased $1,832,000 in the third quarter of 2016 from $0 in the third quarter of 2015.   The increase is due to the increase in the valuation allowance for the deferred tax asset during the quarter.

Net Loss increased $1,982,871 to a loss of $2,188,643 in the third quarter of 2016 from a loss of $205,772 in the third quarter of 2015.   The increase in net loss is primarily attributable to the deferred tax adjustment discussed above.

Comparison of Nine Months Ended September 30, 2016 and 2015

Net Sales increased $1,737,761 or 11.5%, to $16,897,920 in the nine months ended September 30, 2016 from $15,160,159 for the corresponding period in 2015. Two customers accounted for 34.2% of Net Sales during the nine months ended September 30, 2016 and three customers accounted for 44.9% of Net Sales for the nine months ended September 30, 2015.  The Net Sales increase for the nine month period is due to increases in industrial and retail sales and the increase in the patent licensing fees, offset in part by decreases in our international and private label sales. Patent licensing fees earned during the nine month period ended September 30, 2016 was $368,103. We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit increased $575,048 to $6,034,683 for the nine months ended September 30, 2016 from $5,459,635 in the prior year period. Gross Profit, as a percentage of net sales, or gross margin, decreased to 35.7% on a year-to-date basis from 36.0% for the same period of 2015. The decrease in gross profit percentage points of 0.3% was primarily due to ramp up costs of initiating our new program with Grainger. This includes expediting product from the factories to Grainger and certain start-up costs in distributions and operations.

Operating Expenses increased $1,360,820 to $7,229,428 for the nine months ended September 30, 2016, compared to $5,868,608 for the corresponding period in 2015. As a percentage of net sales, Operating Expenses represented 42.8% for the nine months ended September 30, 2016, compared to 38.7% of net sales for the same period in 2015. The majority of the increase is driven by approximately $489,000 of bad debt expense related to the discontinuation of business with our Canadian distributor. The balance of the variance is primarily due to an increase in wage and benefit costs. Part of this increase comes from additional headcount required to service the Grainger business and generate new business. The remainder of the wage and benefit increase is attributable to the year-over-year impact of post third quarter 2015 new hires. Our number of employees was 43 at September 30, 2016 and 38 at September 30, 2015.

Table Of Contents	24

Loss from Operations increased by $785,772 to a loss of $1,194,745 for the nine months ended September 30, 2016, from a loss of $408,973 in the corresponding period of 2015. The increase in loss from operations in the nine month period was primarily due to increased operating expenses.

Interest Expense increased $64,037 to $129,672 in the first nine months of 2016 from $65,635 in the same period of 2015. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund the increased accounts receivable and inventory levels.

Net Loss Before Provision for Income Taxes increased $849,780 to a loss of $1,324,367 for the nine months ended September 30, 2016 from a loss of $474,587 in the prior year period. This increased loss was primarily the result of increased operating expenses.

Deferred Income Tax Expense increased $1,832,000 for the nine month period ended September 30, 2016 from $0 in 2015.   The increase is due to the increase in the valuation allowance for the deferred tax asset.

Net Loss increased $2,681,110 to a loss of $3,155,697 for the nine months ended September 30, 2016 from a loss of $474,587 for the same period in 2015.   The increase in net loss is primarily attributable to the deferred tax adjustment discussed above and the increase in operating expenses.

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

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Our need for working capital is seasonal, with the greatest requirements from June through the end of December each year as a result of our inventory build-up during this period for the fall and winter selling seasons. Historically, our main sources of liquidity have been borrowings under our existing revolving credit facility, the issuance of subordinated debt and the sale of equity.  In the short term we monitor our credit issuances and cash collections to maximize cash flows and investigate opportunities to reduce our current inventories to convert these assets into cash.  Over the past several years, and continuing in the near and longer term we are focused on controlling our operating costs, while at the same time, investing for the growth of the business, managing margins and improving operating procedures to generate sustained profitability.

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan was due to expire on November 30, 2016. On September 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at September 30, 2016 was 3.023%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base.

Table Of Contents	25

On November 7, 2016, Capital One, N.A. granted the Company a 90-day extension of the maturity date from November 30, 2016 to February 28, 2017. Capital One, N.A. has also stated that additional extensions and/or renewals will be considered, as necessary. During this extension, the Company’s intent is to renew the line with Capital One, N.A. and has already commenced talks with them to begin the process. We cannot assure that we would be able to successfully renew or replace the line of credit described above that would allow us to meet our debt obligations.

On November 7, 2016 and August 9, 2016, Capital One, N.A. also elected to waive the Minimum Debt Service Coverage Ratio, calculated as of September 30, 2016 and June 30, 2016, respectively, in accordance with Section 7.15(a) of the Loan and Security Agreement. Although we were able to obtain waivers for our loan covenants violations we may not meet the requirements of our covenants throughout the end of the extension period of the loan. At September 30, 2016, we had unused credit available under our current facility of approximately $2,542,092.

The Company utilized cash flow from operations of $2,137,511 in the first nine months of 2016. The cash flow utilized from operations is primarily the result of increases in inventory, prepaid expenses and other non-current assets, offset by decreases in accounts receivable and deposits on inventory and an increase in accounts payable and accrued expenses. The increase in inventory of $1,440,582 (net of change in allowance of inventory obsolescence of $300,251) from December 31, 2015 is attributable to the build-up of inventory to service our greatly expanded program with Grainger and the introduction of our new Vibram/IVE lines. It is projected that inventory levels will reduce during Q4 of 2016.

The Company generated approximately $2,367,761, net, of cash flow in financing activities primarily from borrowings against the line of credit.

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

Off Balance Sheet Arrangements

At September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Table Of Contents	26

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2016, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO). The COSO Commission has recently adopted a revision of the Internal Control-Integrated Framework which became effective for us in December 2014. We expect to be in full compliance later this year.

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

Table Of Contents	27

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

10.1*	Settlement Agreement dated August 26, 2016, between Ironclad Performance Wear Corporation and ORR Safety Corporation.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

*       Confidential treatment requested.

**       Furnished herewith.

Table Of Contents	28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: November 14, 2016	By:	/s/ William Aisenberg
William Aisenberg, EVP, Chief Financial Officer

Table Of Contents	29