Form 10-K
period 2016-12-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2017-04-17
CIK 1301712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

At April 7, 2017, the issuer had 85,646,354 shares of common stock, par value $0.001 per share, issued and outstanding.

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

General

Founded in 1998, we design and manufacture branded performance work wear for a variety of construction, do-it-yourself, industrial, sporting goods and general services markets. Since inception, we have leveraged our proprietary technologies to design task-specific technical gloves and performance apparel designed to improve the wearer’s ability to safely, efficiently and comfortably perform specific job functions. Our goal is to establish and maintain a reputation in the construction, do-it-yourself, industrial, sporting goods and general services markets as a leader in performance gloves.

We manufacture our performance gloves using functional materials, including DuPont™ Kevlar®, Nomex® and Teflon®, Clarino® Synthetic Leather, CT-5® Cut Resistant Fabric and Duraclad®. We incorporate these materials in the manufacturing process to create products that meet the functional and protective requirements of our consumers. Since inception, we have employed an in-house research and development department responsible for identifying and creating new products and applications, and improving and enhancing existing products.

Table Of Contents	1

We currently sell our products in all 50 states and internationally through an estimated 10,000 retail outlets. Our gloves are priced at retail between $12 and $89 per unit.

Glove Products

Currently, our primary products are our task-specific technical gloves. Glove products are specially designed for individual user groups. Currently, we produce and sell over 100 distinct glove types in a variety of sizes and colors which cater to the specific demands and requirements of industrial, construction, do-it-yourself, and sporting goods consumers, including carpenters, machinists, package handlers, plumbers, welders, roofers, oil and gas workers, mechanics, hunters, gardeners and do-it-yourself users. Gloves are available in multiple levels of protection and abrasion that allow the wearer to choose a product based on the task demands, weather and ease of motion. Glove products are currently manufactured by multiple suppliers operating in China, Bangladesh, Cambodia, Vietnam and Indonesia. The manufacturing capabilities necessary for the manufacturing of our gloves is not particularly specialized and we believe that we would be able to replace our current manufacturers without significant disruption in supply, if necessary. Raw material suppliers and substitute materials are readily available and we believe that our manufacturers would be able to replace their current raw material suppliers without significant disruption in supply.

Competition

Ironclad competes in the following principal markets: industrial, construction and sport.

Ironclad faces competition from other specialty gloves and apparel companies, such as Custom Leathercraft Manufacturing Company, Ergodyne, Hex Armour, Mechanix Wear and Ringer’s. Compared generally, we believe our material selection and construction provides for superior protection, durability, quality and repeat customers affording a substantial, sustainable advantage in the category.

Mainstream Product Channels

To date, we have established our reputation, customer loyalty and brand by selling our products through hardware stores (including do-it-yourself (DIY) chains), lumber yards, big box home centers, industrial distributors and automotive and sporting goods retailers. We intend to continue to expand into additional large retailers and distributors in 2017.

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

Table Of Contents	2

We have been expanding our efforts on Web sales and marketing through a redesigned Ironclad Website and a dedicated KONG™ website and will continue to focus on e-commerce (i.e. offering our complete line of gloves, in all sizes, directly to the end consumer).

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

Sales through industrial distributors accounted for approximately 69% and 66% of our sales revenue in 2016 and 2015, respectively. One distributor, Customer “A”, accounted for approximately 4% of our sales in 2016 and approximately 20% of our sales in 2015. Another distributor, Customer “B”, accounted for approximately 15% of our sales in 2016 and approximately 12% of our sales in 2015. Another distributor, Customer “C”, accounted for approximately 34% of our sales in 2016 and approximately 6% of our sales in 2015.

Selected Analysis of “Big Box” and International Retailers

We plan to continue our expansion by increasing selling efforts through “Big Box” home centers, large industrial distributors and international channels, which we believe creates significant opportunities for strengthening our brand and expanding our product penetration in the various markets.

Geographic Information

Domestic sales accounted for 79% of our revenue in 2016 and 74% in 2015. International sales through our independent distributors in Australia, the United Kingdom, Canada, the Netherlands, Sweden and other countries, accounted for our remaining revenue in each year. All of our fixed assets are located in the United States, principally in Texas at our headquarters. Our products are currently manufactured in China, Bangladesh, Indonesia, Vietnam and Cambodia. Most of our inventory is held in our main, third party warehouse in California, however, we do maintain a small, varying amount in our FTZ warehouse in Singapore.

Intellectual Property and Proprietary Rights

We currently have thirteen U.S. patents, eleven international patent and five U.S. and multiple international patents pending, which are intended to protect the design and technical innovations found in our performance work gloves. Following are descriptions of the patents or patents pending.

U.S. Patents Issued – 13

“Glove Palm Pattern”

U.S. Patent No. D514,771, Issued February 14, 2006, expires 2/14/20

Palm reinforcement design - provides high dexterity and protection (the Ironclad ‘apple core’ palm design).

Example of usage - General Utility Glove

“Glove having molded rubber palm pattern with a portion that rolls over fingertips”

Table Of Contents	3

U.S. Patent No. 7,100,212, Reissue number RE42,839, Issued September 5, 2006, expires 8/13/22

Seamless, molded rubber fingertip design - provides comfort and tactility at the fingertips, and molded rubber reinforcement for grip and durability.

Example of usage – Extreme Duty 2 Glove

“Glove Palm Pattern”

U.S. Patent No. D536,837 Issued February 13, 2007, expires 2/13/21

Three-dimensional, impact protection palm pad design – provides impact and vibration protection while holding pneumatic and electric power tools, with increased dexterity and tool control, and reduces injury-inducing pressure on the median nerve of the hand (ContourGrip®).

Example of usage – Vibration Impact Glove

“Glove construction wherein palm material rolls over fingertip”

U.S. Patent No. 7,287,285, Issued October 30, 2007, expires 8/13/22

Three-dimensional fingertip design that eliminates seams at the fingertips - provides comfort and tactility at the fingertips, and mimics the three-dimensional shape of the finger (Rolltop® fingertips).

Example of usage –Ranchworx Glove, Tuffchix Glove

“Glove Palm Pattern”

U.S. Patent No. D568,003, Issued April 29, 2008, expires 4/29/22

Silicone grip palm design – provides enhanced ‘tacky’ grip on smooth surfaces (cardboard boxes, hand and power tools, glass, drywall, etc.), while maintaining fabric breathability and dexterity.

Example of usage – Box Handler Glove

“Glove Palm Design”

U.S. Patent No. D618,882, Issued July 6, 2010, expires 7/6/24

Palm design for grip or reinforcements – provides the same benefits as D568,003, in a design specific to the automotive retail market.

Example of usage – Snap-on SuperGrip Glove

“Glove for use in the oil and natural gas extraction industries”

U.S. Patent No. 9,241,519, Issued January 26, 2016, expires 5/4/31

Glove design with enhanced back of hand impact protection – designed to reduce or eliminate injuries that occur on oil drilling sites, such as broken and fractured bones, pinched fingers, bruises, etc., while maintaining high dexterity, comfort and grip.

Example of usage – KONG Original Glove, Ironclad Industrial Impact Gloves

Table Of Contents	4

“Improved Glove Palm Construction and Method For Fabricating the Palm Construction”

U.S. Patent No. 9,266,263, Issued February 23, 2016, expires 12/22/34

Glove palm material – a material that provides oil resistance, heat resistance and grip in the presence of heavy oil saturation, while maintaining breathability, washability, dexterity, and durability.

Example of usage – KONG HPT SuperGrip Glove

“Glove Back Design”

U.S. Patent No. D756,039, Issued May 10, 2016, expires 5/10/30

Back of hand design for impact protection rubber pieces.

Example of usage – KONG ORIGINAL

“Glove Back (HEX)”

U.S. Patent No. D774,277, Issued Dec 20, 2016, expires 12/20/31

Design patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

“Glove Back (CIRCLE)”

U.S. Patent No. D774,276, Issued Dec 20, 2016, expires 12/20/31

Design patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

“Glove Back (SQUARE)”

U.S. Patent No. D774,275, Issued Dec 20, 2016, expires 12/20/31

Design patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

Table Of Contents	5

“Glove Back Design (ICON)”

U.S. Patent No. D771, 901, Issued Nov 22, 2016, expires 11/22/31

Design patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

U.S. Patents Pending - 5

“Glove with Optimized Safety Markings”

USPTO Application No. 62/233,210, September 25th, 2015 PROVISIONAL

Utility patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

“Glove with Optimized Safety Markings”

USPTO Application No. 62/257,376, November 19th, 2015 PROVISIONAL

Utility patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

“Glove Palm Design”

USPTO Application No. 29/540,689, September 25th, 2015 PENDING

Design patent for glove with rubber palm.

Example of usage – Ironclad Industrial Impact Vibram gloves

“Glove with Improved Grip and Durability”

USPTO Application No. 62/233,282, September 25th, 2015 PROVISIONAL

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

Example of usage – Heatworx Heavy Duty Glove

Foreign Patents Issued – 11

Singapore

“Glove for use in the oil and natural gas extraction industries”,
Patent number: 169763 [WO 2010/032218], Issued April 13, 2012, expires 9/18/29

Example of usage – KONG Original Glove, Ironclad Industrial Impact Gloves

Australia (7)

“Glove for use in the oil and natural gas extraction industries”,
Patent number: 2009294212, Issued February 25, 2016, expires 9/18/29

Example of usage – KONG Original Glove, Ironclad Industrial Impact Gloves

“Glove Back”

Application/Registration numbers:

201611525

201611526

201611527

201611528

201611529

201611530

Issued March 31, 2016, expires 3/17/26

Design patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

Table Of Contents	7

Korea

“Glove for use in the oil and natural gas extraction industries”,
Patent number: 10-1616146, Issued April 21, 2016, expires 9/18/29

Example of usage – KONG Original Glove, Ironclad Industrial Impact Glove

European Union

“Glove Back”

Application/Registration number: 003039031 Issued March 23, 2016, expires 3/23/41

Design patent for glove with characteristics that enhance visibility at a distance.

Example of usage – Ironclad Industrial Impact gloves

Canada

“Glove for use in the oil and natural gas extraction industries”,
Patent number: 2771751, Issued August 9, 2016, expires 9/18/29

Example of usage – KONG Original Glove, Ironclad Industrial Impact Gloves

Foreign Patents Pending – Multiple Countries

Impact Protection Patent – 3 countries/regions

“Glove for use in the oil and natural gas extraction industries”

PCT/IB2009/054108, September 30, 2009

EU - PUBLISHED,\ Example of usage – KONG Original Glove

IVE Design Patent – 3 countries/regions

Canada

China

Indonesia

VIBRAM Palm Design Patent – 5 countries/regions

Australia

Canada

EU

China

Indonesia

Ironclad owns the following trademark intellectual property: 52 registered U.S. trademarks, 6 in-use U.S. trademarks, 13 U.S. trademark pending registration, 39 registered international trademarks and 43 pending international trademarks. These trademarks significantly strengthen consumer awareness of the Ironclad brand, and enable Ironclad to maintain distinction between it and other companies trying to copy the Ironclad brand image. We also have 7 copyright marks.

Table Of Contents	8

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

Employees

As of April 7, 2017, Ironclad had 40 full-time employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. Ironclad considers its relationships with its employees to be positive.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

Table Of Contents	9

·	the timing of our introduction of new product lines;
·	the level of consumer acceptance of each new product line;
·	general economic and industry conditions that affect consumer spending and retailer purchasing;
·	trends in the industries in which our customers generally operate;
·	the availability of manufacturing capacity;
·	the seasonality of the markets in which we participate;
·	the timing of trade shows;
·	the product mix of customer orders;
·	the timing of the placement or cancellation of customer orders;
·	the weather;
·	transportation delays;
·	quotas and other regulatory matters; and
·	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

Our failure to comply with the covenants contained in our credit facility with Capital One, N. A. could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

Our credit facility with Capital One, N.A. (“Capital One”) requires us to maintain certain financial ratios and to comply with various operational and other covenants. If there were an event of default under our credit facility that was not cured or waived, Capital One could cause all amounts outstanding under our credit facility to be due and payable immediately. There can be no assurance that our assets or cash flow would be sufficient to fully repay borrowings under our credit facility if accelerated upon an event of default, or that we would be able to refinance or restructure the payments thereon.

We have received waivers of the minimum debt service coverage ratio required under our credit facility for the four quarters of fiscal 2016. If, in the future, we are required to obtain similar waivers as a result of our inability to meet the required financial ratios, there can be no assurance that those waivers will be available on commercially reasonable terms or at all. While we have extended our credit facility with Capital One to April 17, 2018, if we are unable to repay, refinance or restructure our credit facility, or amend and/or obtain waivers of the covenants contained therein, Capital One could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets. This would have a material adverse impact on our liquidity, financial position and results of operations.

Table Of Contents	10

We may be unable to effectively manage our growth.

Our strategy envisions growing our business. Any growth in or expansion of our business is likely to continue to place a strain on our financial, managerial and other administrative resources, infrastructure and systems. We have historically been undercapitalized to effectively manage and sustain our growth. As with other growing businesses, we expect that we will need to continually restructure and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

·	expand our systems effectively or efficiently or in a timely manner;
·	allocate our human resources optimally;
·	meet our capital needs;
·	identify and hire qualified employees or retain valued employees; or
·	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

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

Table Of Contents	11

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

We do not have long-term contracts with any of our independent contractors and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, our business would be harmed to the extent we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements.

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

Table Of Contents	12

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

Our glove products are manufactured by 6 manufacturers operating in China, Bangladesh, Cambodia, Vietnam and Indonesia. We use offshore manufacturers for all or some of these products. In addition, approximately 22% of our fiscal 2016 net revenues were generated through international sales and we plan to increase our sales to international markets in the future. As a result of our international manufacturing and sales, we are subject to additional risks associated with doing business abroad, including:

·	political unrest, terrorism and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
·	difficulties in managing foreign operations, including difficulties associated with inventory management and collection on foreign accounts receivable;
·	dependence on foreign distributors and distribution networks;
·	currency exchange fluctuations and the ability of our manufacturers to change the prices they charge us based on fluctuations in the value of the U.S. dollar relative to their respective currencies;
Table Of Contents	13

·	the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards as well as restrictions on the transfer of funds;
·	disruptions or delays in shipments;
·	changes in local economic and non-economic conditions and standards in which our manufacturers, suppliers or customers are located; and
·	reduced protection for intellectual property rights in jurisdictions outside the United States.

These and other factors beyond our control could interrupt our manufacturers’ production in offshore facilities, influence the ability of our manufacturers to export our products cost-effectively or at all, inhibit our unaffiliated manufacturer’s ability to produce certain materials and influence our ability to sell our products in international markets, any of which could have an adverse effect on our business, financial conditions and operations.

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

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of our senior management team. While we have employment agreements with our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, each may voluntarily terminate their employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants other than those linked to severance payments as provided in their agreements. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

Table Of Contents	14

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

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were ineffective as of the year ended December 31, 2016, having identified a material weakness in our internal controls due to the controls on revenue recognition. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Table Of Contents	15

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

·	quarterly variations in our revenues and operating expenses;
·	developments in the financial markets, apparel industry and the worldwide or regional economies;
·	announcements of innovations or new products or services by us or our competitors;
·	announcements by the government that affect international trade treaties;
·	fluctuations in interest rates and/or the asset backed securities market;
·	significant sales of our common stock or other securities in the open market; and
·	changes in accounting principles.

Table Of Contents	16

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

The trading of our common stock on the OTCQB and the designation of our common stock as a “penny stock” could impact the trading market for our common stock.

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

Table Of Contents	17

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

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 30.6% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Table Of Contents	18

Item 2. Properties.

We lease all of our facilities. Our headquarters are located at 1920 Hutton Court, Suite 300, Farmers Branch, Texas 75234. The table below sets forth certain information regarding our leaseholds as of December 31, 2016.

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

Item 3. Legal Proceedings.

On September 28, 2015, Ironclad Performance Wear Corporation filed a Petition in the District Court of Dallas County, Texas, 193rd Judicial District, Cause No. DC-15-11878, against Orr Safety Corporation (“Orr”), a significant customer of the Company. The Petition alleged that Orr had materially breached an Exclusive License and Distributorship Agreement with Ironclad by, inter alia, failing to use its best efforts to actively promote, market and sell the KONG® brand of gloves manufactured by Ironclad, and selling gloves that were similar to, or competitive with, the KONG® brand. The Petition also alleged that Orr materially breached other agreements between the parties, and provided notice that Ironclad was terminating the Exclusive License and Distributorship Agreement due to Orr’s material breaches. The Petition sought damages, declaratory relief regarding Ironclad’s rights and obligations under the relevant agreements, and all other available relief. On October 23, 2015, Orr filed an Answer and Counterclaim in the Dallas County action, and concurrently removed the case to the United States District Court for the Northern District of Texas, Case No. 3:15-cv-03453-D. Orr’s Counterclaim alleged that Ironclad breached the Exclusive License and Distributorship Agreement, as well as a Sub-Distributorship Agreement between the parties by, inter alia, infringing upon Orr’s exclusive rights under the agreements, failing to pay appropriate royalties to Orr, and failing to protect the intellectual property of the KONG® brand of glove. The Counterclaim also alleged that Ironclad engaged in selling “counterfeit” KONG® products in violation of the parties’ agreement. Ironclad filed an Answer to the Counterclaim on November 27, 2015 denying all material allegations. On December 7, 2015, Orr filed an Amended Answer to Ironclad’s Petition responding to each of the allegations pursuant to the pleading standards in federal court. On December 3, 2015, the Court entered a Scheduling Order setting deadlines for discovery and dispositive motions. On July 13, 2016, the Company filed a motion for summary judgement.

Table Of Contents	19

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is quoted on the OTC Markets’ OTCQB tier under the symbol “ICPW.” The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as determined from sporadic quotations on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2015
First Quarter	$0.30	$0.20
Second Quarter	$0.31	$0.24
Third Quarter	$0.30	$0.23
Fourth Quarter	$0.31	$0.21
Year Ended December 31, 2016
First Quarter	$0.30	$0.235
Second Quarter	$0.28	$0.22
Third Quarter	$0.28	$0.215
Fourth Quarter	$0.28	$0.22

On April 7, 2017, the closing sales price of our common stock as reported on the OTCQB was $0.22 per share. As of April 7, 2017, there were 136 stockholders of record of our common stock.

Dividends

We have never paid dividends on our common stock. We intend to retain any future earnings for use in our business.

Item 6. Selected Financial Data.

Not applicable.

Table Of Contents	20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Consolidated Financial Statements of Ironclad Performance Wear Corporation and the “Notes to Consolidated Financial Statements” included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Ironclad Performance Wear Corporation for the fiscal years ended December 31, 2016 and 2015. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Overview

We are a leading designer and manufacturer of branded performance work wear. Founded in 1998, we have grown and leveraged our proprietary technologies to produce task-specific gloves that are designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. We have built and continue to augment our reputation among professionals in the construction and industrial service markets, and do-it-yourself and sporting goods consumers with products specifically designed for individual tasks or task types. We believe that our dedication to quality and durability and focus on our clients’ needs has created a high level of brand loyalty and has solidified substantial brand equity.

We plan to increase our domestic revenues by leveraging our relationships with existing retailers and industrial distributors, including “Big Box” and sporting goods retailers, increasing our product offerings in new and existing locations, and introducing new products, developed and targeted for specific customers and/or industries.

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors. From 2006 through 2012 we entered the Canadian and European markets through distributors. International sales represent approximately 21% of total sales in 2016. We plan to continue to increase sales internationally by expanding our distribution into international markets during the fiscal year ending December 31, 2017.

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

Table Of Contents	21

In June 2016, the Company entered into a barter agreement whereby it delivered $307,837 of its inventory in exchange for future advertising credits and other items. The credits, which expire in June 2019, are valued at the lower of the Company’s cost or market value of the inventory transferred. The Company has recorded barter credits of $307,837 in “Other Assets - Non-current” at December 31, 2016. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising, or other items, and use the barter credits to pay the balance. These credits are charged to expense as they are used. During the twelve months ended December 31, 2016 $0 was charged to expense for barter credits used.

In Q2, Q3 and Q4 2016, the Company entered into patent licensing agreements with multiple companies. The licenses are for a fixed fee and are non-cancellable by the licensee. The Company has no significant continuing obligation with regards to the use of the patent and the license arrangements are treated as an outright sale. The total value of these agreements was $383,500. The payment terms for these licenses varied by licensee and, in one case, payments extend over a period of five years. The Company has recorded $41,980 in “Prepaid expenses and other current assets” at December 31, 2016, representing the amounts that are due and payable within twelve months of December 31, 2016. At December 31, 2016, “Other Assets - Non-current” includes $101,430 of amounts that are due and payable in periods after December 31, 2017.

Revenue Disclosures

The Company’s revenues are derived from the sale of our core line of task specific work gloves plus our line of workwear apparel products, available to all of our customers, both domestically and internationally through third party distributors. Below is a table outlining this breakdown for the comparative periods:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Domestic	$19,743,090	$16,265,891
International	5,243,788	7,316,128
Total	$24,986,878	$23,582,019

The Company sells product directly to numerous international distributors, located on various continents. As the Company does not receive information from these distributors regarding their customers and their respective locations, the Company is not able to specifically disclose in which countries its products are sold.

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

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the years ended December 31, 2016 and December 31, 2015 we adjusted our inventory reserve by $350,251 and $0, with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $197,549 as of December 31, 2016 and $547,800 as of December 31, 2015, respectively. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Table Of Contents	22

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

Saleable Product Returns - We may allow from time-to-time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition, we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose.

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

Our current estimated future sales return rate is approximately 0.30% of the trailing twelve months’ net sales. As noted above, our return rate is based upon our past history of actual returns and we estimate amounts for product returns for a given period by applying this historical return rate and reducing actual gross sales for that period by a corresponding amount. We believe that using a trailing 12-month return rate provides us with a sufficient period of time to establish recent historical trends in product returns for two primary reasons: (i) our products’ useful life is approximately 3-4 months and (ii) we are able to quickly correct any significant quality issues as we learn about them. If an unusual circumstance exists, such as a product that has begun to show materially different actual return rates as compared to our average 12-month return rates, we will make appropriate adjustments to our estimated return rates. Factors that could cause materially different actual return rates as compared to the 12-month return rates include a new product line, a change in materials or product being supplied by a new factory. Although we have no specific statistical data on this matter, we believe that our practices are reasonable and consistent with those of our industry. Our warranty terms under our arrangements with our suppliers do not provide for individual products returned by retailers or retail customers to be returned to the vendor.

Table Of Contents	23

Reserve for Product and Warranty Returns
Reserve Balance 12/31/14	$75,000
Payments Recorded During the Period	(294,959)
(219,959)
Accrual for New Liabilities During the Reporting Period	294,959

Reserve Balance 12/31/15	75,000
Payments Recorded During the Period	(192,230)
(117,230)
Accrual for New Liabilities During the Reporting Period	192,230

Reserve Balance 12/31/16	$75,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in our balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. For the year ended December 31, 2015 we assessed the need for a valuation allowance against our deferred tax assets and concluded that it is more likely than not that we will not be able to realize more of our deferred tax asset than estimated in 2014. Accordingly, there is no adjustment to deferred taxes for 2015. At September 30, 2016, we reviewed current profitability and forecasted future results and concluded that it was more likely than not that we would not be able to realize any of our deferred tax assets. In recognition of this risk, we provided a full valuation allowance on the deferred taxes for the period ended September 30, 2016 amounting to $1,832,000. At December 31, 2016, we maintained our position to provide a full allowance on our net deferred tax assets. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets. These deferred tax benefits are recorded on the balance sheet as long term deferred tax assets of $0 and $1,832,000 as of December 31, 2016 and December 31, 2015.

Table Of Contents	24

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Recent Accounting Pronouncements

See Note 2 to our audited consolidated financial statements included in this report for recently issued accounting pronouncements, including the expected dates of adoption and expected impact to our consolidated financial statements upon adoption.

Results of Operations

Comparison of Years Ended December 31, 2016 and December 31, 2015

Net Sales increased $1,404,859, or 6.0%, to $24,986,878 in the year ended December 31, 2016 from $23,582,019 for the corresponding period in 2015. This increase was primarily due to increased sales to one specific industrial customer “Customer C” who chose Ironclad as a strategic vendor partner over previous suppliers, who primarily sells to the maintenance, repair and overhaul (MRO) industry and the oil & gas industry. The industrial distributor category sales increased approximately $3,393,000 and our retail customers, most notably the retail Do It Yourself (DIY) increased approximately $1,483,000. These increases were partially offset by decreased sales of approximately $1,740,000 with international customers and $1,731,000 to our private label customers. Customer “A”, who primarily sells to the oil & gas industry, accounted for approximately $957,000 or 4% of net sales for year ended December 31, 2016, Customer “B”, who primarily sells to the international mining and retail industries, accounted for approximately $3,764,000 or 15% of net sales for the year ended December 31, 2016 and Customer “C”, who primarily sells to the North American MRO market, accounted for approximately $8,446,000 or 34% of net sales for the year ended December 31, 2016. Customer “A” accounted for approximately $4,673,000 or 20% of net sales for year ended December 31, 2015, Customer “B” accounted for approximately $2,919,000 or 12% of net sales for the year ended December 31, 2015 and Customer “C” accounted for approximately $1,351,000 or 6% of net sales for the year ended December 31, 2015. We continue to focus our sales efforts on those areas where we see continued growth, the industrial and safety channels, international markets and job specific glove styles.

Gross Profit increased $631,944 to $8,910,366 for the year ended December 31, 2016 from $8,278,422 for the year ended December 31, 2015. Gross profit, as a percentage of net sales, or gross margin, increased to 35.7% in 2016 from 35.1% in 2015. This increase in gross profit is primarily due to product mix and customer sales mix shifts.

Operating Expenses increased by $1,448,152, or 17.2%, to $9,872,382 in 2016 from $8,424,230 in 2015. As a percentage of net sales, operating expenses increased to 39.5% in 2016 from 35.7% in the same period of 2015. The increased spending in 2016 was primarily due to increased wages and benefits to support the increased domestic and international sales initiatives of approximately $920,000 and increased bad debt expense related to the discontinuance of business with our former Canadian distributor of approximately $510,000. Our number of employees increased to 42 at December 31, 2016 from 41 at December 31, 2015.

Loss from Operations increased $816,208, to $962,016 in 2016 from $145,808 in 2015. Loss from operations as a percentage of net sales increased to (3.7%) in 2016 from (0.6%) in 2015. The decrease in income from operations for 2016 was primarily the result of higher operating expenses as mentioned above.

Interest Expense increased $83,540 to $174,944 in 2016 from $91,404 in 2015. The increase was primarily due to higher working capital needs which necessitated higher bank borrowings in the current year.

Deferred Income Tax Expense. For the year ended December 31, 2015 we assessed the need for a valuation allowance against our deferred tax assets and concluded that it is more likely than not that we will not be able to realize more of our deferred tax asset than estimated in 2014. Accordingly, there is no adjustment to deferred taxes for 2015. For the year ended December 31, 2016, we reviewed current profitability and forecasted future results and concluded that it was not more likely than not that we would be able to realize any of our deferred tax assets. In recognition of this risk, we provided a full valuation allowance on the deferred taxes at December 31, 2016. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets. These deferred tax benefits are recorded on the balance sheet as long term deferred tax assets of $0 and $1,832,000 as of December 31, 2016 and December 31, 2015, respectively.

Net loss increased $2,736,902 to $2,968,217 in 2016 from $231,315 in 2015. This decrease in income is a result of two factors, the combination of each of the net sales, profit and expense factors discussed above, and increase in valuation allowances against deferred tax assets recognized in 2016.

Table Of Contents	25

Seasonality and Annual Results

Our glove business generally shows an increase in sales during the third and fourth quarters due primarily to an increase in the sale of our winter glove line during this period. We typically generate approximately 60% of our glove net sales during these months. As the overall economy continues to experience pockets of recovery, our results have been positively impacted by the successful introduction of new products designed specifically for the oil and gas, safety & MRO, automotive and sporting goods industries.

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

Operating Activities. In 2016, cash used in operating activities was $763,249 and consisted primarily of net loss of $2,968,217, increased by non-cash items of $2,033,946, a decrease in accounts receivable of $889,255, a decrease in deposits on inventory of $62,996, an increase in accounts payable and accrued expenses of $1,315,382; offset by an increase in inventory of $1,701,349 and an increase in prepaid expenses and other assets of $395,262.

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

Investing Activities. In 2016 and 2015, investing activities were primarily the result of capital expenditures, mainly for computer equipment, furniture, leasehold improvements and trademark applications. Cash used in investing activities increased $199,055 to $371,751 for 2016 from $172,696 in 2015. Expenditures for property and equipment in 2016 and 2015 were $248,742 and $172,330, and investment in trademarks and patents were $123,009 and $366, respectively.

Financing Activities. Financing activities in 2016 consisted of net borrowing under our bank credit facility of $1,023,290 and cash proceeds from the issuance of common stock due to stock option exercises of $134,633. Financing activities during 2015 consisted of net borrowings under our bank credit facility of $638,746 and cash proceeds from the issuance of common stock due to stock option exercises of $129,453.

Table Of Contents	26

The Company reported net losses of $3.0 million (including a non-cash reserve for the deferred tax asset of $1.8 million) and $0.2 million for the years ended December 31, 2016 and December 31, 2015, respectively. At December 31, 2016 and 2015, we had an accumulated deficit of $11.5 million and $8.5 million, respectively.  While revenue from certain customers declined, the Company still experienced total revenue growth of $1.4 million, primarily attributed to our recurring revenue customer base and new customers. In order to generate the growth in the Company’s revenue and customer base, the Company made significant investments in staff, and the related benefit, advertising and travel costs, in order to acquire and maintain these customers in anticipation of stable future recurring revenues. This in-part caused our total operating costs to out-pace the increase in gross profit, resulting in continued operating losses during 2016 of $0.9 million. Included in the $0.9 million operating loss, the Company experienced significant one time charges totaling $0.6 million related primarily to the discontinuance of business with our authorized Canadian distributor and legal costs related to our now settled ORR litigation. The Company expects to continue to strategically expend resources to retain and increase the revenue from these customers. Additionally, in excess of $1.8 million of the increase in the accumulated deficit is attributable to a valuation reserve established against the Company’s deferred tax asset. This reserve is a non-cash charge to the income statement. In aggregate, of the $3.0 million increase in the accumulated deficit, approximately $2.5 million is attributable to these charges. The balance is attributable to investing in the business to grow the Company’s revenues. The resultant impact of these continuing losses was that the Company failed to meet its required covenants with Capital One, N.A. which in combination raised substantial doubt on our ability to continue as a going concern. However, as discussed further below in the credit facilities section, the Company has obtained waivers to existing covenants and addbacks to covenant calculations to cure the violations and extended the due date of our facility to April 17, 2018. With the extension and management’s operational plans, the occurrence of which we believe is probable , our liquidity needs will be met for 12 months from the issuance date of the financial statements.

The Company does not have sufficient funds to pay down the credit line at its current due date, however, Capital One, N.A. has extended the maturity date of the line and is working with the Company to facilitate an orderly exit from the line. On April 11, 2017, Capital One, N.A. granted the Company an extension of the maturity date from February 23, 2017 to April 17, 2018 and elected to waive the Minimum Debt Service Coverage Ratio covenant calculated as of December 31, 2016. Capital One, N.A. also replaced the Minimum Debt Service Coverage Ratio covenants calculated as of March 31, 2017, June 30, 2017 and September 30, 2017, with a twelve month trailing adjusted EBITDAS covenant, and reset the debt service charge covenant for September 30, 2017. Effective October 1, 2017, Capital One, N.A. will reduce the cap on the line of credit to $5,000,000. The Company worked diligently in modeling the impact of these changes and it is probable that we will be able to perform above the required covenant levels. In addition, the Company believes that it will generate adequate funds to finance its operating needs and it will continue to operate within the line of credit agreement.

The Company believes that it will meet the forecasts provided to Capital One, N.A. due to new sales commitments that had not existed in 2016 and reduced selling, general and administrative costs based on the non-recurrence of the litigation and bad debt expenses in 2016 and numerous cost cutting measures that the Company has identified and already put in place. The management plan indicates that it is probable that the Company will be able to meet the bank covenants and will have sufficient resources for the measurement period one year from the date of issuance of the financials.

Management also believes that it is capable of renewing this type of loan based on the value of its accounts receivable and inventory and the strength of its business going forward. The Company also intends to commence talks to refinance the line of credit with another funding source and intends to close on a new line prior to the expiration of the current Capital One N.A. extension.

Table Of Contents	27

Although it is probable that we can meet these strategies, we cannot guarantee that we would be able to successfully execute our strategies described above, or obtain alternative financing, if necessary, on commercially reasonable terms or at all, or that implementing these strategies would allow us to meet our debt obligations and capital requirements.

Management believes the successful execution of the Company’s business plan does not depend on the ability to raise additional capital. However, to the extent that existing capital resources and sales growth are not sufficient to fund future activities, we may need to raise additional funds through private equity offerings, debt financing and public financing, as well as monitoring and controlling our expenditures to limit cash outflows. Additional funds may not be available on terms favorable to us or at all. Failure to raise additional capital, if and when needed, could have a material adverse effect on our financial position, results of operations, and cash flows.

Credit Facilities

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan was due to expire on November 30, 2016. On September 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at December 31, 2016 was 3.023%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant (each as defined in the agreement). On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base.

On August 9, 2016 and November 7, 2016 Capital One, N.A. also elected to waive the Minimum Debt Service Coverage Ratio covenant, calculated as of June 30, 2016 and September 30, 2016, respectively, in accordance with Section 7.15(a) of the Loan and Security Agreement. On November 7, 2016, Capital One, N.A. granted the Company 90-day extensions of the maturity date from November 30, 2016 to February 28, 2017.

On April 11, 2017, Capital One, N.A. granted the Company an extension of the maturity date from February 28, 2017 to April 17, 2018 and elected to waive the Minimum Debt Service Coverage Ratio covenant calculated as of December 31, 2016. Capital One, N.A. also replaced the Minimum Debt Service Coverage Ratio covenants calculated as of March 31, 2017, June 30, 2017 and September 30, 2017, with a twelve month trailing adjusted EBITDAS covenant and reset the debt service charge covenant for September 30, 2017. Effective October 1, 2017, Capital One, N.A. will reduce the cap on the line of credit to $5,000,000.

Although we were able to obtain waivers for our loan covenant violations we do not guarantee that we can meet the requirements of our covenants throughout the end of the extension period of the loan. At December 31, 2016, we had unused credit available under our current facility of approximately $3,751,930.

Off Balance Sheet Arrangements

At December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Table Of Contents	28

Item 8. Financial Statements and Supplementary Data.

Table Of Contents	29

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ironclad Performance Wear Corporation

Farmers Branch, Texas

We have audited the accompanying consolidated balance sheets of Ironclad Performance Wear Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Performance Wear Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

April 17, 2017

Table Of Contents	30

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$299,904	$276,981
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000	7,968,513	8,857,768
Inventory, net of reserve of $197,549 and $547,800	8,733,315	6,681,715
Deposits on inventory	108,597	171,593
Prepaid and other	575,403	610,417

Total Current Assets	17,685,732	16,598,474

PROPERTY AND EQUIPMENT
Computer equipment and software	294,117	622,264
Furniture and equipment	343,499	308,398
Leasehold improvements	140,718	174,298
Less: accumulated depreciation and amortization	(357,204)	(767,047)

Total Property and Equipment, Net	421,130	337,913

OTHER ASSETS
Trademarks and patents, net of accumulated amortization of $81,260 and $68,094	235,738	125,895
Deposits and other assets	451,582	21,306
Deferred tax assets – long term	—	1,832,000

Total Other Assets	687,320	1,979,201

TOTAL ASSETS	$18,794,182	$18,915,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,674,106	$3,358,724
Line of credit	4,248,070	3,224,780

Total Current Liabilities	8,922,176	6,583,504

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 172,744,750 shares authorized, 84,500,454 and 82,937,309 shares issued and outstanding at December 31, 2016 and 2015, respectively	84,500	82,937
Capital in excess of par value	21,282,588	20,776,012
Accumulated deficit	(11,495,082)	(8,526,865)

Total Stockholders’ Equity	9,872,006	12,332,084

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,794,182	$18,915,588

See accompanying notes to consolidated financial statements.

Table Of Contents	31

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

 For the Years Ended December 31,

	2016	2015

REVENUES
Net sales	$24,986,878	$23,582,019

COST OF SALES
Cost of sales	16,076,512	15,303,597

GROSS PROFIT	8,910,366	8,278,422

EXPENSES
General and administrative	3,748,712	3,311,254
Sales and marketing	3,657,239	3,120,131
Research and development	636,745	670,590
Purchasing, warehousing and distribution	1,650,995	1,187,628
Depreciation and amortization	178,691	134,627

Total Operating Expenses	9,872,382	8,424,230

LOSS FROM OPERATIONS	(962,016)	(145,808)

OTHER INCOME (EXPENSE)
Interest expense	(174,944)	(91,404)
Interest income	73	28

Other Income (Expense), Net	(174,871)	(91,376)

NET LOSS BEFORE INCOME TAXES	(1,136,887)	(237,184)

Benefit from income taxes - current	670	5,869
Income tax expense – deferred	(1,832,000)	—

INCOME TAX (EXPENSE) BENEFIT	(1,831,330)	5,869

NET LOSS	$(2,968,217)	$(231,315)

NET LOSS PER COMMON SHARE
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	83,804,867	81,819,809
Diluted	83,804,867	81,819,809

See accompanying notes to consolidated financial statements.

Table Of Contents	32

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,968,217)	$(231,315)
Adjustments to reconcile net loss to net cash used in operating activities
Inventory (recoveries) reserve	(350,251)	—
Depreciation and amortization	178,691	134,627
Deferred income tax valuation allowance	1,832,000	—
Stock option expense	373,506	355,202
Changes in operating assets and liabilities:
Accounts receivable	889,255	(2,574,736)
Inventory	(1,701,349)	441,939
Deposits on inventory	62,996	490,151
Prepaid and other	(395,262)	(44,395)
Accounts payable and accrued expenses	1,315,382	769,102
Net cash flows used in operating activities	(763,249)	(659,425)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(248,742)	(172,330)
Investment in trademarks and patents	(123,009)	(366)
Net cash flows used in investing activities	(371,751)	(172,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	16,028,887	13,711,687
Payments on bank lines of credit	(15,005,597)	(13,072,941)
Proceeds from issuance of common stock	134,633	129,453
Net cash flows provided by financing activities	1,157,923	768,199

NET INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	22,923	(63,922)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	276,981	340,903
CASH AND CASH EQUIVALENTS END OF YEAR	$299,904	$276,981

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid in cash	174,944	91,404
Income taxes (refunded) paid	(670)	(8,359)

See accompanying notes to consolidated financial statements.

Table Of Contents	33

IRONCLAD PERFORMANCE WEAR CORPORATION

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

	Common Stock
	Shares Issued and Outstanding	$0.001 Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2014	80,808,629	$80,808	$20,293,486	$(8,295,550)	$12,078,744
Common stock issued upon exercise of stock options	1,395,347	1,396	128,057	-	129,453
Stock option expense	-	-	181,041	-	181,041
Board restricted stock issuance	733,333	733	173,428	-	174,161
Net loss	-	-	-	(231,315)	(231,315)
Balance at December 31, 2015	82,937,309	82,937	20,776,012	(8,526,865)	12,332,084
Common stock issued upon exercise of stock options	1,063,145	1,063	133,570	-	134,633
Stock option expense	-	-	227,439	-	227,439
Board restricted stock issuance…….………………………….	500,000	500	145,567	-	146,067
Net loss	-	-	-	(2,968,217)	(2,968,217)
Balance at December 31, 2016	84,500,454	$84,500	$21,282,588	$(11,495,082)	$9,872,006

See accompanying notes to consolidated financial statements.

Table Of Contents	34

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business and Liquidity

Ironclad Performance Wear Corporation (the “Company”, “we”, “us”) was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and automotive and sporting goods retailers. The Company has received 13 U.S. patents and 11 international patents and has 5 U.S. and 9 international patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 52 registered U.S. trademarks, 6 in-use U.S. trademarks, 13 U.S. trademark pending registration, 39 registered international trademarks and 43 pending international trademark. We also have 7 copyright marks.

The Company reported net losses of $3.0 million and $0.2 million for the years ended December 31, 2016 and December 31, 2015, respectively. At December 31, 2016 and 2015, the Company had an accumulated deficit of $11.5 million and $8.5 million, respectively. As of December 31, 2016, the Company has a line of credit originally due on February 23, 2017 amounting to $4.2 million and the Company’s cash resources may not be sufficient to fund the payment of the line of credit. The combination of these two events raised substantial doubt on the Company’s ability to continue as a going concern.

On April 11, 2017, Capital One, N.A. granted the Company an extension of the maturity date from February 28, 2017 to April 17, 2018 and elected to waive the Minimum Debt Service Coverage Ratio covenant calculated as of December 31, 2016. Capital One, N.A. also replaced the Minimum Debt Service Coverage Ratio covenants calculated as of March 31, 2017, June 30, 2017 and September 30, 2017, with a twelve month trailing adjusted EBITDAS covenant and reset the debt service charge covenant for September 30, 2017. Effective October 1, 2017, Capital One, N.A. will reduce the cap on the line of credit to $5,000,000.

Based on management forecasts, the Company believes it is probable that it will be able to perform above the required covenant levels and continue to operate within the line of credit agreement and will have sufficient resources for the measurement period one year from the date of issuance of the financials which will alleviate the substantial doubt of the Company’s ability to continue as a going concern. The Company’s ability to meet the forecasts is due to new sales commitments that had not existed in 2016 and reduced selling, general and administrative costs based on probable non-recurring expenses in 2016 and numerous cost cutting measures that the Company has identified and already put in place.

2.       Accounting Policies.

Basis of Consolidation

The consolidated financial statements include the accounts of Ironclad Performance Wear Corporation, the parent company, and its wholly owned subsidiary Ironclad California. All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Company (“FDIC”) insures cash amounts at each institution for up to $250,000. From time to time, the Company maintains cash in excess of the FDIC limit. The Company has not experienced any losses with respect to deposits in excess of the FDIC limit.

Accounts Receivable

The allowance for doubtful accounts for all probable uncollectible receivables is based on a combination of historical data, cash payment trends, specific customer issues, write-off trends, general economic conditions and other factors. These factors are continuously monitored by management to arrive at the estimate for the amount of accounts receivable that may be ultimately uncollectible. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance for doubtful accounts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. Management believes the balances for allowance for doubtful accounts at December 31, 2016 and 2015 are reasonably stated.

Table Of Contents	35

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable	December 31, 2016	December 31, 2015

Accounts receivable	$7,998,513	$8,887,768
Less-Allowance for doubtful accounts	(30,000)	(30,000)

Net accounts receivable	$7,968,513	$8,857,768

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

Operating Leases

Rental expense for operating leases is recognized on a straight-line basis over the term of the lease agreements including rent free periods.

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

In June 2016, the Company entered into a barter agreement whereby it delivered $307,837 of its inventory in exchange for future advertising credits and other items. The credits, which expire in June 2019, are valued at the lower of the Company’s cost or market value of the inventory transferred. The Company has recorded barter credits of $307,837 in “Other Assets - Non-current” at December 31, 2016. Under the terms of the barter agreement, the Company is required to pay cash equal to a negotiated amount of the bartered advertising, or other items, and use the barter credits to pay the balance. These credits are charged to expense as they are used. During the twelve months ended December 31, 2016 $0 was charged to expense for barter credits used.

In Q2, Q3 and Q4 2016, the Company entered into patent licensing agreements with multiple companies. The licenses are for a fixed fee and are non-cancellable by the licensee. The Company has no significant continuing obligation with regards to the use of the patent and the license arrangements are treated as an outright sale. The total value of these agreements was $383,500. The payment terms for these licenses varied by licensee and, in one case, payments extend over a period of five years. The Company has recorded $41,980 in “Prepaid expenses and other current assets” at December 31, 2016, representing the amounts that are due and payable within twelve months of December 31, 2016. At December 31, 2016, “Other Assets - Non-current” includes $101,430 of amounts that are due and payable in periods after December 31, 2017.

Table Of Contents	37

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Disclosures

The Company’s revenues are derived primarily from the sale of our core line of task specific work gloves, available to all of our customers, both domestically and internationally through third party distributors. Below is a table outlining this breakdown for the comparative periods:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Domestic	$19,743,090	$16,265,891
International	5,243,788	7,316,128
Total	$24,986,878	$23,582,019

The Company sells product directly to numerous international distributors, located on various continents. As the Company does not receive information from these distributors regarding their resellers and end user customers and their respective locations, the Company is not able to specifically disclose all the countries in which its’ products are sold.

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

Warranty Returns - the Company has a warranty policy that covers defects in workmanship. It allows customers to return damaged or defective products to us following a customary return merchandise authorization process. Warranty returns for the years ended December 31, 2016 and 2015, were approximately $9,000 or 0.0% and $17,000 or 0.1% of net sales, respectively.

Saleable Product Returns - the Company may allow from time to time, depending on the customer and existing circumstances, stock adjustment returns, whereby the customer is given the opportunity to ‘trade out’ of a style of product that does not sell well in their territory, usually in exchange for another product, again following the customary return merchandise authorization process. In addition, we may allow from time to time other saleable product returns from customers for other business reasons, for example, in settlement of an outstanding accounts receivable, from a discontinued distributor customer or other customer service purpose. Saleable product returns for the years ended December 31, 2016 and 2015, were approximately $183,000 or 0.7% and $279,000 or 1.2% of net sales, respectively. Adjustments to the product returns reserve for the years ended December 31, 2016 and 2015 were approximately $0 or 0.0%, respectively.

Sales Adjustments - these adjustments include pricing and shipping corrections and periodic adjustments to the product returns reserve. Pricing and shipping corrections for the years ending December 31, 2016 and 2015 were approximately $49,000 or 0.2% and $129,000 or 0.5%, respectively.

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

Table Of Contents	38

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reserve for Product and Warranty Returns
Reserve Balance 12/31/14	$75,000
Payments Recorded During the Period	(294,959)
(219,959)
Accrual for New Liabilities During the Reporting Period	294,959
Reserve Balance 12/31/15	75,000
Payments Recorded During the Period	(192,230)
(117,230)
Accrual for New Liabilities During the Reporting Period	192,230
Reserve Balance 12/31/16	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the years ended December 31, 2016 and 2015 were $580,568 and $342,403, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales and the related freight costs as cost of sales.

Customer Concentrations

Customer “A” accounted for approximately $957,000 or 4% of net sales for year ended December 31, 2016, Customer “B” accounted for approximately $3,764,000 or 15% of net sales for the year ended December 31, 2016 and Customer “C” accounted for approximately $8,446,000 or 34% of net sales for the year ended December 31, 2016. Customer “A” accounted for approximately $4,673,000 or 20% of net sales for year ended December 31, 2015, Customer “B” accounted for approximately $2,919,000 or 12% of net sales for the year ended December 31, 2015 and Customer “C” accounted for approximately $1,351,000 or 6% of net sales for the year ended December 31, 2015. No other customer accounted for more than 10% of net sales. All transactions were in United States dollars. There were no transaction gains or losses associated with sales transactions.

Accounts Receivable Concentrations

Customer “B” accounted for approximately $1,038,000 or 13% of accounts receivable at December 31, 2016, and Customer “C” accounted for approximately $3,058,000 or 38% of accounts receivable at December 31, 2016. Customer “B” accounted for approximately $1,372,000 or 15% of accounts receivable at December 31, 2015, Customer “C” accounted for approximately $559,000 or 6% of accounts receivable at December 31, 2015 and Customer “D” accounted for approximately $2,132,000 or 24% of accounts receivable at December 31, 2015. No other customer accounted for more than 10% of accounts receivable. All transactions were in United States dollars.

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

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31:

	2016	2015
Numerator: Net Loss	$(2,968,217)	$(231,315)
Denominator: Basic EPS
Common shares outstanding, beginning of year	81,819,809	80,808,629
Weighted average common shares issued during the year	1,985,058	1,011,180
Denominator for basic earnings per common share	83,804,867	81,819,809
Denominator: Diluted EPS
Common shares outstanding, beginning of period	81,819,809	80,808,629
Weighted average common shares issued during the year	1,985,058	1,011,180
Denominator for diluted earnings per common share	83,804,867	81,819,809

The following potential common shares have been excluded from the computation of diluted net earnings per share for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2016	2015

Common Stock Warrants	43,146	43,146
Stock Options	10,416,825	10,864,053

Table Of Contents	40

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

The significant components of benefit of income tax expense were federal tax expense of $1,832,000 and ($8,359) for the years ended December 31, 2016 and 2015, respectively and current state provisions of ($9,885) and $2,490, for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2015 we assessed the need for a valuation allowance against our deferred tax assets and concluded that it is more likely than not that we will not be able to realize more of our deferred tax asset than estimated in 2014. Accordingly, there is no adjustment to deferred taxes for 2015. For the year ended December 31, 2016, we reviewed current profitability and forecasted future results and concluded that it was more likely than not that we would not be able to realize any of our deferred tax assets. In recognition of this risk, we provided a full valuation allowance on the deferred taxes. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets. These deferred tax benefits are recorded on the balance sheet as long term deferred tax assets of $0 and $1,832,000 as of December 31, 2016 and December 31, 2015, respectively.

By statute, tax years ending in December 31, 2016 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Level 2 – Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and

Level 3 – Unobservable inputs for the asset or liability, which are valued based on management's estimates of assumptions that market participants would use in pricing the asset or liability.

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, line of credit, accounts payable and accrued expenses payable and other liabilities approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

Defined Contribution Plan

Obligations for contributions to defined contribution plans are expensed as the related service is provided. Prepaid contributions are recognized as an asset to the extent that a cash refund or a reduction in future payments is available. Employer match contributions to the Company’s 401(k) plan, for the years ended December 31, 2016 and 2015 were $91,282 and $81,206, respectively.

Contingent Losses

We record a liability for a contingent loss when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 replaces most existing revenue recognition guidance, and requires companies to recognize revenue based upon the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and/or services. In addition, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. ASU 2014-09 is effective, as amended, for annual and interim periods beginning on or after December 15, 2017, applied retrospectively to each prior period presented or retrospectively with a cumulative effect adjustment recognized as of the adoption date. We expect to adopt the new standard on January 1, 2018, and have not yet selected a transition method. We are currently evaluating the overall impact this guidance will have on our consolidated financial statements. Based on our preliminary assessment, we do not expect the adoption of ASU 2014-09 to materially change the timing of revenue recognition and classification of transactions within our consolidated financial statements and related disclosures. We are, however, continuing our assessment, which may identify potential impacts.

Table Of Contents	42

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The new standard applies prospectively to annual periods ending after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 for the year ended December 31, 2016 and updated the going concern disclosure accordingly.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of the liability. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, to provide additional guidance pertaining to debt issuance costs related to line-of-credit arrangements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015. We adopted this standard in the first quarter of 2016. The adoption of this guidance did not have a material impact on our financial position and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02 amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact the ASU will have on our financial position and results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of Emerging Issues Task Force), ("ASU 2016-15") to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other topics. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

3.       Inventory

At December 31, 2016 and 2015 the Company had one class of inventory - finished goods.

	December 31, 2016	December 31, 2015

Finished Goods	$8,930,864	$7,229,515
Reserve for Obsolescence	(197,549)	(547,800)
Net Inventory	$8,733,315	$6,681,715

 4.       Property and equipment

Property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Computer hardware and software	$294,117	$622,264
Furniture and equipment	343,499	308,398
Leasehold improvements	140,718	174,298
	778,334	1,104,960
Less accumulated depreciation	(357,204)	(767,047)

Property and equipment, net	$421,130	$337,913

Depreciation expense for the years ended December 31, 2016 and 2015 was $165,525 and $125,093, respectively.

Table Of Contents	44

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.       Trademarks and patents

Trademarks and patents consisted of the following:

	December 31, 2016	December 31, 2015

Trademarks and patents	$316,998	$193,989
Less: Accumulated amortization	(81,260)	(68,094)

Trademarks, net	$235,738	$125,895

Trademarks consist of definite-lived trademarks of $239,667 and $126,890 and indefinite-lived trademarks of $77,331 and $67,099 at December 31, 2016 and 2015, respectively. All trademark costs have been generated by the Company, and consist of initial legal and filing fees.

Amortization expense was $13,166 and $9,534 for the years ended December 31, 2016 and 2015, respectively. The Company expects to amortize approximately $10,000 in each of the next five years.

6.       Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2016	December 31, 2015

Accounts payable	$3,005,539	$574,657
Accrued inventory	523,223	1,894,190
Accrued rebates and co-op	540,265	159,227
Accrued returns reserve	75,000	75,000
Customer deposits	—	7,722
Accrued expenses – other	530,079	647,928

Total accounts payable and accrued expenses	$4,674,106	$3,358,724

7.       Bank Lines of Credit

Bank Revolving Loan

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan was due to expire on November 30, 2016. On September 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at December 31, 2016 was 3.023%. This agreement contains a Minimum Debt Service Coverage Ratio covenant and a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base.

Table Of Contents	45

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On August 9, 2016 and November 7, 2016 Capital One, N.A. also elected to waive the Minimum Debt Service Coverage Ratio covenant, calculated as of June 30, 2016 and September 30, 2016, respectively, in accordance with Section 7.15(a) of the Loan and Security Agreement. On November 7, 2016, Capital One, N.A. granted the Company 90-day extensions of the maturity date from November 30, 2016 to February 28, 2017.

On April 11, 2017, Capital One, N.A. granted the Company an extension of the maturity date from February 28, 2017 to April 17, 2018 and elected to waive the Minimum Debt Service Coverage Ratio covenant calculated as of December 31, 2016. Capital One, N.A. also replaced the Minimum Debt Service Coverage Ratio covenants calculated as of March 31, 2017, June 30, 2017 and September 30, 2017, with a twelve month trailing adjusted EBITDAS covenant and reset the debt service charge covenant for September 30, 2017. Effective October 1, 2017, Capital One, N.A. will reduce the cap on the line of credit to $5,000,000. At December 31, 2016, the Company had unused credit available under our current facility of approximately $3,751,930.

Although we were able to obtain waivers for our loan covenant violations we do not guarantee that we will meet the requirements of our covenants throughout the end of the extension period of the loan.

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

There were 84,500,454 shares of common stock of the Company outstanding at December 31, 2016.

Table Of Contents	46

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2015	43,146	$0.19
Warrants outstanding at December 31, 2016	43,146	$0.19

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

Effective May 9, 2009, the Company reserved an additional 6,750,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Plan.

Effective April 11, 2011, the Company reserved an additional 2,000,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Plan.

Effective May 21, 2013, the Company reserved an additional 3,000,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Plan.

Effective April 7, 2014, the Company reserved an additional 5,000,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Plan.

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

For stock options issued during the years ended December 31, 2016 and 2015, the fair value of these options was estimated at the date of the grant using a Black-Scholes Model with the following range of assumptions:

	December 31, 2016	December 31, 2015
Risk free interest rate	0.51% - 1.70%	1.54%
Dividends	—	—
Volatility factor	70.47% - 101.00%	133.9%
Expected life	4.89 years	6.25 years

Table Of Contents	47

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	12,674,991	$0.16
Exercised	(1,395,347)	$0.09
Cancelled/Expired	(1,148,924)	$0.16
Outstanding at December 31, 2015	10,130,720	$0.16
Granted	1,600,000	$0.23
Exercised	(1,063,145)	$0.13
Cancelled/Expired	(250,750)	$0.23
Outstanding at December 31, 2016	10,416,825	$0.17
Exercisable at December 31, 2016	7,543,901	$0.16

The following tables summarize information about stock options outstanding at December 31, 2016:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.27	10,416,825	5.76	$0.17	$1,217,756

The following tables summarize information about stock options exercisable at December 31, 2016:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.27	7,543,901	5.00	$0.16	$898,894

Table Of Contents	48

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize information about non-vested stock options:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2014	5,491,868	$0.14
Vested	(2,243,114)	$0.13
Forfeited	(633,332)	$0.14
Non-Vested at December 31, 2015	2,615,422	$0.16
Granted	1,600,000	$0.23
Vested	(1,186,245)	$0.14
Forfeited	(156,253)	$0.22
Non-Vested at December 31, 2016	2,872,924	$0.18

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

The following tables summarize information about non-vested stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2014	366,667	$0.23
Granted	733,333	$0.28
Vested	(733,335)	$0.26
Non-Vested at December 31, 2015	366,665	$0.23
Granted	500,000	$0.24
Vested	(616,665)	$0.26
Non-Vested at December 31, 2016	250,000	$0.24

The Company recorded $373,506 of compensation expense for employee stock options during the year ended December 31, 2016. There was a total of $460,714 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2000 and 2006 Option Plans outstanding at December 31, 2016. This cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the year ended December 31, 2016 was $324,101.

Table Of Contents	49

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.       Income Taxes

The income tax expense for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015

Current	$(9,885)	$(5,869)
Deferred	1,832,000	—

	$1,822,115	$(5,869)

 The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2016 and 2015 as follows:

	2016	2015
Statutory regular federal income benefit rate	34.0%	34.0%
State income taxes, net of federal benefit	4.46	3.76
Change in valuation allowance	(219.10)	(30.14)
True-up federal income tax liability	1.35	(1.30)
Other	(1.57)	(3.83)
Total	(180.86)%	2.49%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize any of the deferred tax assets and has provided a 100% valuation allowance.

Table Of Contents	50

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant components of the Company’s deferred tax assets and liabilities for federal incomes taxes at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Deferred tax assets
Net operating loss carryforward	$2,164,760	$1,799,777
Stock option expense	1,709,965	1,561,198
Allowance for doubtful accounts	11,949	11,949
Allowance for product returns	29,873	29,873
Inventory reserve	78,684	218,189
Other	159,847	143,884
Valuation allowance	(3,802,185)	(1,594,720)

Total deferred tax assets	352,893	2,170,150
Fixed Assets/Intangibles	(40,902)	(32,958)
Deferred tax liabilities – state taxes	(311,991)	(305,192)
Total deferred tax liabilities	(352,893)	(338,150)
Net deferred tax assets	$—	$1,832,000

As of December 31, 2016, the Company had unused federal and state net operating loss carryforwards available to offset future taxable income of $4,885,000 and $5,701,000, respectively, that expire between 2017 and 2028.

10.       Commitments and Contingencies

The Company entered into a five-year lease with one option to renew for an additional five years for a corporate office and warehouse lease commencing in July 2006. The Company exercised its five-year option to renew this lease commencing in July 2011. The facility is located in El Segundo, California. As part of this renewal process we reduced our square footage by approximately 1,700 square feet of unneeded warehouse space in exchange for six months of rent concessions and approximately $40,000 for tenant improvements. Rent expense for this facility for the years ended December 31, 2016 and 2015 was $0 and $3,069, respectively. The Company has sublet this facility for the remainder of its lease term as the Company relocated to Texas.

 On June 11, 2014, the Company entered into a 42-month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102. As part of this process, we were granted $60,000 for tenant improvements. Rent expense attributable to this facility for the years ended December 31, 2016 and 2015 was $109,992 and $108,768, respectively.

On November 10, 2015, the Company entered into a 24-month lease for a new international sourcing office in Jakarta, Indonesia, commencing on January 1, 2016. The monthly base rent is approximately $1,200 during the first year of the lease with an increase to approximately $1,325 per month for the second year of the lease. A security deposit of three month’s rent has been made in the amount of $3,730. Rent expense attributable to this facility for the years ended December 31, 2016 and 2015 was $17,736 and $0, respectively.

Table Of Contents	51

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has various non-cancelable operating leases for office equipment expiring through August, 2019. Equipment lease expense charged to operations under these leases was $20,511 and $13,672 for the years ended December 31, 2016 and 2015, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facility	Equipment	Total

2017	$112,919	$10,794	$123,713
2018	16,175	7,329	23,504
2019	-	1,295	1,295

	$129,094	$19,418	$148,512

Ironclad California executed a Consulting Agreement with Eduard Albert Jaeger, its founder and former CEO, effective in February 18, 2014. Pursuant to the terms of this two-year Consulting Agreement, Mr. Jaeger will be paid an initial base fee of $225,000 for the first year of the agreement and a base fee of $150,000 for the second year of the agreement. In addition, the Company will reimburse Mr. Jaeger for 100% of the premiums for COBRA coverage for himself and his family for the first 12 months of the agreement. The Company will also reimburse Mr. Jaeger for any travel and lodging expense incurred while rendering services to the Company. The total expense recognized in the years ended December 31, 2016 and December 31, 2015 for Mr. Jaeger’s fees and COBRA was $0 and $188,314, respectively.

Legal Proceedings.

On September 28, 2015, Ironclad Performance Wear Corporation filed a Petition in the District Court of Dallas County, Texas, 193rd Judicial District, Cause No. DC-15-11878, against Orr Safety Corporation (“Orr”), a significant customer of the Company. The Petition alleged that Orr had materially breached an Exclusive License and Distributorship Agreement with Ironclad by, inter alia, failing to use its best efforts to actively promote, market and sell the KONG® brand of gloves manufactured by Ironclad, and selling gloves that were similar to, or competitive with, the KONG® brand. The Petition also alleged that Orr materially breached other agreements between the parties, and provided notice that Ironclad was terminating the Exclusive License and Distributorship Agreement due to Orr’s material breaches. The Petition sought damages, declaratory relief regarding Ironclad’s rights and obligations under the relevant agreements, and all other available relief. On October 23, 2015, Orr filed an Answer and Counterclaim in the Dallas County action, and concurrently removed the case to the United States District Court for the Northern District of Texas, Case No. 3:15-cv-03453-D. Orr’s Counterclaim alleged that Ironclad breached the Exclusive License and Distributorship Agreement, as well as a Sub-Distributorship Agreement between the parties by, inter alia, infringing upon Orr’s exclusive rights under the agreements, failing to pay appropriate royalties to Orr, and failing to protect the intellectual property of the KONG® brand of glove. The Counterclaim also alleged that Ironclad engaged in selling “counterfeit” KONG® products in violation of the parties’ agreement. Ironclad filed an Answer to the Counterclaim on November 27, 2015 denying all material allegations. On December 7, 2015, Orr filed an Amended Answer to Ironclad’s Petition responding to each of the allegations pursuant to the pleading standards in federal court. On December 3, 2015, the Court entered a Scheduling Order setting deadlines for discovery and dispositive motions. On July 13, 2016, the Company filed a motion for summary judgement.

 On August 26, 2016, the Company executed a settlement agreement to settle the lawsuit. The terms of this agreement are confidential. Orr will continue to be an important distributor of the Company’s products, but the Company can also sell KONG® through other distribution channels.

Table Of Contents	52

IRONCLAD PERFORMANCE WEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.       Subsequent Events

On April 11, 2017, Capital One, N.A. granted the Company an extension of the maturity date from February 28, 2017 to April 17, 2018 and elected to waive the Minimum Debt Service Coverage Ratio covenant calculated as of December 31, 2016. Capital One, N.A. also replaced the Minimum Debt Service Coverage Ratio covenants calculated as of March 31, 2017, June 30, 2017 and September 30, 2017, with a twelve month trailing adjusted EBITDAS covenant and reset the debt service charge covenant for September 30, 2017. Effective October 1, 2017, Capital One, N.A. will reduce the cap on the line of credit to $5,000,000.

Table Of Contents	53

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, management has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was not effective.

Changes in Internal Controls

During the last fiscal year, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Table Of Contents	54

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In management’s assessment of internal controls, it concluded that deficiencies exist in several key areas that, individually or in combination with one another, may not reasonably and timely detect or prevent a material misstatement in our financial reporting. Management’s findings of material weaknesses are summarized below.

Controls over Revenue Recognition

We did not effectively ensure that there was persuasive evidence of a final sales arrangement before we recognized revenue. Specifically, the Company, outside of its’ normal protocol, accepted an email from a customer to initiate a sale in lieu of a formal purchase order which was not considered persuasive evidence of an arrangement under SEC Staff Accounting Bulletin No. 104. The Company also inappropriately recognized revenues for the same customer in the incorrect period based on revised shipping term arrangements which were not reflected in accordance with the customer/supplier distribution agreement.

Management also noted a deficiency related to controls over monitoring of invoices that that were re-issued due to revisions on a customer purchase order as the offsetting reversal of the original invoice created was not keyed timely into the system, thereby overstating revenues.

As a result of these material weaknesses, management has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our internal control over financial reporting was not effective.

Remediation of the Material Weakness in Internal Control over Financial Reporting

In response to the identified material weaknesses, management, with Audit Committee oversight, is in the process of dedicating resources and effort to improve the effectiveness of our revenue recognition controls to prevent recurrence of these process failures. Management, with Audit Committee oversight, has begun to implement a remediation program for the remainder of 2017. To properly align the remediation process, the annual risk assessment will include a more focused attention on transaction processing and reporting.

Management believes the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may take additional measures to address the material weaknesses or modify the remediation plan and will continue to review and make necessary changes to the overall design of its internal controls.

Item 9B. Other Information.

None.

Table Of Contents	55

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 22, 2017. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
Jeffrey Cordes	59	Chief Executive Officer, Director
William Aisenberg	56	Executive Vice President, Chief Financial Officer And Secretary

Vane Clayton	58	Director
David Jacobs	83	Director
Michael A. DiGregorio	62	Director
Charles H. Giffen	59	Director

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

Table Of Contents	56

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

Michael A. DiGregorio, Director

Mr. DiGregorio was appointed to our board of directors in January 2013 pursuant to the terms of a Settlement Agreement signed in December 2012. He has spent many years in senior financial and operating capacities in domestic and international markets. A CPA by background, he has been CFO of public and private companies, and also president of two large organizations. Thirteen of those years were spent working with private equity groups, in which he helped transform underperforming companies and helped add significant market value to those enterprises. Since early 2012, he has been developing his board and advisory practice. From mid-2009 to February 2012, he was EVP & CFO for Korn Ferry International, Inc. Previously he had been the CFO at St. John Knits and also at Jafra Cosmetics International, Inc. Mr. DiGregorio also serves as a member of the board of directors of Calavo Growers, Inc. (NASDAQ: CVGW), Lux Beauty Group Inc., Matilda Jane Clothing Co. LLC and Humantelligence, LLC. Mr. DiGregorio’s experience in senior financial and operating capacities led to the conclusion that Mr. DiGregorio should serve on our board of directors in light of our business and structure.

Charles H. Giffen, Director

Mr. Giffen was appointed to our board of directors in January 2013 pursuant to the terms of a Settlement Agreement signed in December 2012. He is a veteran management consultant and executive coach, specializing in maximizing performance for small to mid-size businesses. Mr. Giffen holds over 30 years of broad business experience, both managing and advising a wide variety of companies in different industries and sectors (manufacturing, wholesale, service, professional), and he has worked as a management consultant for the last 15 years. Previously, Mr. Giffen served as President and Chief Operating Officer of GTCO Calcomp, Inc., a leading manufacturer of computer input peripherals and pioneer in electromagnetic digitizing technology. He has also developed entertainment ventures in cable television (New Culture Network, Inc.) and motion simulation (RideTime USA, Inc.), and managed operations for publishing and technical education companies. In addition to his other consulting activities, he currently serves as President of Contractors State License Schools (Van Nuys, CA), which provides license exam preparation and other related services at 23 locations throughout California. Mr. Giffen holds a Bachelor of Arts in Economics from the University of Maryland at College Park. Mr. Giffen’s experience in optimizing operational and financial performance led to the conclusion that Mr. Giffen should serve on our board of directors in light of our business and structure.

Table Of Contents	57

Audit Committee of the Board of Directors

The Audit Committee of our board of directors currently consists of Messrs. DiGregorio (Chair) and Giffen. Our board of directors has determined that Mr. DiGregorio is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, and that Messrs. DiGregorio and Giffen are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market. Our board of directors has also determined that each other member of our Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. Accordingly, our board of directors believes that each member of our Audit Committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations on our Audit Committee. The primary purposes of the Audit Committee are (i) to review the scope of the audit and all non-audit services to be performed by our independent registered public accounting firm and the fees incurred by us in connection therewith, (ii) to review the results of such audit, including the report of our independent registered accounting firm and letter of comment to management and management’s response thereto, (iii) to review with our independent registered public accounting firm our internal accounting principles, policies and practices and financial reporting, (iv) to engage our independent registered public accounting firm and (v) to review our quarterly and annual financial statements prior to public issuance. The role and responsibilities of the Audit Committee are more fully set forth in a written Charter adopted by our board of directors. The Audit Committee was created by our board of directors effective May 18, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2016, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than Mr. Clayton who did not timely file two Form 4s each reporting one transaction, and Messrs. Aisenberg, Cordes, DiGregorio, Giffen and Jacobs, each of whom did not timely file one Form 4 reporting one transaction.

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

Table Of Contents	58

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

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Jeffrey Cordes (1) Chief Executive Officer, President, Director	2016 2015	300,000 300,000	61,697	10,600 10,600	372,297 310,600
William Aisenberg(2)	2016	225,000	41,132	8,795	274,927
Executive Vice President, Chief	2015	225,000	—	9,036	234,036
Financial Officer, Secretary

(1)	Mr. Cordes commenced employment as our Chief Executive Officer, President and a Director on February 18, 2014. The other compensation disclosed for Mr. Cordes represents 401(k) employer matching funds. Mr. Cordes’ annual base salary is $300,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. Mr. Cordes has an employment agreement with us the terms of which are discussed below. On February 18, 2014, we granted Mr. Cordes options to purchase 2,700,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter. On January 20, 2016, we granted Mr. Cordes options to purchase 300,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter. The fair value of those options was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Table Of Contents	59

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2014	2.14%	80.90%	6.25 years	None
2016	1.70%	101.00%	6.25 years	None

(2)	Mr. Aisenberg commenced employment as our Executive Vice President, Chief Financial Officer and Secretary on May 5, 2014. The other compensation disclosed for Mr. Aisenberg represents 401(k) employer matching funds. Mr. Aisenberg’s annual base salary is $225,000 and he may also receive a discretionary bonus as determined by the Compensation Committee of our board of directors. Mr. Aisenberg has an employment agreement with us the terms of which are discussed below. On May 8, 2014, we granted Mr. Aisenberg options to purchase 1,000,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter. On January 20, 2016, we granted Mr. Aisenberg options to purchase 200,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter. The fair value of those options was estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

Year	Risk Free Interest Rate	Volatility	Term	Dividends
2014	2.62%	82.20%	6.25 years	None
2016	1.70%	101.00%	6.25 years	None

 Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2016.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jeffrey Cordes	--	(1)	2,700,000	(1)	0.17	2/18/24
		(1)	300,000	(1)	0.27	1/20/26

William Aisenberg	--	(2)	1,000,000	(2)	0.19	5/8/24
		(2)	200,000	(2)	0.27	1/20/26

(1)	Mr. Cordes was granted options to purchase 2,700,000 shares on 2/18/14, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter. On January 20, 2016, Mr. Cordes was granted options to purchase 300,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter.
(2)	Mr. Aisenberg was granted options to purchase 1,000,000 shares on 5/8/14, 25% vested on the first anniversary of the effective date of grant and 1/36th of the remaining amount of shares vest at the end of each month thereafter. On January 20, 2016, Mr. Aisenberg was granted options to purchase 200,000 shares of our common stock, with 25% vesting on the first anniversary of the date of grant and 1/36th of the remaining amount vesting at the end of each month thereafter.

Table Of Contents	60

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2016.

Director Compensation

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Restricted Share Awards ($)	Total ($)
Vane Clayton	42,000	40,000	82,000
Michael DiGregorio	36,000	32,000	68,000
Charles Giffen	30,000	24,000	54,000
David Jacobs	30,000	24,000	54,000
Patrick O’Brien (1)	18,000	-	18,000
R. D. Pete Bloomer (1)	15,000	-	15,000

(1)       Term ended June 27, 2016.

The following non-employee directors listed in the above table exercised options during the fiscal year ended December 31, 2016:

Name	# Options Exercised	Exercise Price	Total
R. D. Pete Bloomer	161,291	$0.09	$14,516.19
Vane Clayton	31,854	$0.09	$2,866.86

In 2015 and 2016, non-employee directors of Ironclad received $30,000 per year, payable in four quarterly installments of $7,500 each, and a grant of 100,000 shares of restricted Common Stock, vesting quarterly in four equal installments, for attending meetings and serving on Ironclad’s board of directors. In addition, the Chairman of the Board received an additional $12,000 per year, payable in four quarterly installments of $3,000 each, and a grant of 66,667 shares of restricted Common Stock, vesting quarterly in four equal installments. Also, committee chairs received an additional $6,000 per year, payable in four quarterly installments of $1,500 each, and a grant of 33,333 shares of restricted Common Stock, vesting quarterly in four equal installments. Compensation payable to non-employee directors may be adjusted from time to time, as approved by our board of directors.

Service Contracts

Except as described in this section, neither our company nor Ironclad California is party to any employment agreements with any of its executive officers.

Table Of Contents	61

On February 18, 2014, we entered into an offer letter with Jeffrey Cordes, amended effective January 1, 2017, pursuant to which Mr. Cordes will serve as our Chief Executive Officer and a member of our board of directors. Mr. Cordes will receive an annual salary of $300,000 and was eligible to receive an incentive bonus for fiscal 2014 of $125,000 based upon our company achieving revenue and operating income (defined as earnings before interest, taxes, depreciation, amortization and stock compensation expense) targets, and based upon Mr. Cordes and/or our company achieving certain corporate objectives, as determined by our board of directors with input from Mr. Cordes within 30 days following the commencement of Mr. Cordes employment. No bonus was earned for fiscal 2014. In the event that Mr. Cordes’ employment is terminated by the us (other than for cause) (A) within 9 months following a sale of the company (i) by the Company other than for cause or (ii) by Mr. Cordes for good reason, the Company shall (1) pay in a lump sum payment of 2 times Mr. Cordes’ then-current base salary, such payment to be made within 20 days following the termination date, and (2) to the extent Mr. Cordes is eligible and elects continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) under a health, dental, or vision plan sponsored by the Company, within the time period prescribed pursuant to COBRA, reimburse Mr. Cordes, as and when due to the COBRA carrier, for the COBRA premiums for such coverage (at the coverage levels in effect immediately prior to Mr. Cordes’ termination of employment) until the earliest to occur of (a) a period of twenty-four (24) months following the effective date of such termination, (b) the date upon which Mr. Cordes becomes eligible for coverage under a health, dental, or vision insurance plan of a subsequent employer and (c) the date Mr. Cordes ceases to be eligible for COBRA coverage; or (B) at any other time during the term of Mr. Cordes’ employment, the Company shall continue to pay Mr. Cordes’ then-current base salary for a period of six (6) months following the effective date of such termination.

On May 5, 2014, we entered into an offer letter with William Aisenberg, amended effective January 1, 2017, pursuant to which Mr. Aisenberg will serve as our Executive Vice President and Chief Financial Officer. Mr. Aisenberg will receive an annual salary of $225,000 and was eligible to receive an incentive bonus for fiscal 2014 of 30% of his annual salary based upon our company achieving revenue and operating income (defined as earnings before interest, taxes, depreciation, amortization and stock compensation expense) targets, and based upon Mr. Aisenberg and/or our company achieving certain corporate objectives, as determined by our board of directors with input from Mr. Aisenberg within 30 days following the commencement of Mr. Aisenberg’s employment. No bonus was earned for fiscal 2014. In the event that Mr. Aisenberg’s employment is terminated by us (other than for cause) (A) within 9 months following a sale of the company (i) by the Company other than for cause or (ii) by Mr. Aisenberg for good reason, the Company shall (1) pay in a lump sum payment of 2 times Mr. Aisenberg’s then-current base salary, such payment to be made within 20 days following the termination date, and (2) to the extent Mr. Aisenberg is eligible and elects continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) under a health, dental, or vision plan sponsored by the Company, within the time period prescribed pursuant to COBRA, reimburse Mr. Aisenberg, as and when due to the COBRA carrier, for the COBRA premiums for such coverage (at the coverage levels in effect immediately prior to Mr. Aisenberg’s termination of employment) until the earliest to occur of (a) a period of twenty-four (24) months following the effective date of such termination, (b) the date upon which Mr. Aisenberg becomes eligible for coverage under a health, dental, or vision insurance plan of a subsequent employer and (c) the date Mr. Aisenberg ceases to be eligible for COBRA coverage; or (B) at any other time during the term of Mr. Aisenberg’s employment, the Company shall continue to pay Mr. Aisenberg’s then-current base salary for a period of six (6) months following the effective date of such termination.

Table Of Contents	62

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan, or the Plan, was adopted on September 18, 2006 and became effective on January 12, 2007. A total of 21,000,000 shares of common stock were reserved for issuance upon exercise of awards granted under the Plan, as amended. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, were again available for issuance under the Plan.

The Plan terminated on May 18, 2016.

The Plan is administered by our board of directors or the Compensation Committee of our board of directors as determined by our board of directors or otherwise permitted under the Plan. Our board of directors has the authority to set the terms, conditions and provisions of outstanding awards, to cancel or suspend outstanding awards under certain conditions, and to accelerate the exercisability of outstanding awards. Our board of directors is authorized to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the plan, to determine the terms of agreements entered into with recipients under the Plan, and to make all other determinations that may be necessary or advisable for the administration of the Plan.

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

In the event of any change affecting the shares of common stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distribution to stockholders other than cash dividends, our board of directors will make such substitution or adjustment in the number of shares underlying outstanding options and the per share option price (or exercise or purchase price, if applicable) as it deems to be appropriate in order to maintain the purpose of the original grant.

No option is assignable or otherwise transferable by the grantee other than by will or the laws of descent and distribution and, during the grantee’s lifetime, an option may be exercised only by the grantee.

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

Table Of Contents	63

Under the Plan, the occurrence of a “Change in Control” can affect options and other awards granted under the plan. Generally, the Plan defines a “Change in Control” to include the consummation of a merger or consolidation with or into another entity or any other corporate reorganization, if more than 80% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after the merger, consolidation or other reorganization is owned, directly or indirectly, by persons who were not our stockholders immediately before the merger, consolidation or other reorganization, except that in making the determination of ownership by our stockholders, immediately after the reorganization, equity securities that persons own immediately before the reorganization as stockholders of another party to the transaction will be disregarded. For these purposes voting power will be calculated by assuming the conversion of all equity securities convertible (immediately or at some future time) into shares entitled to vote, but not assuming the exercise of any warrants or rights to subscribe to or purchase those shares. “Change in Control” also includes the sale, transfer or other disposition of all or substantially all of our assets. A transaction will not constitute a Change in Control if its sole purpose is to change the state of our incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held our securities immediately before such transaction.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of March 22, 2017 by:

·	each of our executive officers;
·	each of our directors;
·	all of our directors and executive officers as a group; and
·	each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 22, 2017 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 85,646,354 shares of our common stock outstanding on April 7, 2017. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Ironclad Performance Wear Corporation, 1920 Hutton Court, Suite 300, Farmers Branch, Texas 75234.

Table Of Contents	64

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Jeffrey Cordes (1)	2,947,373	3.4%
Chief Executive Officer, Director
William Aisenberg (2)	2,746,173	3.2%
Chief Financial Officer, Executive Vice President, Secretary
Vane Clayton (3)	1,899,696	2.2%
Director
David Jacobs (4)	954,310	1.1%
Director
Michael DiGregorio (5)	1,100,809	1.3%
Director
Charles Giffen (6)	619,577	*
Director
Directors and officers as a group (6 persons) (7)	10,267,938	11.4%

5% Shareholders:
Ronald Chez	7,535,791	8.8%
Scott Jarus	7,299,700	8.5%
Kenneth J. Frank	5,842,951	6.8%

*       Less than 1%

(1)	Includes 2,293,750 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 7, 2017.
(2)	Includes 12,000 shares held by Mr. Aisenberg’s son and 816,667 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 7, 2017.
(3)	Consists of (i) 833,884 shares of common stock held directly, (ii) 198,521 shares of common stock held by Clayton Wyoming, LLC, of which Mr. Clayton is the manager and as such has voting and investment power, and (iii) 867,291 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 7, 2017.
(4)	Includes 306,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 7, 2017.
(5)	Consists of (i) 748,309 shares of common stock held directly, (ii) 120,000 shares of common stock held by M. DiGregorio and A. DiGregorio trustees of the DiGregorio Revocable Trust, and (iii) 232,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 7, 2017.
(6)	Includes 232,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 7, 2017.
(7)	Includes 4,748,708 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 7, 2017.

Table Of Contents	65

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Stock Incentive Plan)	406,795	(1)	$0.09	-

Equity compensation plans approved by security holders (2006 Stock Incentive Plan)	10,510,030	(2)	$0.168	3,007,648

Equity compensation plans not approved by security holders (Warrants)	43,146	(3)	$0.185	-

Total	10,959,971		$0.165	3,007,648

(1) This number represents options assumed in connection with the merger with Ironclad California.

(2) This number represents stock options to purchase 10,510,030 shares of our common stock under the 2006 Stock Incentive Plan, or the Plan.

(3) This number represents warrants issued to purchase 43,146 shares of our common stock in exchange for services. This warrant has no expiration.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2016, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

·	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
·	in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of five members: Messrs. Clayton, Cordes, DiGregorio, Giffen and Jacobs. We are not a “listed issuer” under SEC rules. We believe that Messrs. Clayton, DiGregorio, Giffen and Jacobs are “independent” as that term is defined in the applicable rules for companies traded on the NASDAQ Stock Market.

Table Of Contents	66

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered by BDO USA, LLP for the years ended December 31, 2016 and December 31, 2015, are set forth below.

	2016	2015
Audit Fees	$248,000	$118,000
Audit-Related Fees	—	—
Tax Fees	14,800	14,510
Total Auditor Fees	$262,800	$132,500

Audit Fees

The audit fees for the years ended December 31, 2016 and December 31, 2015 were for professional services rendered by BDO USA, LLP. Audit fees relate to professional services rendered in connection with the audit of the Company's consolidated annual financial statements, quarterly review of consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings.

Audit-Related Fees

There were no fees for audit-related services for the years ended December 31, 2016 and 2015. Audit-related services principally include accounting consultations.

Tax Fees

Fees were incurred totaling approximately $20,400 during the years ended December 31, 2016 and 2015, respectively for tax services, including for tax compliance, tax advice and tax planning. The tax services were provided by Huselton, Morgan & Maultsby and BDO USA, LLP during the years ended December 31, 2016 and December 31, 2015.

All Other Fees

No other fees were incurred during the years ended December 31, 2016 and 2015 for services provided by BDO USA, LLP, except as described above.

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

The Audit Committee specifically approved all audit and non-audit services performed by our independent accountants in 2016.

Table Of Contents	67

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 25.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title

3.1.1	Articles of Domestication of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
3.1.2	Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
3.1.3	Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed March 7, 2014.
4.1.1	Articles of Domestication of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-118808), filed September 3, 2004.
4.1.2	Certificate of Change effecting a forward stock split and increasing the number of authorized shares, filed May 9, 2006. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
4.1.3	Articles of Merger effecting a name change to the Registrant. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
4.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-51365), filed March 15, 2012.
4.3	2006 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-145855), filed September 4, 2007.
4.4	Amendment No. 1 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 11, 2009.
4.5	Amendment No. 2 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 000-51365), filed April 18, 2011.
4.6	Amendment No. 3 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 000-51365), filed April 5, 2013.
4.7	Amendment No. 4 to Ironclad Performance Wear Corporation’s 2006 Stock Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A (File No. 000-51365), filed April 9, 2014.

Table Of Contents	68

10.1†	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed December 21, 2012.
10.2†	Separation Agreement between Eduard Albert Jaeger and the Registrant. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
10.3	Letter Agreement with Advantage Media Systems, Inc., dated June 29, 2007. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed July 6, 2007.
10.4*	Exclusive License and Distributorship Agreement dated January 6, 2009, between the Registrant and Orr Safety Corporation. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 15, 2009.
10.5†	Offer Letter dated February 3, 2014 issued by Ironclad Performance Wear Corporation to Jeffrey Cordes. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 13, 2014.
10.6†	Offer Letter dated February 18, 2014 issued by Ironclad Performance Wear Corporation to K. Bryan Griggs. Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K (File No. 000-51365), filed March 16, 2015.
10.7†	Offer Letter dated April 22, 2014 issued by Ironclad Performance Wear Corporation to William Aisenberg. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed August 13, 2014.
10.8	Industrial Multi-Tenant Lease dated June 11, 2014, between Ironclad Performance Wear Corporation and 6400 Broadway L.L.L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365) filed June 17, 2014.
10.9	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51365), filed August 25, 2014.
10.10	Form of Lock-Up Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51365), filed August 25, 2014.
10.11*	Revolving Loan and Security Agreement dated November 28, 2014, among Ironclad Performance Wear Corporation, a California corporation, Ironclad Performance Wear Corporation, a Nevada corporation and Capital One, N.A. Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (File No. 000-51365), filed March 16, 2015.
10.12	Revolving Line of Credit Note issued by Ironclad Performance Wear Corporation, a California corporation, and Ironclad Performance Wear Corporation, a Nevada corporation, to Capital One, N.A. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365), filed May 11, 2015.
10.13*	Settlement Agreement dated August 26, 2016, between Ironclad Performance Wear Corporation and ORR Safety Corporation. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-51365) filed November 14, 2016
21.1	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to our Current Report on Form 8-K (File No. 000-51365), filed May 12, 2006.
23.1	Consent of BDO USA, LLP
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Table Of Contents	69

101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

† Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

** Furnished herewith.

Item 16.	Form 10-K Summary

None

Table Of Contents	70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: April 17, 2017		/s/ William Aisenberg
	By:	William Aisenberg
	Its:	Executive Vice President and
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

Name	Title	Date

/s/ Jeffrey Cordes	Chief Executive Officer and Director	April 17, 2017
Jeffrey Cordes	(Principal Executive Officer)

/s/ William Aisenberg	Executive Vice President and	April 17, 2017
William Aisenberg	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David Jacobs	Director	April 17, 2017
David Jacobs

/s/ Vane Clayton	Director	April 17, 2017
Vane Clayton

/s/ Michael DiGregorio	Director	April 17, 2017
Michael DiGregorio

/s Charles Giffen	Director	April 17, 2017
Charles Giffen

Table Of Contents	71