Form 10-Q
period 2017-03-31
IRONCLAD PERFORMANCE WEAR CORP
filed 2017-05-15
CIK 1301712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one);

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ](Do not check if smaller reporting company)	Smaller reporting company	[X]
	Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]

As of May 8, 2017, the registrant had 85,646,354 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017 (unaudited)	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$290,311	$299,904
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $30,000	5,555,550	7,968,513
Inventory, net of reserve of $197,549 and $197,549	7,959,774	8,733,315
Deposits on inventory	108,597	108,597
Prepaid and other	801,418	575,403
Total current assets	14,715,650	17,685,732

PROPERTY AND EQUIPMENT
Computer equipment and software	321,320	294,117
Office equipment and furniture	379,752	343,499
Leasehold improvements	140,717	140,718
Less: accumulated depreciation	(407,734)	(357,204)
Total property and equipment, net	434,055	421,130

Trademarks and patents, net of accumulated amortization of $85,441 and $81,260	231,557	235,738
Deposits and other assets	739,680	451,582
Total other assets	971,237	687,320

Total Assets	$16,120,942	$18,794,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,295,436	$4,674,106
Line of credit	4,484,446	4,248,070
Total current liabilities	6,779,882	8,922,176

Deferred Tax Liability	26,292	—
Total Liabilities	6,806,174	8,922,176

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 172,744,750 shares authorized; 85,646,354 and 84,500,454 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	85,646	84,500
Additional paid-in capital	21,491,424	21,282,588
Accumulated deficit	(12,262,302)	(11,495,082)
Total Stockholders’ Equity	9,314,768	9,872,006
Total Liabilities and Stockholders’ Equity	$16,120,942	$18,794,182

See Notes to Condensed Consolidated Financial Statements.

Table Of Contents	1

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
REVENUES
Net sales	$4,458,843	$5,046,783

COST OF SALES
Cost of sales	2,903,247	3,225,842

GROSS PROFIT	1,555,596	1,820,941

OPERATING EXPENSES
General and administrative	783,064	892,148
Sales and marketing	946,789	722,222
Research and development	147,305	162,752
Purchasing, warehousing and distribution	316,216	326,246
Depreciation and amortization	54,710	40,326

Total operating expenses	2,248,084	2,143,694

LOSS FROM OPERATIONS	(692,488)	(322,753)

OTHER INCOME (EXPENSE)

Interest expense	(48,480)	(36,187)
Interest income	37	—
Total other expense	(48,443)	(36,187)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(740,931)	(358,940)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(26,292)	670

NET LOSS	$(767,223)	(358,270)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	(0.00)
Diluted	$(0.01)	(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	85,017,430	83,011,751
Diluted	85,017,430	83,011,751

See Notes to Condensed Consolidated Financial Statements.

Table Of Contents	2

IRONCLAD PERFORMANCE WEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(767,223)	$(358,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,530	37,234
Amortization	4,180	3,092
Inventory reserve	—	(98,362)
Stock option expense	111,141	104,753
Deferred income taxes	26,292	—
Changes in operating assets and liabilities:
Accounts receivable	2,412,966	547,333
Inventory	773,541	(2,522,161)
Deposits on inventory	—	62,996
Prepaid and other	(514,113)	(410,494)
Accounts payable and accrued expenses	(2,378,670)	60,834
Net cash flows used in operating activities	(281,356)	(2,573,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	(63,454)	(100,819)
Investment in trademarks	—	(42,182)
Net cash flows used in investing activities	(63,454)	(143,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	98,841	14,517
Proceeds from bank line of credit	4,983,336	5,748,652
Payments to bank line of credit	(4,746,960)	(3,047,116)
Net cash flows provided by financing activities	335,217	2,716,053

NET (DECREASE) INCREASE IN CASH	(9,593)	7
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	299,904	276,981
CASH AND CASH EQUIVALENTS END OF PERIOD	$290,311	$276,988

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$48,480	$36,187

See Notes to Condensed Consolidated Financial Statements.

Table Of Contents	3

IRONCLAD PERFORMANCE WEAR CORPORATION

Notes to Condensed Consolidated Financial Statements

1. Description of Business and Liquidity

Ironclad Performance Wear Corporation (“Ironclad”, the “Company”, “we”, “us” or “our”) was incorporated in Nevada on May 26, 2004 and engages in the business of design and manufacture of branded performance work wear including task-specific gloves designed to significantly improve the wearer’s ability to safely, efficiently and comfortably perform general to highly specific job functions. Its customers are primarily hardware, lumber retailers, “Big Box” home centers, industrial distributors and automotive and sporting goods retailers. The Company has received 13 U.S. patents and 11 international patents and has 5 U.S. and 9 international patents pending for design and technological innovations incorporated in its performance work gloves. The Company has 52 registered U.S. trademarks, 6 in-use U.S. trademarks, 13 U.S. trademark pending registration, 39 registered international trademarks and 43pending international trademarks. We also have 7 copyright marks.

The Company reported net losses of $0.8 million and $0.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively. At March 31, 2017 and 2016, the Company had an accumulated deficit of $12.3 million and $8.9 million, respectively. As of March 31, 2017, the Company has a line of credit originally due on February 28, 2017 amounting to $4.5 million and the Company’s cash resources may not be sufficient to fund the payment of the line of credit. The combination of these two events raised substantial doubt on the Company’s ability to continue as a going concern.

On April 11, 2017, Capital One, N.A. granted the Company an extension of the maturity date from February 28, 2017 to April 17, 2018 and replaced the Minimum Debt Service Coverage Ratio covenants calculated as of March 31, 2017, June 30, 2017 and September 30, 2017, with a twelve month trailing adjusted EBITDAS covenant and reset the debt service charge covenant for September 30, 2017. Effective October 1, 2017, Capital One, N.A. will reduce the cap on the line of credit to $5,000,000.

On May 10, 2017, Capital One, N.A. granted the Company an extension of the maturity date from April 17, 2018 to July 18, 2018.

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

2. Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Ironclad Performance Wear Corporation, a Nevada corporation and an inactive parent company, and its wholly owned subsidiary Ironclad Performance Wear Corporation, a California corporation (“Ironclad California”). All significant inter-company transactions have been eliminated in consolidation.

Table Of Contents	4

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

Accounts Receivable

Accounts Receivable	March 31, 2017	December 31, 2016

Accounts receivable	$5,580,550	$7,998,513
Less - allowance for doubtful accounts	(30,000)	(30,000)

Net accounts receivable	$5,555,550	$7,968,513

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

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three months ended March 31, 2017 and March 31, 2016 we decreased our inventory reserve by $0 and $98,362 with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $197,549 as of March 31, 2017 and $197,549 as of December 31, 2016. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

Table Of Contents	5

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are depreciated over fifteen years or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred.

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

Revenue Recognition

A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer, however we have negotiated special terms with certain customers and industries. The Company typically collects payment from a customer within 30 to 60 days from the transfer of title to the products to a customer. Transfer of title occurs and risk of ownership passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer’s obligation to pay the Company for products sold to it is not contingent upon the resale of those products. The Company recognizes revenues when products are shipped or delivered to customers, based on terms of agreement with the customers. All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign customers.

In June 2016 and March 2017, the Company entered into barter agreements whereby it delivered $307,837 and $302,083, respectively, of its inventory in exchange for future advertising credits and other items. The credits, which expire in March 2022, are valued at the lower of the Company’s cost or market value of the inventory transferred. The Company has recorded barter credits of $609,920 in “Other Assets - Non-current” at March 31, 2017. Under the terms of the barter agreements, the Company is required to pay cash equal to a negotiated amount of the bartered advertising, or other items, and use the barter credits to pay the balance. These credits are charged to expense as they are used. During the three months ended March 31, 2017 $0 was charged to expense for barter credits used.

During 2016, the Company entered into patent licensing agreements with multiple companies. The licenses are for a fixed fee and are non-cancellable by the licensee. The Company has no significant continuing obligation with regards to the use of the patent and the license arrangements are treated as an outright sale. The total value of these agreements was $383,500. The payment terms for these licenses varied by licensee and, in one case, payments extend over a period of five years. The Company has recorded $41,980 in “Prepaid expenses and other current assets” at March 31, 2017, representing the amounts that are due and payable within twelve months of March 31, 2017. At March 31, 2017, “Other Assets - Non-current” includes $94,935 of amounts that are due and payable in periods after March 31, 2018.

Revenue Disclosures

The Company’s revenues are derived substantially from the sale of our core line of task specific work gloves, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

Table Of Contents	6

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Domestic	$3,644,350	$3,748,157
International	814,493	1,298,626
Total	$4,458,843	$5,046,783

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

Table Of Contents	7

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/16	$75,000
Payments Recorded During the Period	(86,061)
(11,061)
Accrual for New Liabilities During the Reporting Period	86,061
Reserve Balance 3/31/17	$75,000

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2017 and 2016 were $140,015 and $62,928, respectively.

Shipping and Handling Costs

Freight billed to customers is recorded as sales revenue and the related freight costs as cost of sales.

Customer Concentrations

Two customers accounted for approximately $2,077,000 or 46.6% of net sales for the quarter ended March 31, 2017.   Three customers accounted for approximately $2,802,000 or 55.5% of net sales for the three months ended March 31, 2016.  No other customers accounted for more than 10% of net sales during the periods.

Supplier Concentrations

Four suppliers, who are located overseas, accounted for approximately 73% of total purchases for the three months ended March 31, 2017.  Three suppliers, who are located overseas, accounted for approximately 58% of total purchases for the three months ended March 31, 2016.  All transactions are conducted in United States Dollars and therefore there are no transaction gains or losses incurred on transactions with foreign suppliers.

Stock Based Compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share-Based Payment.”  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, as well as transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on the fair value of the share-based payment.  ASC 718 establishes fair value as the measurement objective in accounting for share-based payment transactions with employees, such as the options issued under our stock incentive plans.

Table Of Contents	8

Earnings (Loss) Per Share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

As a result of the net loss for the three months ended March 31, 2017 and 2016, the Company calculated diluted loss per share using weighted average basic shares outstanding only, as using diluted shares would be anti-dilutive to loss per share.

The following table sets forth the calculation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, 2017 and 2016 if diluted shares were to be included:

	2017	2016
Numerator: Net Loss	$(767,223)	$(358,270)
Denominator: Basic and Diluted EPS
Common shares outstanding, beginning of period	84,500,454	82,937,309
Weighted average common shares issued during the period	516,976	74,442
Denominator for basic earnings per common share	85,017,430	83,011,751
Denominator: Diluted EPS
Common shares outstanding, beginning of period	84,500,454	82,937,309
Weighted average common shares issued during the period	516,976	74,442
Denominator for diluted earnings per common share	85,017,430	83,011,751

The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the periods presented as the effect would have been anti-dilutive:

	Three Months
	Ended March 31,
	2017	2016
Options outstanding under the Company’s stock option plans	10,260,131	11,846,509
Common Stock Warrants	43,146	43,146

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

Table Of Contents	9

The components of the provision for (benefit from) income taxes for the three months ended March 31, 2017 and 2016 was $26,292 and ( $670) pertaining to an additional allowance for tax assets relating to indefinite lived intangibles that are not expected to reverse and a tax refund received, respectively.   As of March 31, 2017, the Company reviewed its current profitability and forecasted future results and concluded that it is more likely than not that we will not be able to realize any of our deferred tax asset. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s principal financial instruments are cash, accounts receivable, accounts payable and short term line of credit debt. At March 31, 2017 and December 31, 2016, cash, accounts receivable, accounts payable and short term line of credit debt, due to their short maturities, and liquidity, are carried at amounts which reasonably approximate fair value.

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

There were no items measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

Recent Accounting Pronouncements

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

Table Of Contents	10

On July 22, 2015, the FASB issued ASU 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). For public business entities, the ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early application of the ASU is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The adoption of this standard did not have a material impact on our financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company already adopted this guidance effective January 1, 2016 on a retrospective basis.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance will change how companies account for certain aspects of share-based payments to employees. Companies will be required to recognize the difference between the estimated and the actual tax impact of awards within the income statement when the awards vest or are settled, and additional paid-in capital (“APIC”) pools will be eliminated. This ASU also impacts the classification of awards as either equity or liabilities and the classification of share-based transactions within the statement of cash flows. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. The adoption of this standard did not have a material impact on our financial position and results of operations.

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

3. Inventory

At March 31, 2017 and December 31, 2016 the Company had one class of inventory - finished goods.  Inventory is shown net of a provision of $197,549 as of March 31, 2017 and $197,549 as of December 31, 2016.

	March 31, 2017	December 31, 2016

Finished goods, net	$7,959,774	$8,733,315

Table Of Contents	11

4. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016

Computer equipment and software	$321,320	$294,117
Office furniture and equipment	379,752	343,499
Leasehold improvements	140,717	140,718

	841,789	778,334
Less: Accumulated depreciation	(407,734)	(357,204)
Property and equipment, net	$434,055	$421,130

Depreciation expense for the three months ended March 31, 2017 and 2016 was $50,530 and $37,234, respectively.

5. Trademarks and Patents

Trademarks and patents consisted of the following:

	March 31,	December 31,
	2017	2016

Trademarks and patents	$316,998	$316,998
Less: Accumulated amortization	(85,441)	(81,260)
Trademarks and Patents, net	$231,557	$235,738

Trademarks and patents consist of definite-lived trademarks and patents of $239,667 and $239,667 and indefinite-lived trademarks and patents of $77,331 and $77,331 at March 31, 2017 and December 31, 2016, respectively. All trademark and patent costs have been generated by the Company, and consist of legal and filing fees.

Amortization expense for the three months ended March 31, 2017 and 2016 was $4,180 and $3,092, respectively.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accounts payable	$1,399,049	$3,528,762
Accrued rebates and co-op	407,326	540,265
Accrued returns reserve	75,000	75,000
Accrued expenses – other	414,061	530,079

Total accounts payable and accrued expenses	$2,295,436	$4,674,106

Table Of Contents	12

7. Bank Lines of Credit

Bank Revolving Loan

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan was due to expire on November 30, 2016. On September 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at March 31, 2017 was 4.28%. This agreement contained a Minimum Debt Service Coverage Ratio covenant and contains a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base.

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

On May 10, 2017, Capital One, N.A. granted the Company an extension of the maturity date from April 17, 2018 to July 18, 2018.

Although we were able to obtain waivers for our previous loan covenant violations and the Company met its March 31, 2017 loan covenants, we do not guarantee that we will meet the requirements of our covenants throughout the end of the extension period of the loan.

At March 31, 2017, the Company had unused credit available under our current facility of approximately $3,515,554. As of March 31, 2017 and December 31, 2016, the total amounts due to Capital One, N.A. were $4,484,446 and $4,248,070, respectively.

8. Equity Transactions

Common Stock

On January 25, 2017 the Company issued 100,000 shares of common stock upon the exercise of stock options at an exercise price of $0.095.

On February 17, 2017 the Company issued 595,900 shares of common stock upon the exercise of stock options at an exercise price range of $0.09 to $0.095.

On February 23, 2017 the Company issued 75,000 shares of common stock upon the exercise of stock options at an exercise price of $0.095.

Table Of Contents	13

On February 27, 2017 the Company issued 150,000 shares of common stock upon the exercise of stock options at an exercise price of $0.095.

On March 27, 2017 the Company issued 125,000 shares of common stock upon the exercise of stock options at an exercise price of $0.095.

There were 85,646,354 shares of common stock of the Company outstanding at March 31, 2017.

Warrant Activity

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2016	43,146	0.19
Warrants exercised	—
Warrants outstanding at March 31, 2017	43,146	0.19

Stock Based Compensation

Effective May 18, 2006, the Company reserved 4,250,000 shares of its common stock for issuance to employees, directors and consultants under its 2006 Stock Incentive Plan (the “2006 Plan”). In June, 2009, the stockholders of the Company approved an increase in the number of shares of common stock reserved under the 2006 Plan to 11,000,000 shares.  In April, 2011, the stockholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 13,000,000 shares. In May, 2013, the stockholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 16,000,000 shares. In April, 2014, the stockholders of the Company approved a further increase in the number of shares of common stock reserved under the 2006 Plan to 21,000,000 shares. Under the 2006 Plan, options may be granted at prices not less than the fair market value of the Company’s common stock at the grant date. Options generally have a ten-year term and shall be exercisable as determined by the Board of Directors. The 2006 Plan terminated on May 18, 2016.

The fair value of each stock option granted under the 2006 Plan is estimated on the date of the grant using the Black-Scholes Model.  The Black-Scholes Model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on historical market prices of the Company’s common stock. The expected life of an option grant is based on management’s estimate. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

For stock options issued during the three months ended March 31, 2017 and March 31, 2016, the fair value of these options amounting to $148,960 and $262,800, respectively, was estimated at the date of the grant using a Black-Scholes option pricing model with the following range of assumptions:

	March 31, 2017	March 31, 2016
Risk free interest rate	1.90% - 1.94%	1.705%
Dividends	—	—
Volatility factor	89.19% - 90.50%	101.0%
Expected life	6.25 years	6.25 years

Table Of Contents	14

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	10,130,720	$0.16
Granted	1,600,000	$0.23
Exercised	(1,063,145)	$0.13
Cancelled/Expired	(250,750)	$0.23
Outstanding at December 31, 2016	10,416,825	$0.17
Granted	600,000	$0.272
Exercised	(1,045,900)	$0.097
Cancelled/Expired	(310,794)	$0.255
Outstanding at March 31, 2017	9,660,131	$0.18
Exercisable at March 31, 2017	6,983,047	$0.165

The following table summarizes information about stock options outstanding at March 31, 2017:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Outstanding Shares
$0.09 - $0.27	9,660,131	6.16	$0.17	$651,370

The following table summarizes information about stock options exercisable at March 31, 2016:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value Exercisable Shares
$0.09 - $0.27	6,983,047	6.45	$0.17	$1,291,201

The following table summarizes information about non-vested stock options at March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2015	2,615,422	$0.16
Granted	1,200,000	$0.27
Vested	(303,224)	$0.116
Forfeited	(56,253)	$0.22
Non-Vested at December 31, 2016	2,872,924	$0.18
Granted	600,000	$0.27
Vested	(566,671)	$0.139
Forfeited	(229,169)	$0.26
Non-Vested at March 31, 2017	2,677,084	$0.202

Table Of Contents	15

From time to time, we issue awards of restricted common stock to our board members. Generally, the awards vest over a period of one year after the date of grant contingent upon the continued service of the recipients. Awards are valued based on the market value of the common stock at grant date and compensation expense is recognized over the vesting period. The Company granted 500,000 and 733,333 restricted common stock awards in 2016 and 2015, respectively.

The following tables summarize information about non-vested stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-Vested at December 31, 2015	366,665	$0.23
Granted	500,000	$0.24
Vested	(616,665)	$0.26
Non-Vested at December 31, 2016	250,000	$0.24
Granted	100,000	$0.26
Vested	(200,000)	$0.25
Non-Vested at March 31, 2017	150,000	$0.24

In accordance with ASC 718, the Company recorded $111,141 and $104,753 of compensation expense for employee stock options and awards during the three months ended March 31, 2017 and 2016. There was a total of $468,629 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Plan outstanding at March 31, 2017. This cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the three months ended March 31, 2016 was $128,264.

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

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2012 through 2015. The Company’s state tax returns are open to audit under the statute of limitations for the fiscal years 2011 through 2015.   The Company’s 2016 tax returns are currently on extension.

The components of the provision for (benefit from) income taxes for the three months ended March 31, 2017 and 2016 was $26,292 and ($670) pertaining to an additional allowance for tax assets relating to indefinite lived intangibles that are not expected to reverse and a tax refund received, respectively.   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not be able to realize any of the benefits of these deductible differences.

As of March 31, 2017, the Company had unused federal and states net operating loss carryforwards available to offset future taxable income of approximately $4,885,000 and $5,701,000, respectively, that expire between 2017 and 2028.

Table Of Contents	16

10. Commitments and Contingencies

On June 11, 2014, the Company entered into a 42 month lease for a new corporate office facility in Farmers Branch, Texas, commencing in the third quarter of 2014. The Company relocated its corporate headquarters to Texas in the third quarter of 2014. This new facility is approximately 13,026 square feet and the Company has negotiated six months of rent abatement. The monthly base rent is $7,653 plus $3,449 for common area operating expenses. A security deposit of one month’s rent has been made in the amount of $11,102. As part of this process, we were granted $60,000 for tenant improvements. Rent expense attributable to this facility for the three months ended March 31, 2017 and March 31, 2016 was $27,770 and 27,799, respectively.

On November 10, 2015, the Company entered into a 24 month lease for a new international sourcing office in Jakarta, Indonesia, commencing on January 1, 2016. The monthly base rent is approximately $1,200 during the first year of the lease with an increase to approximately $1,325 per month for the second year of the lease. A security deposit of three month’s rent has been made in the amount of $3,730. Rent expense attributable to this facility for the three months ended March 31, 2017 and March 31, 2016 was $5,126 and 4,197, respectively.

The Company has various non-cancelable operating leases for office equipment expiring through October, 2019. Equipment lease expense charged to operations under these leases was $4,280 and $7,485 for the three months ended March 31, 2017 and 2016, respectively.

Future minimum rental commitments under these non-cancelable operating leases for years ending December 31 are as follows:

Year	Facilities	Equipment	Total
2017	84,689	8,095	92,784
2018	16,175	7,329	23,504
2019	-	1,295	1,295

	$100,864	$16,719	$117,583

11. Legal Proceedings

None

Table Of Contents	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2017 and 2016. The following discussion of our results of operations and financial condition should be read together with the condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on April 17, 2017.

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

We believe that our products have international appeal. In 2005, we began selling products in Australia and Japan through independent distributors, which accounted for approximately 10% of total sales for the quarter presented. From 2006 through 2015 we entered the Canadian and European markets through distributors. International sales represented approximately 21% of total sales in fiscal year 2016. We plan to continue to increase sales internationally by expanding our distribution into Europe and other international markets during the fiscal year ending December 31, 2017.

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan was due to expire on November 30, 2016. On September 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at March 31, 2017 was 4.28%. This agreement contained a Minimum Debt Service Coverage Ratio covenant and contains a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base.

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

On May 10, 2017, Capital One, N.A. granted the Company an extension of the maturity date from April 17, 2018 to July 18, 2018.

At March 31, 2017, the Company had unused credit available under our current facility of approximately $3,515,554.

Critical Accounting Policies, Judgments and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Table Of Contents	19

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

Revenue Disclosures

Our revenues are derived from the sale of our core line of task specific work gloves, available to all of our customers, both domestically and internationally.  Below is a table outlining this breakdown for the comparative periods:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Domestic	$3,644,350	$3,748,157
International	814,493	1,298,626
Total	$4,458,843	$5,046,783

Inventory Obsolescence Allowance

We review the inventory level of all products quarterly. For most glove products that have been in the market for one year or greater, we consider inventory levels of greater than one year’s sales to be excess. Due to limited market penetration for our apparel products we have decided to provide a 50% allowance against this line of products. Products that are no longer part of the current product offering are considered obsolete. The potential for re-sale of slow-moving and obsolete inventories is based upon our assumptions about future demand and market conditions. The recorded cost of obsolete inventories is then reduced to zero and a reserve is established for slow moving products. Both the write down and reserve adjustments are recorded as charges to cost of goods sold. For the three months ended March 31, 2017 and March 31, 2016 we adjusted our inventory reserve by $0 and $98,362 with the corresponding adjustments in cost of goods sold, respectively, and reported an obsolescence reserve balance of $197,549 as of March 31, 2017 and $197,549 as of December 31, 2016. All adjustments for obsolete inventory establish a new cost basis for that inventory as we believe such reductions are permanent declines in the market price of our products. Generally, obsolete inventory is sold to companies that specialize in the liquidation of these items or contributed to charities, while we continue to market slow-moving inventories until they are sold or become obsolete. As obsolete or slow-moving inventory is sold or disposed of, we reduce the reserve.

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

Table Of Contents	20

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

Reserve for Product Returns, Allowances and Adjustments

Reserve Balance 12/31/16	$75,000
Payments Recorded During the Period	(86,061)
(11,061)
Accrual for New Liabilities During the Reporting Period	86,061
Reserve Balance 3/31/17	$75,000

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be effectively sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.   During 2016, we reviewed current profitability and forecasted future results and concluded that it was more likely than not that we would not be able to realize any of our deferred tax assets. In recognition of this risk, we provided a full valuation allowance on the deferred taxes as of December 31, 2016. As of March 31, 2017, we maintained our position to provide a full allowance on our net deferred tax assets. We will continue to evaluate if it is more likely than not that we will realize the future benefits from current and future deferred tax assets.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Net Sales decreased $587,940, or 11.6%, to $4,458,843 in the quarter ended March 31, 2017 from $5,046,783 for the corresponding period in 2016. Two customers accounted for 46.6% of Net Sales during the quarter ended March 31, 2017 and three customers accounted for 55.5% of Net Sales during the quarter ended March 31, 2016. The Company saw increased sales in our retail segment of approximately $445,000, offset by reduced sales in our industrial, international and private label segments of approximately $1,032,000 in total.   The sales increase in our retail segment was primarily due to our increased business with in the do-it-yourself (or DIY) channel. The decreased sales in the industrial and international segments is primarily due to reduced sales to ORR Safety and reduced sales to our Australian distributor. The decrease in sales to our Australian distributor is primarily due to a delay in purchases attributable on an upcoming line review with their largest customer. Due to this line review, they will be holding off on all purchases until the third and fourth quarters of 2017. This customer is contractually obligated to purchase a minimum required amount of product in 2017. If they do not purchase the required amount of product, they must compensate the Company for the lost gross margin on the sale. We continue to focus our sales efforts on those areas where we see growth opportunities, the industrial and safety markets and job specific and specialty glove styles.

Gross Profit decreased $265,345, or 14.6%, to $1,555,596 for the quarter ended March 31, 2017 from $1,820,941 for the corresponding period in 2016. Gross profit, as a percentage of net sales, or gross margin, decreased to 34.9% in the first quarter of 2017 from 36.1% in the same quarter of 2016.  The decrease in gross profit percentage points of 1.2% for the first quarter was primarily due to the mix of sales during the quarter.

Operating Expenses increased by $104,390, or 4.9%, to $2,248,084 in the first quarter of 2017 from $2,143,694 in the first quarter of 2016. As a percentage of net sales, operating expenses increased to 50.4% in the first quarter of 2017 from 42.5% in the same period of 2016.  The increased spending for the first three months of 2017 was primarily driven by two factors. The majority of the increase is driven by increased wages, benefits and sales related travel due to an increase in our number of field sales people and increase in headcount required to service the Grainger business and generate new business.

Table Of Contents	22

Loss from Operations increased by $369,735, or 115%, to a loss of $692,488 in the first quarter of 2017, from a loss of $322,753 in the first quarter of 2016. Loss from operations as a percentage of net sales increased to 15.5% in the first quarter of 2017 from 6.4% in the first quarter of 2016.  The increase in loss from operations in the three month period was primarily due to the reduction in net sales and increase in operating expenses.

Interest Expense increased $12,293 to $48,480 in the first quarter of 2017 from $36,187 in the same period of 2016. This increase is due to greater borrowings under our bank line of credit agreement which were utilized to fund our working capital needs.

Net Loss increased by $408,953, or 114%, to a loss of $767,223 in the first quarter of 2017 from a loss of $358,270 in the first quarter of 2016.  This increased loss was primarily the result of the decreased net sales and the increase in operating expenses.

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

On November 28, 2014 we entered into a Revolving Loan and Security Agreement with Capital One, N.A. which currently provides a revolving loan of up to $8,000,000. The loan was due to expire on November 30, 2016. On September 16, 2015, pursuant to the terms of the agreement, we increased the line limit from $6,000,000 to $8,000,000. All advances, up to the line limit of $8,000,000, are subject to a Borrowing Base report. The term Borrowing Base means an amount equal to (a) 80% of the net amount of all eligible accounts receivable plus, (b) 50% of the value of eligible landed inventory, plus (c) 35% of eligible in-transit inventory. In addition, the outstanding principal amount of all advances against eligible inventory shall not exceed 50% of the total line limit. All of our assets secure amounts borrowed under the terms of this agreement. Interest on borrowed funds accrued at LIBOR plus 2.80% until such time as the Company’s trailing twelve month EBITDAS (Earnings Before Interest, Taxes, Depreciation, Amortization and Stock compensation expense) exceeded $1,000,000 at which time the rate decreased to LIBOR plus 2.50%. The interest rate at March 31, 2017 was 4.28%. This agreement contained a Minimum Debt Service Coverage Ratio covenant and contains a Tangible Net Worth covenant. On March 16, 2016, the Company modified its Revolving Loan and Security Agreement with Capital One, N.A. which allowed the Company to add certain legal expenses of up to $325,000 in the calculation of EBITDAS for the trailing twelve month periods ending March 31, June 30, September 30 and December 31, 2016 and permit including certain receivables of up to $300,000 in the definition of eligible accounts receivable in determining the Borrowing Base.

Table Of Contents	23

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

On May 10, 2017, Capital One, N.A. granted the Company an extension of the maturity date from April 17, 2018 to July 18, 2018.

At March 31, 2017, the Company had unused credit available under our current facility of approximately $3,515,554.

The Company utilized cash flow from operations of $281,356 in the first quarter of 2017. The cash flow used in operations is primarily the result of the net loss increases in prepaid expenses and a decrease in accounts payable and accrued expenses, offset by decreases in accounts receivable and inventory.

The Company provided approximately $335,000, net, of cash flow in financing activities through borrowings on the line of credit.

The Company reported net losses of $0.8 million and $0.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively. At March 31, 2017 and 2016, the Company had an accumulated deficit of $12.3 million and $8.9 million, respectively. As of March 31, 2017, the Company has a line of credit originally due on February 23, 2017 amounting to $4.5 million and the Company’s cash resources may not be sufficient to fund the payment of the line of credit. The combination of these two events raised substantial doubt on the Company’s ability to continue as a going concern.

The Company does not have sufficient funds to pay down the credit line at its current due date, however, Capital One, N.A. has extended the maturity date of the line and is working with the Company to facilitate an orderly exit from the line. On May 10, 2017, Capital One, N.A. granted the Company an extension of the maturity date from April 17, 2017 to July 17, 2018 and, as noted above, on April 11, 2017 replaced the Minimum Debt Service Coverage Ratio covenants calculated as of March 31, 2017, June 30, 2017 and September 30, 2017, with a twelve month trailing adjusted EBITDAS covenant, and reset the debt service charge covenant for September 30, 2017. Effective October 1, 2017, Capital One, N.A. will reduce the cap on the line of credit to $5,000,000. The Company worked diligently in modeling the impact of these changes and it is probable that we will be able to perform above the required covenant levels. In addition, the Company believes that it will generate adequate funds to finance its operating needs and it will continue to operate within the line of credit agreement.

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

Management believes that it is capable of renewing this type of loan based on the value of its accounts receivable and inventory and the strength of its business going forward. The Company also intends to commence talks to refinance the line of credit with another funding source and intends to close on a new line prior to the expiration of the current Capital One N.A. extension. However, we cannot guarantee that we would be able to successfully execute our strategies described above, or obtain alternative financing, if necessary, on commercially reasonable terms or at all, or that implementing these strategies would allow us to meet our debt obligations and capital requirements.

Table Of Contents	24

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

Off Balance Sheet Arrangements

At March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, management has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our internal control over financial reporting was not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In management’s assessment of internal controls, it concluded that deficiencies exist in several key areas that, individually or in combination with one another, may not reasonably and timely detect or prevent a material misstatement in our financial reporting. Management’s findings of material weaknesses are summarized below.

Controls over Revenue Recognition

We have implemented design changes to our process and controls to address deficiencies over revenue recognition that contributed to our material weakness identified as of December 31, 2016. Management is still in the process of testing and evaluating the effectiveness of those changes which are expected to be completed in the third quarter of 2017.

Remediation of the Material Weakness in Internal Control over Financial Reporting

In response to the identified material weaknesses, management, with Audit Committee oversight, is continuing to dedicate resources and effort to improve the effectiveness of our revenue recognition controls to prevent recurrence of identified process failures.  Management, with Audit Committee oversight, has implemented a remediation program for the remainder of 2017. To properly align the remediation process, the annual risk assessment will include a more focused attention on transaction processing and reporting.

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

Table Of Contents	26

PART II:  OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels.
101.PRE	XBRL Taxonomy Extension Presentation.

*       Furnished herewith.

Table Of Contents	27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONCLAD PERFORMANCE WEAR CORPORATION

Date: May 15, 2017	By:	/s/ William Aisenberg
William Aisenberg, EVP, Chief Financial Officer

Table Of Contents	28